Form 10-Q
period 2002-05-31
GUSANA EXPLORATIONS INC
filed 2002-07-15
CIK 1160858

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended May 31, 2002

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from [  ] to [  ]

Commission file number 333-72802

GUSANA EXPLORATIONS INC.
(Exact name of small business issuer specified in its charter)
NEVADA	98-0352633
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
#244-2906 WEST BROADWAY STREET, VANCOUVER, BC CANADA V6K 1G8
(Address of Principal Executive Offices)
(604) 833-3903
Issuer's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report

Check whether the issuer:

    filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
    has been subject to such filing requirements for the past 90 days. Yes  [ X ]    No  [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2002 there were 5,000,000 common shares outstanding.

GUSANA EXPLORATIONS, INC.
INDEX

PART 1 - FINANCIAL INFORMATION	Page
Item 1 - Financial Statements
Balance Sheets as of May 31, 2002 (unaudited) and August 31, 2001	3
Statements of Operations for the cumulative period from incorporation to May 31, 2002, for the three month period ended May 31, 2002 and for the nine month period ended May 31, 2002 (unaudited)	4
Statements of Stockholder Deficiency as of May 31, 2002 (unaudited)	5
Statements of Cash Flow for the cumulative period ended May 31, 2002 and for the nine month period ended May 31, 2002 (unaudited)	6
Notes to Financial Statements (unaudited)	7-11
Item II - Management's Discussion And Analysis Of Financial Condition And Results Of Operations	12
FINANCIAL DATA SCHEDULE	13

Item 1. Financial Statements - May 31, 2002

GUSANA EXPLORATIONS INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)

	May 31, 2002	August 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 3,009	$ 5,657
Total assets	$ 3,009	$ 5,657
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$ 4,000	$ 2,000
Due to related party (Note 6)	9,365	6,493
Total current liabilities	13,365	8,493
Stockholders' deficiency
Capital stock (Note 7)
Authorized 100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding 5,000,000 common shares (August 31, 2001 - 5,000,000)	50	50
Additional paid-in capital (Note 7)	274,950	274,950
Deficit accumulated during the exploration stage	(285,356)	(277,836)
Total stockholders' deficiency	(10,356)	(2,836)
Total liabilities and stockholders' deficiency	$ 3,009	$ 5,657

History and organization of the Company (Note 1)

The accompanying notes are an integral part of these financial statements.

GUSANA EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative Amounts From Date of Incorporation on April 25, 2001 to May 31, 2002	Three Month Period Ended May 31, 2002	Nine Month Period Ended May 31, 2002
EXPENSES
Consulting fees	$ 546	$ -	$ 546
Management fees	273,000	-	-
Mineral property costs	2,000	-	-
Office and miscellaneous	1,810	376	974
Professional fees	8,000	4,000	6,000
Net loss for the period	$ (285,356)	$ (4,376)	$ (7,520)
Basic and diluted loss per share		$ (0.01)	$ (0.01)
Weighted average number of shares of common shares outstanding		5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

GUSANA EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)
(Unaudited)

	Common stock		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Deficiency
	Shares	Amount
Balance, April 25, 2001 (Date of incorporation)	-	$ -	$ -	$ -	$ -
Shares issued for management fees	4,963,635	49	272,951	-	273,000
Shares issued for the reimbursement of mineral property costs at $0.055	36,365	1	1,999	-	2,000
Net loss for the period	-	-	-	(277,836)	(277,836)
Balance, August 31, 2001	5,000,000	50	274,950	(277,836)	(2,836)
Net loss for the period	-	-	-	(7,520)	(7,520)
Balance, May 31, 2002	5,000,000	$ 50	$ 274,950	$ (285,356)	(10,356)

The accompanying notes are an integral part of these financial statements.

GUSANA EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative Amounts From Date of Incorporation on April 25, 2001 to May 31, 2002	Nine Month Period Ended May 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (285,356)	$ (7,520)
Items not affecting cash:
Issuance of shares for management fees	273,000	-
Issuance of shares for the reimbursement of mineral property costs	2,000	-
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	4,000	2,000
Net cash used in operating activities	(6,356)	(5,520)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related parties	9,365	2,872
Net cash provided by financing activities	9,365	2,872
Changes in cash and cash equivalents for the period	3,009	(2,648)
Cash and cash equivalents, beginning of period	-	5,657
Cash and cash equivalents, end of period	$ 3,009	$ 3,009
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for income taxes	$ -	$ -

Supplemental disclosure for cash flows (Note 8)

The accompanying notes are an integral part of these financial statements.

GUSANA EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
MAY 31, 2002

1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on April 25, 2001 under the laws of the State of Nevada. The Company is in the business of exploration and development of mineral properties. The Company has not yet determined whether its properties contain mineral resources that may be economically recoverable. The Company therefore has not reached the development stage and is considered to be an exploration stage company.

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the period ended August 31, 2001. The results of operations for the nine month period ended May 31, 2002 are not necessarily indicative of the results to be expected for the year ending August 31, 2002.

2. GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plan in this regard is to raise equity financing as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

	May 31, 2002	August 31, 2001

Deficit accumulated during the exploration stage	$ (285,356)	$ (277,836)
Working capital (deficiency)	(10,356)	(2,836)

3. SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. At May 31, 2002 and August 31, 2001, cash and cash equivalents consisted of cash held at banks.

Mineral properties and exploration costs

Exploration and prospecting costs are expensed as incurred, as are development costs for projects not yet determined by management to be commercially feasible. Expenditures for mine development are capitalized when the properties are determined to have economically recoverable proven reserves but are not yet producing at a commercial level. Prior to commencing commercial production, revenues relating to development ore, net of mining costs associated with its production, are offset against mine development costs. Mine development costs incurred to access reserves on producing mines are also capitalized. Capitalization of all exploration, development and acquisition costs, commences once the Company identifies proven and probable reserves that relate to specific properties.

Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount of the mining project or property, an impairment is recognized based upon the estimated fair value of the mining project or property, calculated using estimates of proven and probable mineable reserves, future prices, operating costs, capital requirements and reclamation costs.

Environmental requirements

At the report date, environmental requirements related to mineral properties (Note 5) are unknown and therefore an estimate of any future cost cannot be made.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share takes into consideration shares of common stock outstanding (computed under basic earnings (loss) per share) and potentially dilutive shares of common stock.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Foreign currency translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statements of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. This statement also establishes criteria for separate recognition of intangible assets acquired in a purchase business combination. SFAS 141 is effective for business combinations completed after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

In July 2001, FASB issued Statements of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In October 2001, FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

4. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities and due to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

5. MINERAL PROPERTY

During the period ended August 31, 2001, the Company acquired one mineral property containing four mining claims in British Columbia, Canada by staking. In order to maintain its interest, the Company must begin exploration on or before July 28, 2002 or pay CDN$150.

Cumulative mineral property costs consist of acquisition costs of $2,000.

6. RELATED PARTY TRANSACTIONS

The amount due to a related party of $9,365 (August 31, 2001 - $6,493) consists of advances from a director of the Company. The advances are non-interest bearing with no specific terms of repayment.

7. CAPITAL STOCK

On June 28, 2001, the Company issued 4,963,635 shares of common stock in the amount of $273,000 for management fees to directors of the Company.

On June 28, 2001, the Company issued 36,365 shares of common stock in the amount of $2,000 for the reimbursement of mineral property costs to directors of the Company.

Common shares

The common shares of the Company are of the same class, voting and entitle shareholders to dividends. Upon liquidation, dissolution or wind-up, shareholders are entitled to the residual business proceeds of the Company after all of its debts, obligations and liabilities are settled.

Additional paid-in capital

The excess of proceeds received for common shares over their par value of $0.00001, less share issue costs, is credited to additional paid-in capital.

8. SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS

There were no significant non-cash financing or investing transactions for the nine month period ended May 31, 2002.

9. SEGMENTED INFORMATION

The Company conducts business in one business segment in Canada.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Financial Condition, Liquidity and Capital Resources

Since inception on April 25, 2001, the Company has been engaged in exploration and acquisition of mineral properties. The Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At May 31, 2002, there was positive working capital of $3,009 compared to a working capital of $5,657 at August 31, 2001. This change occurred as a result of operations.

At May 31, 2002, the Company's total assets of $3,009 consists of cash. This compares with the Company's assets of August 31, 2001 which was $5,657.

At May 31, 2002, the Company's total liabilities increased to $13,365 from $8,493 at August 31, 2001, primarily reflecting related party loans and payables of $9,365 and a build-up of accounts payable in the amount of $4,000 in mainly professional fees.

The Company has not had revenues form inception. Although there is insufficient capital to fully explore and develop its mineral properties, the Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

The Company has not long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

The Company posted losses of $4,376 for the three months ending May 31, 2002. The principal component of the loss was professional expenses.

Operating expenses for the three months ending May 31, 2002 were $4,376, down approximately $273,460 from the short year ending August 31, 2002, primarily as a result of decreased executive compensation expenses, which were $273,000 in the year ended August 31, 2001 and $-0- thereafter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUSANA EXPLORATIONS INC.
(Registrant)

By:___/s/ Andrew B. Stewart President, CEO, Treasurer, Principal Accounting Officer & Director	By: /s/ Andrew P. King Secretary & Director
Date: July 15, 2002	Date: July 15, 2002

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE MAY 31, 2002 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	3-MOS
<FISCAL-YEAR-END>	AUG-31
<PERIOD-END>	MAY 31, 2002
<CASH>	38,927
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	3,009
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	3,009
<CURRENT-LIABILITIES>	13,356
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	5,000,000
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	3,009
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(4,376)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(4,376)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(4,376)
<EPS-PRIMARY>	(0.01)
<EPS-DILUTED>	(0.01)