Form 10KSB
period 2002-08-31
GUSANA EXPLORATIONS INC
filed 2002-12-09
CIK 1160858

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - August 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-72802

GUSANA EXPLORATIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0352633 (Employer Identification No.)

#244-2906 West Broadway Street
Vancouver, BC Canada V6K 1G8
(Address of principal executive offices, including zip code.)

(604) 833-3903
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ x ] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. August 31, 2002    $-0-.

The current market value of the common stock held by non-affiliates on November 30, 2002 is $56,590 (based on price of issuance at $0.10 per common share). There are approximately 565,900 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.     Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: November 30, 2002 - 5,565,900 shares of Common Stock

Transitional Small Business Issuer Format
YES [ ] NO [ x ]

SAFE HARBOR STATEMENT

This annual report on Form 10-KSB includes forward-looking statements. All statements, other than statements of historical fact made in this Annual Report on Form 10-KSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Gusana Explorations Inc. The Company's actual results may differ significantly from management's expectations.

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this quarterly report to conform them to actual results.

GUSANA EXPLORATIONS INC.
INDEX TO FORM 10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

We were incorporated in the State of Nevada on April 25, 2001. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 502 East John Street, Carson City, Nevada, 89706 and our business office is located at #244 - 2986 West Broadway Street, Vancouver, British Columbia, Canada V6K 1G8. Our telephone number is (604) 833-3903. Our offices are leased from Performance Capital Group. on a month to month basis and our monthly rental is $-0-.

Background

In July 2001, Andrew King our Secretary and a member of the board of directors, acquired four mining claims totaling approximately 250 acres in British Columbia, Canada by the staking of the same. In September 2001, Mr. King acquired an additional mineral property containing two mining claims totaling approximately 125 acres in British Columbia, Canada by the staking of the same. The additional property is contiguous to the original property staked in July 2001. Mr. King is licensed to stake claims in British Columbia as a Free Miner. In order to qualify as a Free Miner, Mr. King wrote an examination at the British Columbia Gold Commissioner. Mr. King has done limited research on the selection of mineral properties, however, Mr. King has received no formal training in this area. Mr. King believed the property appeared to be promising due to its proximity to other properties with previous exploration work, because of the relative ease of access to the property and because the property is not located in an environmentally sensitive region. The claims were recorded in Mr. King's name to a avoid paying additional fees, however, title to the claims was conveyed to us by an unrecorded deed. An unrecorded deed is one in which transfers title to a property but is not filed with the British Columbia Land Title Office.

During the year ended August 31, 2002, we allowed title to the mineral claims to lapse so that we could minimize payment of related fees and to allow the claims to be acquired by our wholly-owned subsidiary Gusana Explorations (British Columbia) Inc. All six claims are now owned 100% by our wholly-owned subsidiary, Gusana Explorations (British Columbia) Inc.

The aboriginal group situate near the property is the Squamish Band. In 1996 the Squamish Band made a claim to a large general area of land north of Squamish including the property on which we hold our mineral claims.

The provincial and federal governments have developed numerous policies surrounding native land claims. In the absence of a treaty, native land is either reserve land, or land subject to a claim of aboriginal title. The government does, however, recognize that aboriginal rights and title to certain lands are constitutionally protected rights, but that these rights are not absolute. The government is of the view that these rights may be infringed if the infringement is justified. Factors the government will consider in determining whether an infringement is justified include:

-whether a valid legislative objective exists (such as enhancing the economy through the harvesting of resources)

-whether consultation with the native groups concerned has taken place.

How will this affect our rights to the property and any future exploration and development?

The legislative objectives that can justify infringement are fairly broad. The Supreme Court of Canada has stated that the general economic development of British Columbia, including the development of mining, is the kind of objective that is consistent with this purpose and, in principle, can justify the infringement of aboriginal title. We own our mineral claims, notwithstanding the claim by the Squamish Band. We may, however, be required by the government to work on the property in consultation with the Squamish Band including hiring native employees. During Phase 1 (See "Our Proposed Exploration Plan" ) we can proceed with all work under this Phase without consulting the government or any aboriginal groups concerned. Once we commence the more intrusive work of Phase 2, we will be required to obtain a work permit from the Mines Branch, Energy Division. When reviewing our work permit application, the government will also consider whether consultation with native groups is warranted.

All Canadian lands and minerals that have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company's property, that is the province of British Columbia. In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Minerals are reserved from Crown land dispositions under the Mineral Tenure Act (British Columbia). The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company's property is one such acquisition. Accordingly, fee simple title to the Company's property resides with the Crown. The Company's claims are mineral claims issued pursuant to the Mineral Tenure Act (British Columbia). We have exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The legal significance of these different ownership interests is simply that the Crown maintains fee simple ownership of the surface rights on the properties and we have obtained the right to all of the underlying minerals. Under provisions of the Mineral Tenure Act (British Columbia) a claim grants the holder the rights to use the surface for exploration and mining purposes. A disposition of surface rights by the Crown cannot diminish the rights of the mineral title holder.

Mr. King, and subsequently our wholly owned subsidiary Gusana Explorations (British Columbia) Inc. by acquisition, obtained a valid claim to the mineral title on the properties by his staking of the same pursuant to the requirements of the Mineral Tenure Act (British Columbia). A mineral claim is valid when it has to been staked in accordance with the Mineral Tenure Act (British Columbia) and subsequently registered with the Department of Mines and Minerals. This claim is akin to an interest in land. This means that the claim entitles the holder to ownership rights in the property and these rights flow with the transfer of the land. Mr. King initially transferred this claim to us by way of an unrecorded deed. Subsequent to August 31, 2002, the claims were allowed to lapse so that they could be acquired by our wholly-owned subsidiary Gusana Explorations (British Columbia) Inc. which now owns a 100% interest in the claims outright.

To date we have not performed any work on our property. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop any reserves we find, if any, ourselves.

The following information is provided in compliance with "Guide 7 of Industry Guides Under the Securities Act and the Exchange Act" for issuers engaged or to be engaged in significant mining operations.

Location and Access

(1) The property consists of six mineral claims totaling approximately 375 acres. The property is located approximately 55 miles north of Vancouver, British Columbia, Canada, 15 miles north from the town of Squamish in southwestern British Columbia. The property is within the Vancouver Mining Division.

Access to the property is from the west from Squamish on Highway 99 to Lucille Lake turn-off, then northerly approximately 3 road miles on the Lucille Lake Road. The Lucille Lake Road is an all weather gravel logging road that leads to the property.

The following is a small scale map showing the location and access to the property, which consists of the six claims located in the very center of the map. Below the map is a scale.

Lucille lake Road
Roe Creek
GEI
GEI
GEI
GEI
GEI
GEI
Highway 99
Gusana Explorations Inc. ("GEI")
Mineral Claims
Roe Creek Valley,
British Columbia

Scale 1:43,472
|
N
_______ú _______ú _______ú
0        1          2          3
             Miles

Physiography

The property is situated within the Pacific Coast Mountain region of southwestern British Columbia with elevations ranging from 700 feet within the Roe Creek valley and the south end of the claims to 800 feet at the northern most area of the property.

(2) We established a wholly owned subsidiary, Gusana Explorations (British Columbia) Inc., which acquired the six claims from Andrew King, one of our directors.

We hold title to the six mineral claims by through our wholly-owned subsidiary, Gusana Explorations (British Columbia) Inc. The six mineral claims give us the right to all of the underlying minerals of the land on which the claims have been staked. We have to begin exploration on or before November, 2003, or pay $100.00 per claim, to prevent the six claims from reverting to the Crown.

(3) To our knowledge, Mr. King staked the 375 acre property in southwestern British Columbia in 2001 and there were no previous owners, operators, or operations on the property. During the year ended August 31, 2002, the claims were allowed to lapse so that our wholly-owned subsidiary, Gusana Explorations (British Columbia) Inc., could acquire the claims. All six claims are now owned by our wholly-owned subsidiary, Gusana Explorations (British Columbia) Inc.

(4) There are no existing workings on the property. The only work completed on the property is the staking of the mineral claims by Mr. King. Exploration has not commenced on the property. It is anticipated that we will generate our own power on the property from portable generators we transport to the property and power generated by the backhoe engine.

The slopes within the property are moderately steep throughout. Vegetation consists mainly of fir and pine trees, much of it mature second growth. The climate features warm summers and cold winters. The Roe Creek valley is fairly dry in the summer. Average yearly precipitation is thirty inches. A snow pack of five to eight feet begins to accumulate in November and lingers in places into May. The recommended field exploration season is from early April to late November, although the close proximity to access roads would allow for drilling or underground exploration on a year round basis.

Property Geology

The main rock types occurring in the area are volcanic and sedimentary rocks of Pliocene age. These rocks are intruded by late Jurassic aged quartz diorite. The overburden are late glacial to early post glacial with the following rock assemblages: olivine basalt flows, basaltic andestine flows and pyroclastic cones, rhyolite, dacite and andesite flows and domes, polymictic breccias and pyroclastics, minor intercalated sediments in addition to quartz diorite.

Our Proposed Exploration Program

All of our officers and directors have visited our property.

The property is without known reserves and our proposed program is exploratory in nature. We must conduct exploration to determine what amount of minerals, if any, exist on the properties and if any minerals which are found can be economically extracted and profitably processed. Specifically, we intend to explore for gold on the properties. When soil samples taken from the property are analyzed, we will also look for traces of silver, lead, iron and zinc, however, our focus is on the search for gold.

Our exploration program is designed to economically explore and evaluate the properties.

We do not claim to have any minerals or reserves whatsoever at this time on any of the properties.

We intend to implement an exploration program and intend to proceed in the following three phases all of which will be performed by Patrick Forseille, one of our directors and by independent contractors hired by us. We will not hire anyone to start exploration until we receive funds from this offering to start exploring for gold. We believe that the only equipment we will need to start exploration on the property will be a backhoe. We will lease the backhoe from an equipment rental company or hire an independent contractor who owns a backhoe to the dig the trenches we refer to in this prospectus. We expect to have to pay $30,000 for a backhoe or $25.00 an hour for an independent contractor who owns his own backhoe. We anticipate hiring an independent contractor as needed.

The only equipment we will need is a backhoe to dig trenches. It is only possible to allocate approximate dollar amounts to specific acts because we do not know what we will encounter during our trenching. As trenches are dug and we evaluate the results, we will determine if mineralized material that indicates the presence of gold exist. If gold is found, we will then determine if it is profitable to extract the gold. If we determine that it is possible to extract the gold, the exploration of the property will cease and we will initiate the development stage of the property, by conducting technical and economic studies to evaluate any gold found on the claims In order to commence technical and economic studies, we must obtain additional funding. The proceeds from the offering will not be used for development. We have not formulated a plan for development, and cannot and will not do so until gold is found.

Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have recently begun this phase of the exploration process on the properties.

When the research is completed, our initial work will be augmented with geologic mapping and geochemical testing of our claims. The geologic mapping on the property will be done by taking soil samples throughout the property at approximately 200-300 foot intervals. On areas with no rock outcrops, we will do soil survey grids. We will also analyze surface outcrops of rock and the topography of the property to assist in the geologic mapping. We anticipate the costs of the geologic mapping during this Phase to be approximately $8,000. We note that part of the compensation provided to Patrick Forseille, one of our directors, was for his agreed assistance with the geologic mapping during this Phase. See "Executive Compensation" .

We will also conduct geochemical testing during Phase 1. Rock samples will be taken from the property and taken to a lab where a determination of the elemental make up of the sample and the exact concentrations of gold will be made. We will then compare the relative concentrations of gold in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. We anticipate the cost of geochemical testing to be approximately $8,000 to $12,000. We note that part of the consideration provided to Patrick Forseille was for his agreed assistance with the geochemical testing during this Phase.

When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will begin trenching the area. Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types, if any, generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken to a lab and then analyzed. . We will analyze trench samples at a lab in Vancouver, British Columbia. Rock chip samples will tested for traces of gold, silver, lead, zinc and iron, however our primary focus is the search for gold. A careful interpretation of this available data collected from the various tests aids in determining whether or not the claims have current economic potential and whether further exploration is warranted

Phase 1 will take about 3 months and cost up to $20,000.

Phase 2 involves an initial examination of the underground characteristics of any vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are:

More extensive trenching

More advanced geophysical work

Diamond Drilling

Diamond drilling is an essential component of exploration and aids in the delineation and definition of any deposits. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. We anticipate the approximate cost of the geophysical work to be approximately $5,000, and the approximate cost of drilling, if completed, to be $5,000 to $8,000. We anticipate doing very limited drilling during Phase 2. The drilling will concentrate on a target identified during Phase 1 geochemical testing. Our approximate costs of drilling are based on drilling one hole of approximately 200 meters taking in to account the proximity of our property to road access. If more extensive drilling is required we may require additional funding, or may be forced to use funds allocated for Phase 3.

Trenching identifies the continuity and extent of mineralization, if any, below the surface. If trenching reveals significant mineralization, we may conduct limited diamond drilling to further explore the deposit. We anticipate that we will rely primarily on more extensive trenching during Phase 2 to identify the extent of mineralization. We anticipate the cost of the trenching during Phase 2 to be approximately $8,000.

After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

Phase 2 will take about 3 months and cost up to $20,000.

Phase 3 is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineral body. This is accomplished through extensive drift driving. Drift driving is the process of constructing a tunnel to take samples of minerals for testing. Later, the tunnel can be used for mining minerals. The costs of underground work are variable and depend in large part on the type of rock encountered. If the rock is unstable and fractured, the cost of tunneling can increase greatly because the tunnel must be reinforced. If the rock is tombstone or granite the cost of tunneling is lower as reinforcement of the tunnel is not necessary. We do not intend to conduct extensive drift driving until Phase 3. We anticipate driving a drift of approximately 50 to 60 feet during Phase 3, at an approximate cost of $1,000 per foot, for a total cost of between $50,000 and $60,000.

Phase 3 will take about 6 months and cost up to $90,000.

In order for us to initiate underground work during Phase 3, we will take into account several factors before we make the decision to go underground. We will consider the density of the underlying rock in deciding the extent of the drift driving to be undertaken. If the rock encountered is tombstone or granite we are more likely to proceed with more extensive drift driving as the cost of construction is lower than if the rock is unstable and/or fractured. The primary factor we will take into account in deciding whether to proceed with extensive drift driving will be the grade and consistency of the ore encountered. That is to say, our estimate of the amount of gold per ton in the underlying rock will determine the extent of our underground work.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop any reserves ourselves.

The three phases of exploration will be conducted by a qualified geologist with reasonable experience in exploration of gold and mineral properties. The exploration will be supervised by Patrick Forseille, our Chief Technical Officer. Mr. Forseille will also be involved extensively in assisting with the geologic mapping and geochemical testing. See "Background of Officers and Directors".

Competitive Factors

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of minerals from our property. Readily available gold markets exist in Canada and around the world for the sale of gold.

Regulations

Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for

Locating claims

Posting claims

Working claims

Reporting work performed

The Mineral Tenure Act (British Columbia) and Regulation also governs the work requirements for a claim including the minimum annual work requirements necessary to maintain a claim. The holder of a mineral claim must perform exploration and development work on the claim of $100 in each of the first three years and $200 in the fourth and subsequent years.

We are also subject to the British Columbia Mineral Exploration Code (the "Code") that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

Prospecting using hand-held tools

Geological and geochemical surveying

Airborne geophysical surveying

Hand-trenching without the use of explosives

The establishment of gridlines that do not require the felling of trees

Exploration activities that we intend on carrying out which are subject to the provisions of the Code are as follows:

Drilling, trenching and excavating using machinery

Disturbance of the ground by mechanical means

Blasting

Compliance with these rules and regulations will require us to meet the minimum annual work requirements. Also, prior to proceeding with any exploration work subject to the Code we must apply for a notice of work permit. In this notice we will be required to set out the location, nature, extent and duration of the proposed exploration activities. The notice is submitted to the regional office of the Mines Branch, Energy Division.

In order to explore for gold on our property we must submit the plan contained in this prospectus for review and pay a fee of $150.00. We believe that the plan as contained in this prospectus will be accepted and an exploration permit will be issued to us. The exploration permit is the only permit or license we will need to explore for gold on our property.

Environmental Law

The Code deals with environmental matters relating to the exploration and development of mining properties. The goal of this Act is to protect the environment through a series of regulations affecting:

1. Health and Safety

2. Archaeological Sites

3. Exploration Access

We are responsible to provide a safe working environment, to not disrupt archaeological sites, and to conduct our activities to prevent unnecessary damage to the property.

We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and we know what that will involve from an environmental standpoint.

We are in compliance with the Mineral Tenure Act (British Columbia) and the Code will continue to comply with these regulations in the future. We believe that compliance with these regulations will not adversely affect our business operations in the future.

There is no requirement to reclaim the mineral claims after we have completed our exploration program. That is to say, there is no requirement to re-stake the claims or re-register the claims with the Department of Mines and Minerals. However, a claim must be maintained by performing an annual work requirement or by payment of cash in lieu of work. The minimum amount of exploration and development work on the claim must be $100 per claim in each of the first three years and $200 in the fourth and subsequent years. Provided we meet the minimum annual work requirements or pay cash in lieu of work we will maintain the claims in good standing.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Our only technical employee will be Patrick Forseille, one of our officers and directors.

Employees and Employment Agreements

At present, we have no employees, other than Messrs. Stewart, King, Lathigee and Forseille, our officers and directors, who were compensated for their services. Messrs. Stewart, King, Lathigee and Forseille do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into any negotiations or contracts with any of them. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

Significant Related Events

On June 28, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On October 22, 2002, we completed our public offering by raising $56,590, we sold 565,900 shares of our common stock at an offering price of ten cents per share.

RISKS FACTORS

1. Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and many have to suspend or cease operations within four months.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. If we suspend our operations, you will lose your entire investment.

2. We lack an operating history and have losses that we expect to continue into the future.

We were incorporated in April 2001 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $292,708. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

Our ability to locate a profitable mineral property;

Our ability to generate revenues; and

Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

3. We have no known ore reserves and we cannot guarantee we will find any gold or if we find gold, that production will be profitable.

We have no known ore reserves. We have not identified any gold on the property and we cannot guaranty that we will ever find any gold. Even if we find that there is gold on our property, we cannot guaranty that we will be able to recover the gold. Even if we recover gold, we cannot guaranty that we will make a profit. If we cannot find gold or it is not economical to recover the gold, we will have to cease operations.

4. Rain and snow may make the road leading to our property impassable. This will delay our proposed exploration operations that could prevent us from working.

While we plan to conduct our exploration year round, it is possible that snow or rain could cause roads leading to our claims to be impassable. When roads are impassable, we are unable to work.

5. Because we are small and do not have much capital, we must limit our exploration and consequently may not find mineralized material. If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, although our property may contain mineralized material. If we do not find mineralized material, we will cease operations.

6. We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

7. We have not yet discovered any gold. Even if we are successful in discovering gold we may not be able to realize a profit from its sale. The price of gold is depressed compared to past years. This makes it harder to make a profit. If we cannot make a profit, we will have to cease operations until market conditions improve or cease operations altogether.

The price of an ounce of gold is approximately $325. In the past, the price of gold has been as high as $800 per ounce. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it. The lower the price the more difficult it is to do this. If we cannot make a profit, we will have cease operations until the price of gold increases or cease operations all together. Because the cost to mine the gold is fixed, the lower the market, the less the likelihood we will be to make a profit.

8. We may not have enough money to complete our exploration and consequently may have to cease or suspend our operations.

We may not have enough money to complete our exploration of our property. Because we are exploring raw undeveloped land, we do not know how much we will have to spend to find out if there is mineralized material on our property. It could cost as little as $10,000 and as much as $130,000 to find out. We may not have enough money to complete our exploration and the development of the property. If it turns our that we have not raised enough money to complete our exploration and development program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cannot raise it, we will have to suspend or cease operations.

9. Because there is no public trading market for our common stock, you may not be able to resell you stock.

There is currently no public trading market for our common stock. Therefore, there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

10. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

11. Because Messrs. Stewart, King, Lathigee and Forseille own more than 50% of the outstanding shares, they are able to decide who will be directors.

Messrs. Stewart, King, Lathigee and Forseille own 5,000,000 shares and control us. Messrs. Stewart, King, Lathigee and Forseille are able to elect all of our directors and control our operations.

12. Messrs. Stewart, King, Lathigee and Forseille's control prevents you from causing a change in the course of our operations.

Because Messrs. Stewart, King, Lathigee and Forseille control us, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

13. Our officers and directors will probably sell some of their shares if the market price of the stock goes above $0.10. This may cause the price of our common stock to fall, which will reduce the value of your investment.

A total of 5,000,000 shares of stock were issued to our two officers and directors. They paid an average price of $0.055. They will likely sell a portion of their stock if the market price goes above $0.10. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

ITEM 2. DESCRIPTION OF PROPERTIES.

In July 2001, Andrew King our Secretary and a member of the board of directors, acquired four mining claims totaling approximately 250 acres in British Columbia, Canada by the staking of the same. In September 2001, Mr. King acquired two additional mining claims totaling approximately 125 acres in British Columbia, Canada by the staking of the same.

During the year ended August 31, 2002, the Company permitted title to its claims to lapse to minimize payment of fees and to facilitate the acquisition of the claims by its wholly-owned subsidiary, Gusana Explorations (British Columbia) Inc.

Our business office is located at #244 - 2986 West Broadway Street, Vancouver, British Columbia, Canada V6K 1G8. Our telephone number is (604) 833-3903. Our offices are leased from Performance Capital Group. on a month to month basis and our monthly rental is $-0-.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We will be attempting to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 5,565,900 shares of common stock outstanding as of November 30, 2002, 5,000,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At November 30, 2002, there were 60 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

Our company is engaged in exploration and acquisition of our mineral property. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At August 31, 2002, we had positive working capital of $7,392 compared to deficit working capital of $(2,836) at August 31, 2002. This change is primarily the result of our Company's stock issuance of 565,900 common shares, of which 314,900 shares were issued for cash of $31,490 and 251,000 shares were issued in exchange for subscriptions received in advance of year end, of $25,100, more than offsetting accounts payable and payment of related party loans.

At August 31, 2002, our Company's total assets of $24,486 consist of only cash. This compares favorably with our Company's assets at August 31, 2001 of $5,657 in cash.

At August 31, 2002, our Company's total liabilities increased to $17,094 from $8,483 at August 31, 2001, primarily reflecting related party loans and accounts payable.

Our Company has not had revenues from inception. Although there is insufficient capital to fully explore and develop its mineral properties, our Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our Company posted a loss of $14,872 for the year ending August 31, 2002. The principal component of the loss was professional expenses.

Operating expenses for the year ending August 31, 2002 were $14,872, down almost $262,964 from the short year ending August 31, 2001, primarily as a result of decreased executive compensation expenses, which were $273,000 in the year ended August 31, 2001 and $0 thereafter.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of
Gusana Explorations Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Gusana Explorations Inc. as at August 31, 2002 and 2001 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year ended August 31, 2002, the period from incorporation on April 25, 2001 to August 31, 2001 and the cumulative amounts from the date of incorporation on April 25, 2001 to August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in conformity with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2002 and 2001 and the results of its operations and its cash flows for the year ended August 31, 2002, the period from incorporation on April 25, 2001 to August 31, 2001 and the period from date of incorporation on April 25, 2001 to August 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the exploration stage and does not have the necessary working capital for its planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Davidson & Company
DAVIDSON & COMPANY
Chartered Accountants
Vancouver, Canada

November 29, 2002

GUSANA EXPLORATIONS INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
AS AT AUGUST 31

	2002	2001
ASSETS
Current
Cash	$ 24,486	$ 5,657
Total assets	$ 24,486	$ 5,657
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable and accrued liabilities	$ 7,473	$ 2,000
Due to related party (Note 6)	9,621	6,493
Total current liabilities	17,094	8,493
Stockholders' equity (deficiency)
Capital stock (Note 7)
Authorized - 100,000,000 common shares with a par value of $0.00001
Issued and outstanding - 5,000,000 common shares (2001 - 5,000,000)	50	50
Additional paid-in capital	274,950	274,950
Share subscriptions received in advance (Note 10)	25,100	-
Deficit accumulated during the exploration stage	(292,708)	(277,836)
Total stockholders' equity (deficiency)	7,392	(2,836)
Total liabilities and stockholders' equity (deficiency)	$ 24,486	$ 5,657

History and organization of the Company (Note 1)

The accompanying notes are an integral part of these financial statements.

GUSANA EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Cumulative Amounts From Date of Incorporation on April 25, 2001 to August 31, 2002	Year Ended August 31, 2002	Period From Date of Incorporation on April 25, 2001 to August 31, 2001
EXPENSES
Consulting fees	$ 546	$ 546	$ -
Management fees	273,000	-	273,000
Mineral property costs (Note 5)	2,000	-	2,000
Office and miscellaneous	2,866	2,030	836
Professional fees	13,696	11,696	2,000
Transfer agent fees	600	600	-
Loss for the period	$ (292,708)	$ (14,872)	$ (277,836)
Basic and diluted loss per common share		$ (0.01)	$ (0.11)
Weighted average number of common shares outstanding		5,000,000	2,500,000

The accompanying notes are an integral part of these financial statements.

GUSANA EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

	Common Stock		Additional Paid-in Capital	Share Subscriptions Received In Advance	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Balance, April 25, 2001	-	$ -	$-	$ -	$ -	$-
Shares issued for consulting fees	4,963,635	49	272,951	-	-	273,000
Shares issued for the reimbursement of mineral property costs at $0.055	36,365	1	1,999	-	-	2,000
Loss for the period	-	-	-	-	(277,836)	(277,836)
Balance, August 31, 2001	5,000,000	50	274,950	-	(277,836)	(2,836)
Share subscriptions received in advance	-	-	-	25,100	-	25,100
Loss for the year	-	-	-	-	(14,872)	(14,872)
Balance, August 31, 2002	5,000,000	$50	$274,950	$25,100	$(292,708)	$7,392

The accompanying notes are an integral part of these financial statements.

GUSANA EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Cumulative Amounts From Date of Incorporation on April 25, 2001 to August 31, 2002	Year Ended August 31, 2002	Period From Date of Incorporation on April 25, 2001 to August 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(292,708)	$(14,872)	$(277,836)
Items not affecting cash:
Shares issued for management fees	273,000	-	273,000
Shares issued for the reimbursement of mineral property costs	2,000	-	2,000
Changes in non-cash working capital item:
Increase in accounts payable and accrued liabilities	7,473	5,473	2,000
Net cash used in operating activities	(10,235)	(9,399)	(836)
CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related party	9,621	3,128	6,493
Share subscriptions received in advance	25,100	25,100	-
Net cash provided by financing activities	34,721	28,228	6,493
Change in cash for the period	24,486	18,829	5,657
Cash, beginning of the period	-	5,657	-
Cash, end of the period	$24,486	$24,486	$5,657
Cash paid during the period for interest	$ -	$ -	$ -
Cash paid during the period for income taxes	$ -	$ -	$ -

Supplemental disclosure with respect to cash flows (Note 8)

The accompanying notes are an integral part of these financial statements.

GUSANA EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
AUGUST 31, 2002

1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on April 25, 2001 under the laws of the State of Nevada in the United States of America. The Company is in the business of exploring and developing mineral properties and has not yet determined whether its properties contain mineral resources that may be economically recoverable. The Company is in the exploration stage as it has not generated significant revenues from operations.

2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs are dependent upon the existence of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and future profitable production. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plan in this regard is to raise equity financing as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

	2002	2001
Deficit accumulated during the exploration stage	$ (292,708)	$ (277,836)
Working capital (deficiency)	7,392	(2,836)

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

Cash and cash equivalents

The Company considers all investments with a maturity of three months or less to be cash equivalents.

Mineral properties and deferred exploration costs

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

Loss per share

Loss per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding in the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock.

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

Foreign currency

The monetary assets and liabilities of the Company that are denominated in foreign currencies are translated at the rate of exchange at the balance sheet date and non-monetary items are translated at historical rates. Revenues and expenses are translated at the average exchange rate for the year. Exchange gains and losses arising on translation are included in the statement of operations.

Disclosure about segments of an enterprise and related information

The Company uses the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reporting segments are based on products and services, geography, legal structure, management structure, or any other manner in which the management disaggregates a company. Currently, the management approach model for segment reporting has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment that being the exploration and development of mineral properties in Canada.

Recent accounting pronouncements

In July 2001, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is required to be adopted for fiscal years beginning after December 15, 2001.

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally SFAS 145 is effective for transactions occurring after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities" that nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF Issue 94-3") "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF Issue 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

4. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and amounts due to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

5. MINERAL PROPERTY COSTS

During the period ended August 31, 2001, the Company acquired one mineral property containing four mining claims in British Columbia, Canada by staking. During the year ended August 31, 2002, the Company acquired an additional mineral property containing two mining claims in British Columbia, Canada by staking. The Company allowed title to both mineral properties to lapse in order to facilitate the subsequent acquisition of the properties by its wholly-owned subsidiary, Gusana Explorations (British Columbia) Inc. which was incorporated subsequent to the year ended August 31, 2002.

Cumulative mineral property costs consisted of acquisition costs of $2,000 (2001 - $2,000).

6. RELATED PARTY TRANSACTIONS

The amounts due to related party are due to a director of the Company and are unsecured, non-interest bearing, with no specific terms of repayment.

7. CAPITAL STOCK

The Company's authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.00001 per share. All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal rateable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

On June 28, 2001, the Company issued 4,963,635 shares of common stock in the amount of $273,000 for consulting fees to directors of the Company.

On June 28, 2001, the Company issued 36,365 shares of common stock in the amount of $2,000 for the reimbursement of mineral property costs to directors of the Company.

8. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

There were no significant non-cash transactions for the year ended August 31, 2002.

The significant non-cash transactions for the period ended August 31, 2001 consisted of the following:

a) The Company issued 4,963,635 shares of common stock in the amount of $273,000 for consulting fees to directors of the Company.

b) The Company issued 36,365 shares of common stock in the amount of $2,000 for the reimbursement of mineral property costs to directors of the Company.

9. INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2002	2001
Loss before income taxes	$ (14,872)	$ (277,836)
Expected income tax recovery	$ (5,056)	$ (94,464)
Unrecognized tax benefits of non-capital losses	5,056	94,464
Total income tax recovery	$ -	$ -

The Company's future income tax assets are as follows:

	2002	2001
Future income tax assets:
Non-capital loss carryforwards	$ 99,520	$ 94,464
Valuation allowance	(99,520)	(94,464)
Net future income tax assets	$ -	$ -

The Company has non-capital losses carried forward of approximately $293,000 which expire through 2022. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements.

10. SUBSEQUENT EVENT

Subsequent to the year ended August 31, 2002, the Company completed a public offering of up to 2,000,000 common shares at $0.10 per share. The Company issued 565,900 common shares of which 314,900 shares were issued for cash of $31,490 and 251,000 shares were issued in exchange for subscriptions received prior to August 31, 2002 of $25,100.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to August 31, 2002, included in this report have been audited by Davidson & Company, Chartered Accountants, 1200 - 609 Granville Street, Vancouver, B.C., V7Y 1G6, as set forth in their report included herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name and Address	Age	Positions
Andrew Stewart 3301-1009 Expo Blvd. Vancouver, B.C. V6Z 2V9	30	President, Treasurer and a member of the Board of Directors
Andrew King 2280 Cornwall Avenue Vancouver, B.C. V6K 1B5	33	Secretary and a member of the Board of Directors
Michael Lathigee #302-3755 West 6th Avenue Vancouver, B.C. V6R 1T9	36	Vice President, Corporate Development and a member of the Board of Directors
Patrick Forseille #102-1435 Nelson Street Vancouver, B.C. V6G 2Z3	38	Chief Technical Officer and a member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Andrew Stewart has been our President, Treasurer and a member of our board of directors since inception. Mr. Stewart is a qualified Free Miner in the Province of British Columbia. A Free Miner is qualified to explore and stake mineral claims in the Province of British Columbia. Mr. Stewart has no other relevant professional training or technical credentials in the exploration, development or operation of metal mines. Mr. Stewart has experience as a director and officer of a development stage oil and gas company and as a director and officer of another mineral exploration company. Mr. Stewart is a practicing corporate finance lawyer in Vancouver, British Columbia where he specializes in corporate and securities law. Since November 2001 Mr. Stewart has been the Secretary and director of Altus Explorations Inc., an exploration stage mineral exploration company. Mr. Stewart's significant responsibilities are corporate filings.

Since April 2001 Mr. Stewart has been the Secretary and director of Geocom Resources Inc., a development stage oil and gas exploration company. Mr. Stewart's significant responsibilities include all legal matters. Since January 2001 Mr. Stewart has been the Secretary and director of Universco Broadband Networks Inc., a British Columbia company providing broadband wireless communications services. Mr. Stewart's significant responsibilities include legal and financial matters. From November 2000 to May 2001 Mr. Stewart practiced as a corporate and securities lawyer with Catalyst Corporate Finance Lawyers, in Vancouver, British Columbia. From May 1999 to November 2000 Mr. Stewart practiced as a tax lawyer with Thorsteinssons, Tax Lawyers, where he assisted clients with a variety of corporate tax planning, compliance and litigation matters. In 1998 Mr. Stewart obtained his Master of Laws from the University of Cambridge, England. In 1997 Mr. Stewart obtained his Bachelor of Laws from the University of Alberta (Silver Medal) with Distinction. In 1994 Mr. Stewart obtained his Bachelor of Arts from the University of British Columbia.

Andrew King has been our Secretary and a member of the board of directors since inception. Mr. King is a qualified Free Miner in the Province of British Columbia. A Free Miner is qualified to explore and stake mineral claims in the Province of British Columbia. Mr. King has no other relevant professional training or technical credentials in the exploration, development or operation of metal mines. Mr. King is a practicing corporate finance lawyer in Vancouver, British Columbia where he specializes in corporate and securities law. Since 1998 Mr. King has been a member of the British Columbia Bar, the Canadian Bar Association and the British Columbia Bar Association. In 1998 Mr. King obtained his Bachelor of Laws from the University of Alberta. In 1991 Mr. King obtained his Bachelor of Arts from the University of British Columbia.

Michael Lathigee has been a member of our board of directors since the inception of our business. Since July 2001 Mr. Lathigee has been a director of Olympic Resources Limited, a Vancouver, British Columbia based exploration company listed on the TSX Venture Exchange. Mr. Lathigee has no other relevant professional training or technical credentials in the exploration, development or operation of metal mines. Since February 2001 Mr. Lathigee has been Vice President, Administration of PCG Ventures Inc., a company listed on the TSX Venture Exchange that is involved in the consolidation of dental practices. Mr. Lathigee 's significant responsibilities include business development and strategic planning matters. Since October 1998 Mr. Lathigee has been President, Chairman and a director of Performance Capital Group. Mr. Lathigee's responsibilities include business development and strategic planning matters as well as reviewing prospective investments. In 1996 Mr. Lathigee co-founded Bargain Castle Discount Center, a chain of liquidation retail stores. Mr. Lathigee was named in the 1999 edition of Who's Who in Business as one of Canada's rising stars.

Patrick Forseille has been a member of our board of directors since the inception of our business. Since 1996 Mr. Forseille has been the Chief Financial Officer and a director of Olympic Resources Limited, a Vancouver, British Columbia based exploration company listed on the TSX Venture Exchange. Mr. Forseille's significant responsibilities including all financial matters, in addition to acting as a consulting geologist. From 1996 to 1999 Mr. Forseille was the Exploration Manager of Bell Coast Capital Corporation in Vancouver, British Columbia. From 1995 to 1996 Mr. Forseille was the Senior Accounts Receivable officer for Intergraph Canada Ltd. in Calgary, Alberta. From 1994 to 1995 Mr. Forseille was a Revenue Analyst with Imperial Oil Resources Ltd. in Calgary, Alberta. From 1987 to 1990 Mr. Forseille was as a Geologist with Cameco Corporation in Saskatoon, Saskatchewan. While at Cameco, Mr. Forseille was an exploration geologist working at gold, silver and uranium exploration. During this period, Mr. Forseille was involved in all aspects of exploration including geochemical surveys, geologic mapping, drill hole supervision and report writing. Mr. Forseille was also responsible for exploration field programs. Mr. Forseille has his Bachelor of Science in Geology and his Bachelor of Commerce in Accounting.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers and management (the "Named Executive Officer") during the three most recent fiscal years.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name & Principal Position	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	All LTIP Payments	Other Compensation
Andrew Stewart, President	_	_	_	$68,750	_	_	_
Andrew King, Secretary	_	_	_	$68,750	_	_	_
Michael Lathigee, Vice President	_	_	_	$68,750	_	_	_
Patrick Forseille, CTO	_	_	_	$68,750	_	_	_

*All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Officers and Directors.

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

At present, our only employees are Messrs. Stewart, King, Lathigee and Forseille, our officers and directors. Our officers were compensated for their services by the issuance of common shares.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of November 30, 2002, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner [1]	Number of Shares Owned	Office/Position	Percentage of Ownership
Andrew Stewart 3301 - 1009 Expo Blvd., Vancouver BC V6Z 2V9	1,250,000	President, Treasure and member of Board of Directors	22.45%
Andrew King 2280 Cornwall Avenue, Vancouver BC V6K 1B5	1,250,0000	Secretary and member of Board of Directors	22.45%
Michael Lathigee #302-3755 West 6th Ave, Vancouver, BC V6R 1T9	1,250,000	Vice President and of Board of Directors	22.45%
Patrick Forseille #102-1435 Nelson Street, Vancouver, BC V6G 2Z3	1,250,000	Chief Technical Officer and member of Board of Directors	22.45%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In June 2001, we issued a total of 5,000,000 shares of restricted common stock to Messrs. Stewart, King, Lathigee and Forseille, officers and directors of our company. This was accounted for as a compensation expense of $272,946 and advances and reimbursement expenses of $2,054.

Since our inception, Mr. Lathigee has advanced loans to us in the total sum of $9,621, which were used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Lathigee will accept repayment from us when money is available. We plan to repay the loan from the proceeds of this offering provided that we raise the maximum amount.

On June 28, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On October 22, 2002, we completed our public offering by raising $56,590, we sold 565,900 shares of our common stock at an offering price of ten cents per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

We have not filed any Form 8-Ks since inception.

Exhibits

The following Exhibits are incorporated herein by reference to the Registrant's Form SB-2 Registration Statement, filed with the Securities and Exchange Commission, SEC file #333-62484 on June 3, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 99.1	Articles of Incorporation. Bylaws. Specimen Stock Certificate. Subscription Agreement.

The following additional exhibits have also been filed in accordance with 18 U.S.C. 1350:

Exhibit No. Document Description

99.1 Certification by Chief Executive Officer
99.2 Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of December, 2002.

GUSANA EXPLORATIONS, INC. (Registrant)
BY:	/s/ Andrew B. Stewart Andrew B. Stewart, President, Chief Executive Officer, Treasurer, Chief Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Andrew B. Stewart Andrew B. Stewart	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	12/06/2002
/s/ Andrew P. King Andrew P. King /s/ Michael Lathigee Michael Lathigee	Secretary and a member of the Board of Directors Vice President and member of the Board of Directors	12/06/2002 12/06/2002

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE AUGUST 31, 2002 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	3-MOS
<FISCAL-YEAR-END>	AUG-31
<PERIOD-END>	August 31, 2002
<CASH>	24,486
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	24,486
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	24,486
<CURRENT-LIABILITIES>	17,094
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	5,000,000
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	24,486
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(14,972)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(14,872)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(14,872)
<EPS-PRIMARY>	(0.01)
<EPS-DILUTED>	(0.01)