Form 10QSB
period 2002-11-30
GUSANA EXPLORATIONS INC
filed 2003-01-15
CIK 1160858

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.   20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended November 30, 2002

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from  [  ]  to  [  ]

Commission file number 333- 72802

Check whether the issuer:

(1)    filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)    has been subject to such filing requirements for the past 90 days.     &nb sp; Yes  [ X ]    No   ;[   ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of January 14, 2003 there were 5,610,900 common shares outstanding.

GUSANA EXPLORATIONS, INC.
INDEX

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

SAFE HARBOR STATEMENT

This quarterly report on Form 10-QSB includes forward- looking statements.  All statements, other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward- looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements.  Forward- looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Gusana Explorations, Inc. The Company's actual results may differ significantly from management's expectations.

In some cases, you can identify forward-looking statements by terminology such as  "may", "will",  "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward- looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward- looking statements after the date of this quarterly report to conform them to actual results.

The following financial information and discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-KSB for the most recent year ended August 31, 2002. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

PART I FINANCIAL INFORMATION

Item 1.       &n bsp;    Financial Statements November 30, 2002

GUSANA EXPLORATIONS INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in United States Dollars)

PART 1 - FINANCIAL INFORMATION	Page
Item 1 - Financial Statements
Balance Sheets as of November 30, 2002 (unaudited) and August 31, 2002	4
Statements of Operations for the cumulative period from incorporation to November 30, 2002 (unaudited), for the three month period ended November 30, 2002 (unaudited) and for the three month period ended November 30, 2001 (unaudited)	5
Statements of Stockholder Equity (Deficiency) as of November 30, 2002 (unaudited)	6
Statements of Cash Flow for the cumulative period from incorporation to November 30, 2002 (unaudited), for the three month period ended November 30, 2002 (unaudited) and for the three month period ended November 30, 2001 (unaudited)	7
Notes to Financial Statements (unaudited)	8-10
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations	11
PART II OTHER INFORMATION	12
Item 1 Legal Proceedings	12
Item 2 Change in Securities and Use of Proceeds	12
Item 3 Defaults Upon Senior Securities	12
Item 4 Submission of Matters of a Vote of Security Holders	12
Item 5 Other Information	12
Item 6 Exhibits and Other Reports on Form 8-K	12
FINANCIAL DATA SCHEDULE	13

History and organization of the Company (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

GUSANA EXPLORATIONS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States Dollars)

(Unaudited)

	November 30, 2002	August 31, 2002
(Unaudited)

ASSETS

Current
Cash	$ & nbsp; &nb sp; 55,772	$ & nbsp; &nb sp; 24,486
Share subscriptions receivable	&n bsp; &nbs p; 4,000	&n bsp; &nbs p; -

Total assets

	$ & nbsp; &nb sp; 59,772	$ & nbsp; &nb sp; 24,486

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$ & nbsp; &nb sp; 11,386	$ & nbsp; &nb sp; 7,473
Due to related party (Note 6)	&n bsp; &nbs p; 9,621	&n bsp; &nbs p; 9,621

Total current liabilities	&n bsp; &nbs p; 21,007	&n bsp; &nbs p; 17,094

Stockholders' equity
&n bsp; Capital stock (Note 7)
&n bsp; &nbs p; Authorized
&n bsp; &nbs p; 100,000,000 common shares with a par value of $0.00001
&n bsp; Issued and outstanding
&n bsp; &nbs p; 5,565,900 common shares (August 31, 2002 5,000,000)	&n bsp; &nbs p; 56	&n bsp; &nbs p; 50

Additional paid-in capital	&n bsp; &nbs p; 331,534	&n bsp; &nbs p; 274,950
Share subscriptions received in advance (Note 7)	&n bsp; &nbs p; 4,500	&n bsp; &nbs p; 25,100
Deficit accumulated during the exploration stage	&n bsp; (297,325)	&n bsp; (292,708)

Total stockholders' equity	&n bsp; &nbs p; 38,765	&n bsp; &nbs p; 7,392

Total liabilities and stockholders' equity

	$ & nbsp; &nb sp; 59,772	$ & nbsp; &nb sp; 24,486

The accompanying notes are an integral part of these consolidated financial statements.

GUSANA EXPLORATIONS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Expressed in United States Dollars)

	Cumulative Amounts From Date of Incorporation on April 25, 2001 to November 30, 2002	Three Month Period Ended November 30, 2002	Three Month Period Ended November 30, 2001

EXPENSES
Consulting fees	$ & nbsp; &nb sp; 546	$ & nbsp; &nb sp; ; -	$ & nbsp; &nb sp; 557
Management fees	&n bsp; &nbs p; 273,000	&n bsp; &nbs p; -	&n bsp; &nbs p; -
Mineral property costs (Note 5)	&n bsp; &nbs p; 2,442	&n bsp; &nbs p; 442	&n bsp; &nbs p; -
Office and miscellaneous	&n bsp; &nbs p; 3,135	&n bsp; &nbs p; 269	&n bsp; &nbs p; 611
Professional fees	&n bsp; &nbs p; 16,301	&n bsp; &nbs p; 2,605	&n bsp; &nbs p; 2,000
Transfer agent fees	&n bsp; &nbs p; 1,901	&n bsp; &nbs p; 1,301	&n bsp; &nbs p; -

Loss for the period

	$ & nbsp; (297,325)	$ & nbsp; &nb sp; (4,617)	$ & nbsp; &nb sp; (3,168)

Basic and diluted loss per common share

		$ & nbsp; &nb sp; (0.01)	$ & nbsp; &nb sp; (0.01)

Weighted average number of common shares outstanding

		&n bsp; 5,030,755	&n bsp; 5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

GUSANA EXPLORATIONS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Share Subscriptions Received In Advance	Deficit Accumulated During the Exploration Stage	Total Stockholders Equity (Deficiency)
	Shares	Amount

Balance, April 25, 2001

	&n bsp; &nbs p; -	$ & nbsp; &nb sp; -	$ & nbsp; &nb sp; -	$ & nbsp; &nb sp; -	$ & nbsp; &nb sp; -	$ & nbsp; &nb sp; -

Shares issued for consulting fees	4,963,635	&n bsp; &nbs p; 49	&n bsp; 272,951	&n bsp; &nbs p; -	&n bsp; &nbs p; -	&n bsp; 273,000

Shares issued for the &n bsp; reimbursement of mineral &n bsp; property costs at $0.055	&n bsp; 36,365	&n bsp; &nbs p; 1	&n bsp; 1,999	&n bsp; &nbs p; -	&n bsp; &nbs p; -	&n bsp; 2,000

Loss for the period	&n bsp; &nbs p; -	&n bsp; &nbs p; -	&n bsp; &nbs p; -	&n bsp; &nbs p; -	&n bsp; (277,836)	&n bsp; (277,836)

Balance, August 31, 2001

	5,000,000	&n bsp; &nbs p; 50	&n bsp; 274,950	&n bsp; &nbs p; -	&n bsp; (277,836)	&n bsp; (2,836)

      Share subscriptions received

&n bsp; in advance	&n bsp; &nbs p; -	&n bsp; &nbs p; -	&n bsp; &nbs p; -	&n bsp; 25,100	&n bsp; &nbs p; -	&n bsp; 25,100

Loss for the year	&n bsp; &nbs p; -	&n bsp; &nbs p; -	&n bsp; &nbs p; -	&n bsp; &nbs p; -	&n bsp; (14,872)	&n bsp; (14,872)

Balance, August 31, 2002

	5,000,000	&n bsp; &nbs p; 50	&n bsp; 274,950	$ & nbsp; 25,100	&n bsp; (292,708)	&n bsp; 7,392

      Shares issued for cash

	&n bsp; 565,900	&n bsp; &nbs p; 6	&n bsp; 56,584	&n bsp; (25,100)	&n bsp; &nbs p; -	&n bsp; 31,490

      Share subscriptions received

&n bsp; in advance	&n bsp; &nbs p; -	&n bsp; &nbs p; -	&n bsp; &nbs p; -	&n bsp; 4,500	&n bsp; &nbs p; -	&n bsp; 4,500

Loss for the period	&n bsp; &nbs p; -	&n bsp; &nbs p; -	&n bsp; &nbs p; -	&n bsp; &nbs p; -	&n bsp; (4,617)	&n bsp; (4,617)

Balance, November 30, 2002

    &n bsp; (Unaudited)

	5,565,900	$ & nbsp; &nb sp; 56	$ 331,534	$ & nbsp; 4,500	$ (297,325)	$ & nbsp; 38,765

Supplemental disclosure with respect to cash flows (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

GUSANA EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

NOVEMBER 30, 2002

      &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;

1.     &n bsp;     &nbs p; HISTORY AND ORGANIZATION OF THE COMPANY

     &nbs p;           The Company was incorporated on April 25, 2001 under the laws of the State of Nevada in the United States of America.  The Company is in the business of exploring and developing mineral properties and has not yet determined whether its properties contain mineral resources that may be economically recoverable.  The Company is in the exploration stage as it has not generated significant revenues from operations.

      &n bsp;     &nbs p;   In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These consolidated statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended August 31, 2002.  The results of operations for the three month period ended November 30, 2002 are not necessarily indicative of the results to be expected for the year ending August 31, 2003.

2.           &n bsp;  GOING CONCERN

      &n bsp;     &nbs p;   The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.  The continued operations of the Company and the recoverability of mineral property costs are dependent upon the existence of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and future profitable production.  The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations.  Management's plan in this regard is to raise equity financing as required.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from this uncertainty.

	Cumulative Amounts From Date of Incorporation on April 25, 2001 to November 30, 2002	Three Month Period Ended November 30, 2002	Three Month Period Ended November 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ & nbsp; (297,325)	$ & nbsp; &nb sp; (4,617)	$ & nbsp; &nb sp; (3,168)
Items not affecting cash:
&n bsp; Shares issued for management fees	&n bsp; &nbs p; 273,000	&n bsp; &nbs p; -	&n bsp; &nbs p; -
&n bsp; Shares issued for the reimbursement of mineral property &n bsp; &nbs p; costs	&n bsp; &nbs p; 2,000	&n bsp; &nbs p; -	&n bsp; &nbs p; -

Changes in non-cash working capital items:
&n bsp; Increase in share subscriptions receivable	&n bsp; &nbs p; (4,000)	&n bsp; &nbs p; (4,000)	&n bsp; &nbs p; -
&n bsp; Increase in prepaid expenses	&n bsp; &nbs p; -	&n bsp; &nbs p; -	&n bsp; &nbs p; (2,000)
&n bsp; Increase in accounts payable and accrued liabilities	&n bsp; &nbs p; 11,386	&n bsp; &nbs p; 3,913	&n bsp; &nbs p; -

Net cash used in operating activities	&n bsp; &nbs p; (14,939)	&n bsp; &nbs p; (4,704)	&n bsp; &nbs p; (5,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related party	&n bsp; &nbs p; 9,621	&n bsp; &nbs p; -	&n bsp; &nbs p; (166)
Share subscriptions received in advance	&n bsp; &nbs p; 4,500	&n bsp; &nbs p; 4,500	&n bsp; &nbs p; -
Issuance of capital stock	&n bsp; &nbs p; 56,590	&n bsp; &nbs p; 31,490	&n bsp; &nbs p; -

Net cash provided by (used in) financing activities	&n bsp; &nbs p; 70,711	&n bsp; &nbs p; 35,990	&n bsp; &nbs p; (166)

Change in cash for the period	&n bsp; &nbs p; 55,772	&n bsp; &nbs p; 31,286	&n bsp; &nbs p; (5,334)

Cash, beginning of the period	&n bsp; &nbs p; -	&n bsp; &nbs p; 24,486	&n bsp; &nbs p; 5,657

Cash, end of the period	$ & nbsp; &nb sp; 55,772	$ & nbsp; &nb sp; 55,772	$ & nbsp; &nb sp; 323

Cash paid during the period for interest

	$ & nbsp; &nb sp; ; -	$ & nbsp; &nb sp; ; -	$ & nbsp; &nb sp; ; -

Cash paid during the period for income taxes

	$ & nbsp; &nb sp; ; -	$ & nbsp; &nb sp; ; -	$ & nbsp; &nb sp; ; -

GUSANA EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

NOVEMBER 30, 2002

      &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;

3.     &n bsp;     &nbs p; SIGNIFICANT ACCOUNTING POLICY

     &nbs p;           Principles of consolidation

     &nbs p;           These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Gusana Explorations (British Columbia) Inc., a company incorporated under the laws of British Columbia, Canada on October 24, 2002.

     &nbs p;           All significant inter-company balances and transactions have been eliminated upon consolidation.

4.     &n bsp;     &nbs p; FINANCIAL INSTRUMENTS

    ;      & nbsp;      The Company's financial instruments consist of cash, share subscriptions receivable, accounts payable and accrued liabilities and amounts due to a related party.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

5.              MINERAL PROPERTY COSTS

      &n bsp;     &nbs p;   During the period ended August 31, 2001, the Company acquired one mineral property containing four mining claims in British Columbia, Canada by staking.  During the year ended August 31, 2002, the Company acquired an additional mineral property containing two mining claims in British Columbia, Canada by staking.  The Company allowed title to both mineral properties to lapse in order to facilitate the subsequent acquisition of the properties by its wholly-owned subsidiary, Gusana Explorations (British Columbia) Inc.

      &n bsp;     &nbs p;   Cumulative mineral property costs consisted of acquisition costs of $2,442 (2001 - $Nil).

6.              RELATED PARTY TRANSACTIONS

     &nbs p;           The amounts due to a related party are due to a director of the Company and are unsecured, non-interest bearing, with no specific terms of repayment.

GUSANA EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

NOVEMBER 30, 2002

      &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;             &n bsp;     &nbs p;

7.     &n bsp;     &nbs p; CAPITAL STOCK

     &nbs p;           The Company's authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.00001 per share.  All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders.  The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares.  Holders of the common stock are entitled to equal rateable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

     &nbs p;           On June 28, 2001, the Company issued 4,963,635 shares of common stock in the amount of $273,000 for consulting fees to directors of the Company.

     &nbs p;           On June 28, 2001, the Company issued 36,365 shares of common stock in the amount of $2,000 for the reimbursement of mineral property costs to directors of the Company.

     &nbs p;           During the three month period ended November 30, 2002, the Company completed a public offering of up to 2,000,000 shares of common stock at $0.10 per share.  The Company issued a total of 565,900 shares of common stock of which 314,900 shares of common stock were issued for cash and share subscriptions receivable of $27,490 and $4,000, respectively.  The remaining 251,000 shares of common stock were issued in exchange for subscriptions received during the year ended August 31, 2002 of $25,100.  The Company also received $4,500 for subscriptions of common stock prior to closing of the public offering.

8.     &n bsp;     &nbs p; SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

     &nbs p;           The significant non-cash transaction for the three month period ended November 30, 2002 consisted of the Company converting subscriptions received in advance of $25,100 into shares of common stock of the Company with a value of $25,100.

     &nbs p;           There were no significant non-cash transactions for the three month period ended November 30, 2001.

Item 2.       &n bsp;    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Financial Condition, Liquidity and Capital Resources

Since inception on
April 25, 2001, the Company has been
engaged in exploration and acquisition
of mineral properties.  The
Company's principal capital resources
have been acquired through issuance of
common stock and from shareholder
loans.

At November 30, 2002,
there was positive working capital of
$38,765 compared to a working capital
of $7,392 at August 31, 2002. This
change occurred as a result of
operations.

At November 30, 2002,
the Company's total assets of $59,772
consisted mainly of cash. This
compares with the Company's assets of
August 31, 2002 which was
$24,486.

At November 30, 2002,
the Company's total current
liabilities increased to $21,007
from $17,094 at August 31, 2002, primarily
reflecting a build-up of accounts
payable in mainly professional
fees.

The Company has not
had revenues from inception.
Although there is insufficient capital
to fully explore and develop its
mineral properties, the Company
expects to survive and exploit its
resources primarily with funding from
sales of its securities and, as
necessary, from shareholder
loans.

The Company has no
long-term debt and does not regard
long-term borrowing as a good,
prospective source of
financing.

Results of
Operations

The Company posted losses of $4,617 for the three months ending November 30, 2002.  The principal component of the loss was professional expenses. Operating losses from inception to November 30, 2002 were $297,325, which amount consisted primarily of executive compensation expenses of $273,000 which were incurred in the period ended August 31, 2001.

Operating expenses for the three months ending November 30, 2002 were $4,617, up from the three months ending November 30, 2001 in which operating expenses were $3,168.  from inception to November 30, 2002 were $297,325, which amount consisted primarily of executive compensation expenses of $273,000 which were incurred in the period ended August 31, 2001 and $-0- thereafter.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 28, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. On October 22, 2002, we completed our public offering by raising $61,090, by selling 610,900 shares of our common stock at an offering price of ten cents per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1   &nb sp; Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

99.2   &nb sp; Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUSANA EXPLORATIONS INC.

(Registrant)

	November 30, 2002	August 31, 2002
(Unaudited)

Deficit accumulated during the exploration stage	$ & nbsp; (297,325)	$ & nbsp; (292,708)
Working capital	&n bsp; &nbs p; 38,765	&n bsp; &nbs p; 7,392

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE MAY 31, 2002 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

By:___/s/ Andrew B. Stewart________ &nbs p; President, CEO, Treasurer, Principal Accounting Officer & Director	By: /s/ Andrew P. King &nbs p; &n bsp; Secretary & Director
Date: January 14, 2003 &nbs p;	Date: January 14, 2003 &nbs p;
<PERIOD TYPE>	3- MOS
<FISCAL YEAREND>	AUG-31
<PERIOD END>	November 30, 2002
<CASH> &n bsp; &nbs p; &n bsp; &nbs p;	55,772
<SECURITIES>	0
<RECEIVABLES>	4,000
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	59,772
<PP&E>	0
<DEPRECIATION>	0
<TOTAL ASSETS>	59,772
<CURRENT LIABILITIES>	21,007
<BONDS>	0
<PREFERRED MANDATORY>	0
<PREFERRED>	0
<COMMON>	5,565,900
<OTHER-SE>	0
<TOTAL LIABILITY AND EQUITY>	59,772
<SALES>	0
<TOTAL REVENUES>	0
<CGS>	0
<TOTAL COSTS>	0
<OTHER EXPENSES>	0
<LOSS PROVISION>	0
<INTEREST EXPENSE>	0
<INCOME PRETAX>	(4,617)
<INCOME TAX>	0
<INCOME CONTINUING>	(4,617)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET INCOME>	(4,617)
<EPS PRIMARY>	(0.01)
<EPS DILUTED>	(0.01)