Form 10QSB/A
period 2002-11-30
GUSANA EXPLORATIONS INC
filed 2003-01-16
CIK 1160858

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

GUSANA EXPLORATIONS, INC.
INDEX

PART 1 - FINANCIAL INFORMATION	Page
Item 1 - Financial Statements
Balance Sheets as of November 30, 2002 (unaudited) and August 31, 2002	4
Statements of Operations for the cumulative period from incorporation to November 30, 2002 (unaudited), for the three month period ended November 30, 2002 (unaudited) and for the three month period ended November 30, 2001 (unaudited)	5
Statements of Stockholder Equity (Deficiency) as of November 30, 2002 (unaudited)	6
Statements of Cash Flow for the cumulative period from incorporation to November 30, 2002 (unaudited), for the three month period ended November 30, 2002 (unaudited) and for the three month period ended November 30, 2001 (unaudited)	7
Notes to Financial Statements (unaudited)	8-10
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations	11
PART II - OTHER INFORMATION	12
Item 1 - Legal Proceedings	12
Item 2 - Change in Securities and Use of Proceeds	12
Item 3 - Defaults Upon Senior Securities	12
Item 4 - Submission of Matters of a Vote of Security Holders	12
Item 5 - Other Information	12
Item 6 - Exhibits and Other Reports on Form 8-K	12
FINANCIAL DATA SCHEDULE	13

SAFE HARBOR STATEMENT

This quarterly report on Form 10-QSB includes forward-looking statements. All statements, other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Gusana Explorations, Inc. The Company's actual results may differ significantly from management's expectations.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - November 30, 2002

GUSANA EXPLORATIONS INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	November 30, 2002	August 31, 2002
	(Unaudited)
ASSETS
Current
Cash	$ 55,772	$ 24,486
Share subscriptions receivable	4,000	-
Total assets	$ 59,772	$ 24,486
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$ 11,386	$ 7,473
Due to related party (Note 6)	9,621	9,621
Total current liabilities	21,007	17,094
STOCKHOLDERS' EQUITY
Capital stock (Note 7)
Authorized: 100,000,000 common shares with a par value of $0.00001
Issued and outstanding: 5,565,900 common shares (August 31, 2002 - 5,000,000)	56	50
Additional paid-in capital	331,534	274,950
Share subscriptions received in advance (Note 7)	4,500	25,100
Deficit accumulated during the exploration stage	(297,325)	(292,708)
Total stockholders' equity	38,765	7,392
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 59,772	$ 24,486

History and organization of the Company (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

GUSANA EXPLORATIONS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative Amounts From Date of Incorporation on April 25, 2001 to November 30, 2002	Three Month Period Ended November 30, 2002	Three Month Period Ended November 30, 2001
EXPENSES
Consulting fees	$ 546	$ -	$ 557
Management fees	273,000	-	-
Mineral property costs (Note 5)	2,442	442	-
Office and miscellaneous	3,135	269	611
Professional fees	16,301	2,605	2,000
Transfer agent fees	1,901	1,301	-
Loss for the period	$ (297,325)	$ (4,617)	$ (3,168)
Basic and diluted loss per common share		$ (0.01)	$ (0.01)
Weighted average number of common shares outstanding		5,030,755	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

GUSANA EXPLORATIONS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

	Common Stock		Additional Paid-in Capital	Share Subscriptions Received In Advance	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Balance, April 25, 2001	-	$ -	$ -	$ -	$ -	$ -
Shares issued for consulting fees	4,963,635	49	272,951	-	-	273,000
Shares issued for the reimbursement of mineral property costs at $0.055	36,365	1	1,999	-	-	2,000
Loss for the period	-	-	-	-	(277,836)	(277,836)
Balance, August 31, 2001	5,000,000	50	274,950	-	(277,836)	(2,836)
Share subscriptions received in advance	-	-	-	25,100	-	25,100
Loss for the year	-	-	-	-	(14,872)	(14,872)
Balance, August 31, 2002	5,000,000	50	274,950	25,100	(292,708)	7,392
Shares issued for cash	565,900	6	56,584	(25,100)	-	31,490
Share subscriptions received in advance	-	-	-	4,500	-	4,500
Loss for the period	-	-	-	-	(4,617)	(4,617)
Balance, November 30, 2002 (Unaudited)	5,565,900	$56	$331,534	$4,500	$(297,325)	$38,765

The accompanying notes are an integral part of these consolidated financial statements.

GUSANA EXPLORATIONS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative Amounts From Date of Incorporation on April 25, 2001 to November 30, 2002	Three Month Period Ended November 30, 2002	Three Month Period Ended November 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (297,325)	$ (4,617)	$ (3,168)
Items not affecting cash:
Shares issued for management fees	273,000	-	-
Shares issued for the reimbursement of mineral property costs	2,000	-	-
Changes in non-cash working capital items:
Increase in share subscriptions receivable	(4,000)	(4,000)	-
Increase in prepaid expenses	-	-	(2,000)
Increase in accounts payable and accrued liabilities	11,386	3,913	-
Net cash used in operating activities	(14,939)	(4,704)	(5,168)
CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related party	9,621	-	(166)
Share subscriptions received in advance	4,500	4,500	-
Issuance of capital stock	56,590	31,490	-
Net cash provided by (used in) financing activities	70,711	35,990	(166)
Change in cash for the period	55,772	31,286	(5,334)
Cash, beginning of the period	-	24,486	5,657
Cash, end of the period	$ 55,772	$ 55,772	$ 323
Cash paid during the period for interest	$ -	$ -	$ -
Cash paid during the period for income taxes	$ -	$ -	$ -

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

2. GOING CONCERN

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

	November 30, 2002	August 31, 2002
	(Unaudited)
Deficit accumulated during the exploration stage	$ (297,325)	$ (292,708)
Working capital	38,765	7,392

3. SIGNIFICANT ACCOUNTING POLICY

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Gusana Explorations (British Columbia) Inc., a company incorporated under the laws of British Columbia, Canada on October 24, 2002.

All significant inter-company balances and transactions have been eliminated upon consolidation.

4. FINANCIAL INSTRUMENTS

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

8. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

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

PART II - OTHER INFORMATION

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUSANA EXPLORATIONS INC.

(Registrant)

By:___/s/ Andrew B. Stewart________ President, CEO, Treasurer, Principal Accounting Officer & Director	By: /s/ Andrew P. King Secretary & Director
Date: January 14, 2003	Date: January 14, 2003

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE MAY 31, 2002 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	3-MOS
<FISCAL-YEAR-END>	AUG-31
<PERIOD-END>	November 30, 2002
<CASH>	55,772
<SECURITIES>	0
<RECEIVABLES>	4,000
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	59,772
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	59,772
<CURRENT-LIABILITIES>	21,007
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	5,565,900
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	59,772
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(4,617)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(4,617)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(4,617)
<EPS-PRIMARY>	(0.01)
<EPS-DILUTED>	(0.01)