Form 10QSB
period 2003-02-28
GUSANA EXPLORATIONS INC
filed 2003-04-22
CIK 1160858

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended February 28, 2003

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
(604) 833-3903
Issuer's telephone number, including area code
N/A
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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 10, 2003 there were 5,610,900 common shares outstanding.

GUSANA EXPLORATIONS, INC.
INDEX

PART 1 - FINANCIAL INFORMATION	Page No.
Item 1 - Financial Statements
Balance Sheets as of February 28, 2003 (unaudited) & August 31, 2002 (audited)	4
Statements of Operations for the Three Months Ended February 28, 2003 and 2002 (unaudited), the Six Months Ended February 28, 2003 and 2002, and for the Period From April 25, 2001 (Inception) Through February 28, 2003 (unaudited)	5
Statements of Cash Flows for the Six Months Ended February 28, 2003 and 2002 and Period From April 25, 2001 (Inception) Through February 28, 2003 (unaudited)	6
Notes to Financial Statements (unaudited)	7
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations	8
PART II - OTHER INFORMATION	9
Item 1 - Legal Proceedings	9
Item 2 - Change in Securities and Use of Proceeds	9
Item 3 - Defaults Upon Senior Securities	9
Item 4 - Submission of Matters of a Vote of Security Holders	9
Item 5 - Other Information	9
Item 6 - Exhibits and Other Reports on Form 8-K	9
FINANCIAL DATA SCHEDULE	10

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - February 28, 2003

GUSANA EXPLORATIONS, INC.
BALANCE SHEETS

	February 28, 2003	August 31, 2002
ASSETS	(unaudited)
Current assets
Cash	$ 44,210	$ 24,486
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 420	$ 7,473
Advances - shareholders	9,365	9,621
Total current liabilities	9,785	17,094
Commitments
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 30,000,000 shares authorized, 5,610,900 and 5,000,000 shares issued and outstanding	56	50
Additional paid in capital	336,034	331,534
Share subscription received in advance	-	4,500
Deficit accumulated deficit during the development stage	(301,665)	(297,325)
Total Stockholders' Equity	34,425	38,765
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 44,210	$ 59,772

See notes to interim condensed financial statements.

GUSANA EXPLORATIONS, INC.
STATEMENTS OF OPERATIONS
Three and Six Months Ended February 28, 2003 and 2002
and Period From April 25, 2001 (Inception) Through February 28, 2003
(unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,		Inception Through February 28,
	2003	2002	2003	2002	2003
Consulting fees	$ 1,000	$ -	$ 1,000	$ 546	$ 1,546
Management fees	-	-	-	-	273,000
Mineral costs	-	-	442	-	2,442
General and administrative	250	(24)	1,820	598	5,286
Professional fees	3,090	-	5,695	2,000	19,391

Net income (loss)	$ (4,340)	$ 24	$ (8,957)	$ (3,144)	$ (301,665)
Net income (loss) per share:
Net loss basic and diluted	$ (0.00)	$ 0.00	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	5,565,900	5,000,000	5,372,056	5,000,000

See notes to interim condensed financial statements.

GUSANA EXPLORATIONS, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended February 28, 2003 and 2002
and Period From April 25, 2001 (Inception) Through February 28, 2003
(unaudited)

	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,957)	$ (3,144)	$ (301,665)
Adjustments to reconcile net deficit to cash used by operating activities:
Common shares for management fees	-	-	273,000
Common shares for property costs	-	-	2,000
Net change in:
Prepaid expenses	-	(2,000)
Accounts payable	(7,053)	-	420
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,010)	(5,144)	(26,245)
CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder advances, net	(256)	(279)	9,365
Proceeds from the sale of common stock	35,990	-	61,090
CASH FLOWS FROM FINANCING ACTIVITIES	66,211	(279)	70,455
NET INCREASE (DECREASE) IN CASH	19,724	(5,423)	44,210
Cash, beginning of period	24,486	5,657	-
Cash, end of period	$ 44,210	$ 234	$ 44,210
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See notes to interim condensed financial statements.

GUSANA EXPLORATIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The balance sheet of the Company as of February 28, 2003, the related statements of operations for the three and six months ended February 28, 2003 and 2002 and the statements of cash flows for the three and six months ended February 28, 2003 and 2002 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended February 28, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Gusana Explorations, Inc.'s August 31, 2002 Form 10-KSB.

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

At February 28, 2003, there was positive working capital of $34,425 compared to a working capital of $7,392 at August 31, 2002. This change occurred as a result of the sale of common stock pursuant to the Company's Form SB-2 registration statement, declared effective June 28, 2002.

At February 28, 2003, the Company's total assets of $44,210 consisted mainly of cash. This compares with the Company's assets of August 31, 2002 that was $24,486.

At February 28, 2003, the Company's total current liabilities decreased to $9,785 from $17,094 at August 31, 2002, primarily reflecting a decrease in accounts payable.

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

Results of Operations

The Company posted losses of $4,340 for the three months ending February 28, 2003. The principal component of the loss was professional expenses. Operating losses from inception to February 28, 2003 were $301,665, which amount consisted primarily of executive compensation expenses of $273,000 that were incurred in the period ended August 31, 2001.

Operating expenses for the three months ending February 28, 2003 were $4,340, up from the three months ending February 28, 2002 in which operating expenses were $24. From inception to February 28, 2003 operating expenses were $301,665, which amount consisted primarily of executive compensation expenses of $273,000 that were incurred in the period ended August 31, 2001 and $-0- thereafter.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-K

We have filed one Form 8-K since inception, dated April 10, 2003, relating to our change of principal independent accountant from Davidson & Company to Malone & Bailey, PLLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUSANA EXPLORATIONS INC.
(Registrant)

By:___/s/ Andrew B. Stewart________ President, CEO, Treasurer, Principal Accounting Officer & Director	By: /s/ Andrew P. King Secretary & Director
Date: April 21, 2003	Date: April 21, 2003

FINANCIAL DATA SCHEDULE
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE FEBRUARY 28, 2003 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	3-MOS
<FISCAL-YEAR-END>	AUG-31
<PERIOD-END>	February 28, 2003
<CASH>	44,210
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	44,210
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	44,210
<CURRENT-LIABILITIES>	9,785
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	5,610,900
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	44,210
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(4,340)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(4,340)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(4,340)
<EPS-PRIMARY>	(0.01)
<EPS-DILUTED>	(0.01)