Form 10QSB/A
period 2003-02-28
GUSANA EXPLORATIONS INC
filed 2003-04-30
CIK 1160858

FORM 10-QSB/A

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

PART I - FINANCIAL INFORMATION

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrew Stewart, Principal Executive Officer and Principal Financial Officer of the Company, certify that:

1) I have reviewed this quarterly report on Form 10-QSB (the "Report") of the Company;

2) Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3) Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

c) Presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: April 29, 2003

/s/ Andrew Stewart

Andrew Stewart

Principal Executive Officer

Principal Financial Officer

Item 1. Financial Statements - February 28, 2003

GUSANA EXPLORATIONS, INC.

BALANCE SHEETS

	February 28,	August 31,
	2003	2002
ASSETS	(unaudited)

Current assets
Cash	$ 44,210	$ 24,486

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 420	$ 7,473
Advances - shareholders	9,365	9,621
Total current liabilities	9,785	17,094

Commitments

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 30,000,000 shares authorized, 5,610,900 and 5,000,000 shares issued and outstanding	56	50
Additional paid in capital	336,034	331,534
Share subscription received in advance	-	4,500
Deficit accumulated deficit during the development stage	(301,665)	(297,325)
Total Stockholders' Equity	34,425	38,765

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 44,210	$ 59,772

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

GUSANA EXPLORATIONS INC.

(Registrant)

By:___/s/ Andrew B. Stewart_______ President, CEO, Treasurer, Principal Accounting Officer & Director	By: /s/ Andrew P. King Secretary & Director
Date: April 29, 2003	Date: April 29, 2003

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