Form 10QSB
period 2003-05-31
GUSANA EXPLORATIONS INC
filed 2003-07-21
CIK 1160858

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended May 31, 2003

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission File Number: 333-72802

GUSANA EXPLORATIONS INC.
(Exact name of small business issuer specified in its charter)
NEVADA	98-0352633
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
205 East Arena Street, El Segundo, CA 90245
(Address of Principal Executive Offices)
(310) 615-1978
Issuer's telephone number, including area code
#244 - 2906 WEST BROADWAY STREET, VANCOUVER, BC CANADA V6K 1G8
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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 17, 2003 there were 23,102,105 common shares outstanding.

GUSANA EXPLORATIONS INC.

INDEX

PART 1 - FINANCIAL INFORMATION	Page
Item 1 - Financial Statements	4
Balance Sheets as of May 31, 2003 (unaudited) & August 31, 2002 (audited)	5
Statements of Operations for the Three Months Ended May 31, 2003 and 2002 (unaudited), the Six Months Ended May 31, 2003 and 2002, and for the Period From April 25, 2001 (Inception) Through May 31, 2003 (unaudited)	6
Statements of Cash Flows for the Six Months Ended May 31, 2003 and 2002 and Period From April 25, 2001 (Inception) Through May 31, 2003 (unaudited)	7
Notes to Financial Statements (unaudited)	8
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations	9
Item 3 - Controls and Procedures	18
PART II - OTHER INFORMATION	19
Item 1 - Legal Proceedings	19
Item 2 - Change in Securities and Use of Proceeds	19
Item 3 - Defaults Upon Senior Securities	19
Item 4 - Submission of Matters of a Vote of Security Holders	19
Item 5 - Other Information	19
Item 6 - Exhibits and Other Reports on Form 8-K	20

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

The following financial information and discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-KSB for the most recent year ended August 31, 2002 as well as the Company's Form 8-K filed July 9, 2003. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index

Balance Sheets

Statement of Operations

Statement of Cash Flows

Notes to Financial Statements

GUSANA EXPLORATIONS INC.

FINANCIAL STATEMENTS

(Unaudited)

MAY 31, 2003

GUSANA EXPLORATIONS INC.
BALANCE SHEETS
	May 31, 2003	August 31, 2002
ASSETS	(unaudited)

Current assets
Cash	$2,819	$24,486

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$408	$7,473
Advances - shareholders	9,365	9,621
Total current liabilities	9,773	17,094

Commitments

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 1,200,000,000 shares authorized, 12,322,800 and 60,000,000 shares issued and outstanding	12,333	60,000
Additional paid in capital	323,757	220,000
Share subscription received in advance	-	25,100
Deficit accumulated deficit during the development stage	(343,044)	(297,708)
Total Stockholders' Equity (Deficit)	(6,954)	7,392

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,819	$24,486

See notes to interim condensed financial statements.

GUSANA EXPLORATIONS INC.
STATEMENTS OF OPERATIONS
Three and Nine Months Ended May 31, 2003 and 2002
and Period From April 25, 2001 (Inception) Through May 31, 2003
(unaudited)
	Three Months Ended May 31,		Nine Months Ended May 31,		Inception Through May 31,
	2003	2002	2003	2002	2003
Operating Expenses
Consulting fees	$39,150	$-	$40,150	$546	$40,696
Management fees	-	-	-	-	273,000
Mineral costs	-	-	442	-	2,442
General and administrative	1,527	376	3,347	974	6,813
Professional fees	702	4,000	6,397	6,000	20,093

Net loss	$(41,379)	$(4,376)	$(50,336)	$(7,520)	$(343,044)

Net loss per share:
Net loss basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	38,826,800	60,000,000	56,161,798	60,000,000

See notes to interim condensed financial statements.

GUSANA EXPLORATIONS INC.
STATEMENTS OF CASH FLOWS
Nine Months Ended May 31, 2003 and 2002
and Period From April 25, 2001 (Inception) Through May 31, 2003
(unaudited)
	Nine Months Ended May 31,		Inception Through May 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,336)	$(7,520)	$(343,044)
Adjustments to reconcile net deficit to cash used By operating activities:
Common shares for management fees	-	-	273,000
Common shares for property costs	-	-	2,000
Net change in:
Prepaid expenses	-	2,000
Accounts payable	(7,065)	-	408
CASH FLOWS USED IN OPERATING ACTIVITIES	(57,401)	(5,520)	(67,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder advances, net	(256)	2,872	9,365
Proceeds from the sale of common stock	35,990	-	61,090
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	35,734	2,872	70,455

NET CHANGE IN CASH	(21,667)	(2,648)	2,819
Cash, beginning of period	24,486	5,657	-
Cash, end of period	$2,819	$3,009	$2,819

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to interim condensed financial statements.

GUSANA EXPLORATIONS INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The balance sheet of the Company as of May 31, 2003, the related statements of operations for the three and nine months ended May 31, 2003 and 2002 and the statements of cash flows for the three and nine months ended May 31, 2003 and 2002 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended May 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Gusana Explorations Inc.'s August 31, 2002 Form 10-KSB.

NOTE 2 - COMMON STOCK

In May 2003, the Company changed its authorized common shares from 30,000,000 to 1,200,000,000. Certain former officers surrendered 4,584,000 (pre split shares) shares. The Company then affected a twelve (12) for one (1) forward stock split to bring the shares outstanding to 12,322,800 after the split and surrender of shares occurred. All share amounts have been restated to reflect the retroactive effect of the forward stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing.

Financial Condition, Liquidity and Capital Resources

Since inception on April 25, 2001, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At May 31, 2003, there was negative working capital of $6,954 compared to working capital of $7,392 at August 31, 2002. This decrease occurred as a result of expenditures related to exploration of our properties.

At May 31, 2003, our total assets of $2,819 consisted only of cash. This compares with our assets of August 31, 2002 of $24,486.

At May 31, 2003, our total current liabilities decreased to $9,773 from $17,094 at August 31, 2002, primarily reflecting a decrease in accounts payable.

We have not had revenues from inception. As of May 31, 2003 we had insufficient capital to fully explore and develop our mineral properties and we were unable to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and exploit our resources. As a result, we were unsuccessful in fully implementing our business plan in regards to the exploration and development of our mineral properties. Our Board of Directors subsequently conducted an in-depth analysis of our business plan and related future prospects for mineral exploration companies. To better protect stockholder interests and provide future appreciation, it was decided to concurrently pursue initiatives in the clothing industry as an extension to our existing business. Accordingly, we commenced the researching of potential acquisitions or other suitable business partners that might assist it in realizing our overall business objectives. Our Board of Directors felt that this was in our best interests given the fact that it was becoming less likely that our mineral properties could be successfully explored and developed.

On June 4, 2003 we announced our signing of a term sheet to acquire Guru Denim Inc., a California maker of high fashion jeans. The acquisition was subject to due diligence by both parties, certain financing and to the parties agreeing on the terms of an acquisition agreement.

On June 24, 2003 we entered into a share purchase agreement (the "Share Purchase Agreement") to acquire all of the issued and outstanding shares of Guru Denim Inc. Guru Denim Inc. makes and distributes high fashion jeans under the trademark name "True Religion Brand Jeans" and has customers in the United States, the United Kingdom, Italy, Paris, Canada and Japan. Under the Share Purchase Agreement, we acquired all of the shares of Guru Denim Inc. from Jeffrey Lubell, a California resident. Mr. Lubell became our controlling shareholder, with approximately 62% of our shares, although we have agreed to reduce this to 52% if we successfully raise an additional $300,000 before August 23, 2003. Mr. Lubell, who became our President and Chief Executive Officer upon closing, has 25 years of experience in the clothing and textile industries. He has designed, marketed and distributed specialized denim and high fashion jeans in Los Angeles since 1978. Mr. Lubell executed a management agreement with us on closing providing him with a percentage of our net sales in addition to salary, options and other compensation.

In the term sheet, Jeffrey Lubell conditioned his obligation to close the sale on our successful private placement of equity financing with gross proceeds of at least $1,200,000. This money would be used as operating capital and for a $250,000 signing bonus to be paid to Mr. Lubell pursuant to his employment agreement (see the discussion below concerning "Change of Control"). However, in the formal Share Purchase Agreement we agreed that we would be required to raise only the first $900,000 of this money at or prior to closing and that we would have until August 23, 2003 to raise the balance of $300,000. In the Share Purchase Agreement, for ease of reference, we referred to the first $900,000 of this money as the "First Private Placement" and to the $300,000 balance as the "Second Private Placement".

The First Private Placement of $900,000 was completed through the sale of 1,200,000 common shares at a price of $0.75 per share and the $900,000 was distributed per the Share Purchase Agreement as follows: $300,000 to Indigo Group U.S.A., Inc., $250,000 to Jeffrey Lubell (signing bonus), $308,125.67 loan to Guru Denim, Inc. for operating capital and $41,848.33 for legal cost for Guru Denim, Inc. and Gusana Explorations Inc.

Results of Operations

We posted losses of $41,379 and $50,336 for the three and nine months ending May 31, 2003. The principal component of the loss was professional expenses. Operating losses from inception to May 31, 2003 were $343,044, which amount consisted primarily of executive compensation expenses of $273,000 that were incurred in the period ended August 31, 2001.

Operating expenses for the three months and nine months ending May 31, 2003 were $41,379 and $50,336, up from the three and nine months ending May 31, 2002 in which operating expenses were $4,376 and $7,520. From inception to May 31, 2003 operating expenses were $343,044, which amount consisted primarily of executive compensation expenses of $273,000 that were incurred in the period ended August 31, 2001 and $0 thereafter.

Plan of Operation

Acquisition of Guru Denim, Inc.

In early May of 2003, we identified an opportunity to acquire all of the shares of Guru Denim, Inc., a California corporation engaged in the business of designing, producing and distributing high fashion apparel. Guru Denim, Inc. currently makes and distributes high fashion denim jeans under the trademark and name "True Religion Brand Jeans" in Canada, the United States, Japan, the United Kingdom and Europe from its executive office and warehouse facility located in Los Angeles, California.

In late May of 2003, we signed a term sheet with Jeffrey Lubell, the owner of 80% of the shares of Guru Denim, Inc., outlining the overall terms upon which we proposed to acquire all of the issued and outstanding shares of Guru Denim, Inc. in exchange for a fifty-two percent (52%) equity interest in our Company, subject to due diligence, financing and formal contract documentation.

About Guru Denim, Inc.

Guru Denim, Inc. was formed November 7, 2002 as a vehicle for a then proposed joint venture between Jeffrey Lubell and Indigo Group U.S.A., Inc. for the design, manufacture, marketing, distribution and sale of high fashion denim jeans designed by Mr. Lubell. On December 9, 2002, Mr. Lubell and Indigo Group U.S.A., Inc. entered into a formal joint venture agreement pursuant to which Jeffrey Lubell received eighty percent of the stock in Guru Denim, Inc. and Indigo Group U.S.A., Inc. received the other twenty percent (20%). Mr. Lubell agreed to license Guru Denim, Inc. to use the "True Religion Brand Jeans" trademark, a trademarked "Buddah" logo and certain fabric and finishing trade secrets pertaining to "True Religion Brand Jeans". Indigo Group U.S.A., Inc. arranged for the manufacture of six thousand pairs of "True Religion Brand Jeans" at a cost of approximately $160,000 (including a 20% markup and related manufacturing costs) and contributed advances previously made to Mr. Lubell, in the amount of approximately $44,000. This formal joint venture agreement also provided for the appointment of the officers and directors of Guru Denim, Inc., and allocated duties and responsibilities among the two shareholders pertaining to the operation and finance of Guru Denim, Inc. on a going forward basis.

On May 2, 2003, Indigo Group U.S.A., Inc. and Jeffrey Lubell agreed to terminate their Guru Denim, Inc. joint venture effective upon payment to Indigo Group U.S.A., Inc. of the sum of $300,000. As is discussed in more detail below, this $300,000 was paid to Indigo Group U.S.A., Inc. on June 24, 2003, at the closing of our acquisition of the shares of Guru Denim, Inc., at which time Indigo Group U.S.A., Inc. gave an absolute release of all claims against Mr. Lubell and Guru Denim, Inc. and surrendered for cancellation all 200 of its shares of Guru Denim, Inc.

Notwithstanding the termination of their joint venture, Indigo Group U.S.A., Inc. continues to manufacture True Religion Brand Jeans for Guru Denim, Inc. on a contract basis.

The Share Purchase Agreement

On June 23, 2003, we entered into a formal Share Purchase Agreement with Jeffrey Lubell and Guru Denim, Inc. to acquire 100% of the issued and outstanding shares of Guru Denim, Inc. In consideration for all of the shares of Guru Denim, Inc., we agreed to issue 14,571,305 shares of our common stock to Mr. Lubell. The transactions contemplated in this Share Purchase Agreement closed on June 24, 2003.

Under the terms of the Share Purchase Agreement, Mr. Lubell made representations and warranties to us such as are customarily made in similar share purchase agreements with majority stockholders and he indemnified us against the possibility that any of these representations and warranties might prove inaccurate for a period of one year after closing. To secure his indemnity, Mr. Lubell pledged 1,391,867 of the common shares issued to him at the closing of the transaction, to be held in escrow by us until the first anniversary of the closing date.

In the term sheet, Jeffrey Lubell conditioned his obligation to close the sale on our successful private placement of equity financing with gross proceeds of at least $1,200,000. This money would be used as operating capital and for a $250,000 signing bonus to be paid to Mr. Lubell pursuant to his employment agreement (see the discussion below concerning "Change of Control"). However, in the formal Share Purchase Agreement we agreed that we would be required to raise only the first $900,000 of this money at or prior to closing and that we would have until August 23, 2003 to raise the balance of $300,000. In the Share Purchase Agreement, for ease of reference, we referred to the first $900,000 of this money as the "First Private Placement" and to the $300,000 balance as the "Second Private Placement". In order to assure Mr. Lubell that we would have incentive to complete the Second Private Placement after closing, we agreed to issue to him, at closing, such number of our common shares as would constitute a sixty-two percent (62%) equity interest. This sixty-two percent (62%) interest will be reduced, according to the formula reproduced below, to fifty-two percent (52%) if and when we complete the Second Private Placement. This formula provides that Mr. Lubell will surrender for cancellation such number of common shares as shall be determined by:

(i) dividing the lesser of (x) or (y) by $0.75, where (x) is equal to the aggregate gross proceeds raised in the Second Private Placement and (y) is equal to $300,000, and

(ii) multiplying the quotient by 11.69243,

rounded up to the nearest whole number of shares. If we successfully raise the full $300,000 amount of the Second Private Placement, Mr. Lubell will surrender for cancellation 4,676,972 of the 14,571,305 shares that we issued to him at the closing, retaining 9,894,333 shares constituting approximately 52% of our issued and outstanding common shares at that time. If, on the other hand, we fail to raise any of the money constituting the Second Private Placement, Mr. Lubell will retain all 14,571,305 of the common shares that were issued to him at closing which will constitute approximately 62% of our issued and outstanding shares at that time.

As a condition to the obligation to close the acquisition of the shares of Guru Denim, Inc., we required that Mr. Lubell assign to Guru Denim, Inc. all of the intellectual property that was previously used by Guru Denim, Inc. under license from Mr. Lubell, including all of the "True Religion Brand Jeans" trademarks. As a result, Mr. Lubell assigned all of this intellectual property to Guru Denim, Inc. by a written assignment dated June 19, 2003.

The First Private Placement of $900,000 was completed through the sale of 1,200,000 common shares at a price of $0.75 per share and the $900,000 was distributed per the Share Purchase Agreement.

Change of Control

At the closing of the acquisition of Guru Denim, Inc. on June 24, 2003, we added Jeffrey Lubell as a third member of the Board of Directors. On the same day, we filed an Information Statement with the Securities and Exchange Commission, with a copy mailed to all of the shareholders, in the form and otherwise as required by Rule 14f-1 of Regulation 14E promulgated pursuant to the Securities Exchange Act of 1934, nominating Kymberly Lubell and Mark Saltzman to the

Board to replace the other two members of the Board (Andrew Stewart and Andrew King). On July 4, 2003, Mr. Stewart and Mr. King resigned from their membership on the Board of Directors and from any offices that they then held with us, accordingly, we appointed Kymberly Lubell and Mark Saltzman to the Board in their stead.

At the closing of the acquisition of the shares of Guru Denim, Inc., Mr. Andrew Stewart resigned from his position as our President. As required by the Share Purchase Agreement, we entered into an employment agreement with Jeffrey Lubell pursuant to which Mr. Lubell agreed to serve as our President for a one-year term commencing June 24, 2003. On June 23, 2004, the term of Mr. Lubell's employment with us will automatically renew for a successive one-year period unless either party to the agreement gives to the other party at least 90 days advance notice that they do not wish to renew.

Pursuant to the Share Purchase Agreement and Mr. Lubell's employment agreement, we have paid to Mr. Lubell a signing bonus of $250,000 and will pay to Mr. Lubell a monthly base salary of $15,000 plus additional monthly compensation equal to three percent (3%) of our net sales revenue and our subsidiary Guru Denim, Inc. during the month immediately preceding payment.

Prior to the acquisition of Guru Denim, Inc., we operated as a natural resource exploration company. Upon the acquisition of our subsidiary Guru Denim, Inc., on June 24, 2003, we began operations as a producer of high-fashion jeans and other apparel.

Business Plan of Guru Denim, Inc.

Our principal business activity is the design, development and worldwide marketing, distribution and sale of high fashion jeans and other apparel. We conduct this business activity through our wholly-owned subsidiary Guru Denim, Inc., a California corporation with its offices located at 201 East Arena Street, El Segundo, California 90245. Guru Denim, Inc. currently manufactures, markets, distributes and sells "True Religion Brand Jeans" in the United States, Canada, the United Kingdom, Europe and Asia.

Guru Denim, Inc. leases approximately 6,000 square feet of combined office and warehouse space in leased premises located at 201 East Arena Street, El Segundo, California, at a rate of $0.75 per square foot. Guru Denim, Inc. conducts all of its executive and administrative functions in, and ships True Religion Brand Jeans to its customers from this facility. Guru Denim, Inc.'s telephone number at its El Segundo facility is (310) 615-1978.

Guru Denim, Inc. distributes its True Religion Brand Jeans outside of the United States pursuant to distribution agreements with various independent sales agents. Guru Denim, Inc. has entered into exclusive agency agreements for the United Kingdom, Ireland and Scotland, Japan and Canada. Agents show the jeans collection to their retail store customers and forward orders to Guru Denim, Inc. Guru Denim, Inc. ships directly to the retailer and pays a sales commission ranging from 10% to 15% to the agents after Guru Denim, Inc. has been paid by the retailer.

Guru Denim, Inc. currently has four employees. Jeffrey Lubell, our Company's President, spearheads product development, marketing and sales. Kymberly Lubell, Jeffrey Lubell's wife, is an experienced clothing designer and will assist with both product design and development. Guru Denim, Inc. employs a production supervisor to monitor its contract manufacturers and an accountant to maintain its books and records. In the near future, Guru Denim, Inc. plans to hire two employees to sew and produce its samples for sale and a chief operating officer responsible for manufacturing, operations and finance. Guru Denim, Inc.'s business strategy is to employ contract manufacturers and independent sales agents in order to keep fixed overhead at a minimum.

Guru Denim, Inc. plans to support its independent sales agents through attendance at all of the major trade and fashion industry exhibitions as well as through trade press advertising. Guru Denim, Inc.'s strategy is to initially limit distribution to high-end status retailers, building a reputation for producing a quality product with on-time delivery and does not plan on an aggressive advertising campaign to the consumer. While Guru Denim, Inc. grows, it anticipates requiring working capital financing, which it intends to seek through all available conventional means, including the possibility of factoring its receivables.

Guru Denim's Products

Our principal products are the high fashion jeans that we design, manufacture, market, distribute and sell through our wholly-owned subsidiary Guru Denim, Inc. under the True Religion Brand Jeans trademarks. These jeans are sold in the United States and abroad to upscale retailers and boutiques. To date, True Religion Brand Jeans can be found at Bloomingdales, Nordstrom, Fred Segal Melrose, as well as approximately 30 fashion boutique clothing stores throughout the United States.

True Religion Brand Jeans are made of unique, high quality fabrics that are gently and naturally aged, hand finished and boldly stitched in seven different thread colors. The collection, which includes both jeans for women and men, sells at retail for approximately $150 to $200 per pair in the United States. They are marketed to fashion conscious consumers through a marketing campaign that stresses beauty, style and uniqueness. Guru Denim, Inc. prides itself on being "Made in the USA". Guru Denim, Inc. believes its competitive advantage lies in the detailing of the design, the quality of the denim and the superiority of the finish (the "wash").

Guru Denim's Customers

Our True Religion Brand Jeans are sold in the United States to fashion conscious, affluent customers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest low-rise styles of jeans.

Our True Religion Brand Jeans are sold in Japan through our distributor Jameric, Inc., pursuant to a letter agreement between Guru Denim, Inc. and Jameric, Inc. dated May 20, 2003. This letter agreement grants to Jameric, Inc. an exclusive right to act as the exclusive distributor for our True Religion Brand Jeans in Japan for a two-year term beginning May 20, 2003 and ending May 20, 2005. To date, Jameric Inc. places orders at a discount to our wholesale price and distributes to the individual retailer in Japan. Jameric Inc. provides a deposit upon purchase order and the balance upon shipment. As Guru Denim, Inc. becomes more comfortable with the ability to check credit of Japanese retailers, Guru Denim, Inc. hopes to ship directly to the retailers, paying Jameric Inc. a sales commission for orders received.

Our True Religion Brand Jeans are sold in the United Kingdom, Ireland and Scotland through our distributor Melwani Agency, pursuant to a letter agreement between Guru Denim, Inc. and Melwani Agency dated May 15, 2003. This letter agreement grants to Melwani Agency an exclusive right to act as the exclusive distributor for our True Religion Brand Jeans in the United Kingdom, Ireland and Scotland for a two-year term beginning May 15, 2003 and ending May 15, 2005. Melwani Agency shows the jeans collection to individual retailers and sends purchase orders to Guru Denim, Inc. The jeans are shipped directly to the individual retailer and commission is paid to Melwani Agency after Guru Denim, Inc. has been paid.

Guru Denim, Inc. is in the process of finalizing distribution agreements for Canada, Italy, Switzerland and France.

Employees

As of July 1, 2003, Guru Denim, Inc. had four employees. Of this total, two work full time, the company's president, Jeffrey Lubell, and the production supervisor and two work part time, Guru Denim, Inc.'s accountant, and Kymberly Lubell, Guru Denim, Inc.'s product designer.

Business Strategy

Guru Denim, Inc.'s business strategy is to market to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest low-rise styles of jeans. Guru Denim, Inc.

plans to limit distribution to better boutiques, specialty stores and department stores to maintain the uniqueness of the brand and sell its jeans in the range of $150 to $200 per pair. Guru Denim, Inc.'s strategy is to utilize contract manufacturers, "Made in the USA", and keep its fixed overheads at a minimum. Guru Denim, Inc. plans to update its product offerings, style, fit and washes every six months to be seen as a trend setter in the contemporary better jeans market.

Sales & Marketing Strategy

Guru Denim, Inc. plans to market a high-end, contemporary, designer women's and men's jeans brand. Guru Denim, Inc. plans to distribute its jeans to better boutiques, specialty retailers and department stores throughout the United States, Canada, Great Britain and Western Europe. Guru Denim, Inc. will sell primarily through independent sales representatives in the United States and foreign sales agents and distributors, and will support its sales efforts through attendance at the major industry exhibitions and through advertising in trade and fashion journals.

Our vision is to market the most popular casual wear in the world, being jeans, to fashion conscious consumers looking for a pair of jeans with unquestionably superior fit, finish, fabric and style.

Supply Strategy

We purchase our fabrics from Cone, a United States fabric manufacturer, as well as an Italian company. We purchase our thread and other materials from various industry suppliers within the United States. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. Although the denim fabric that we use in the manufacture of our jeans is of the highest quality, it is readily available from a large number of suppliers including mills in the United States and abroad.

Manufacturing

We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, Indigo Group U.S.A., Inc. manufactures our garments on an order-by-order basis. To date, Indigo Group U.S.A., Inc. has purchased the fabric, sewed and finished our products to our design and other specifications. This has enabled us to manufacture our jeans without requiring a large amount of working capital. We inspect the fabrics and the finished goods prior to shipping them as part of our quality control program. We plan to continue to outsource most, if not all, of our production.

Competition

The apparel industry is intensely competitive and fragmented. We compete against other small companies like ours, as well as large companies that have a similar business and large marketing companies, importers and distributors that sell products similar to or competitive with ours. Examples of companies with whom we compete include Innovo Group Inc. (Joe's Jeans, Inc.), Levi Strauss & Co., Giorgio Armani, Polo Ralph Lauren Corporation, Calvin Klein, Nautica Enterprises, Guess?, Tommy Hilfiger Corp., Gap, Inc. and Abercrombie & Fitch.

We believe that our competitive strengths consist of the detailing of the design, the quality of the denim and the superiority of the finish (the "wash"). Within the contemporary better jean market, where we sell our products, jeans sell from $100 to $300 per pair and designer label jeans can command higher prices. Guru Denim, Inc. believes that our price range of $150 to $200 provides superior value for the quality, style, fit and finish of True Religion Brand Jeans.

Government Regulation and Supervision

Our operations are subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement (NAFTA). We are also subject to regulation by the World Trade Organization. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have an adverse impact on our business, by limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products.

Labeling and advertising of our products is subject to regulation by the Federal Trade Commission. We believe that we are in substantial compliance with these regulations.

Research and Development

Jeffrey Lubell, our President, is responsible for the design and development of our high fashion denim apparel products. We do not currently have a formal research and development effort but we plan to continue to develop new products every season.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Prospective investors should consider carefully the risk factors set out below.

WE ARE A DEVELOPMENT STAGE COMPANY AND WE HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE OUR FORMATION WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are a development stage company that is primarily involved in the production and processing of high fashion denim and related products. As a relatively new company that has only just acquired the assets prerequisite to engaging in this business, we have only just started producing and selling our products and, as a result, we do not have a meaningful historical record of sales and revenues nor an established business track record. We have not earned any significant revenues since our formation.

Unanticipated problems, expenses and delays are frequently encountered in ramping up production and sales and developing new products. Our ability to successfully develop, produce and sell our products and to eventually generate operating revenues will depend on our ability to, among other things:

- successfully develop and operate our production facilities;

- successfully develop, market, distribute and sell our products; and

- obtain the necessary financing to implement our business plan.

Given our limited operating history, lack of sales or other sources of revenue and our history of operating losses, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to be profitable.

THE FACT THAT WE HAVE A HISTORY OF NET LOSSES AND HAVE NOT EARNED ANY REVENUES SINCE INCORPORATION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have never generated any revenues and we incurred a loss of $14,872 for the year ended August 31, 2002 and a loss of $277,836 for the year ended August 31, 2001. Although we anticipate revenues to increase, we also expect development and operating costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until we have completed the development of our production facilities and our marketing, distribution and sales network, and our products gain sufficient market acceptance to generate a commercially viable and sustainable level of sales such that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph in our independent auditor's opinion on the August 31, 2002 financial statements. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

EXPENSES

Now that we have purchased the shares of Guru Denim, Inc., we anticipate significant increases in our expenses, including initial outlays and expenses that will be required for ongoing operational expenses. Our failure to meet our ongoing expenses could have a material adverse effect on our ability to continue to do business.

LIMITED OPERATING HISTORY

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve profitability in the business of designing, producing and distributing high fashion denim jeans. Management believes we can sustain our operations for the next six months from existing working capital and operating revenue over the next year. Because we have no cash flow to pay for Guru Denim, Inc.'s operations for the next year, we plan to raise equity capital as needed on a private placement basis to finance our operating and capital requirements. These factors raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the August 31, 2002 audited financial statements. Our future will depend upon our ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

WE EXPECT TO EXPERIENCE SIGNIFICANT AND RAPID GROWTH. IF WE ARE UNABLE TO HIRE STAFF TO MANAGE OUR OPERATIONS, OUR GROWTH COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES.

As we proceed with the production, marketing and sale of our products, we expect to experience a significant and rapid growth of our business. We will need to add staff to manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective operational and financial systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

WE MUST DEVELOP A MARKETING AND SALES PROGRAM TO GENERATE ANY SIGNIFICANT REVENUES

We will be required to develop a marketing and sales campaign that will effectively showcase our products. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our products. There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting our products.

OUR SUCCESS IS DEPENDENT UPON THE ACCEPTANCE OF OUR COMPANY, OUR PRODUCTS AND OUR BUSINESS

Our success is dependent upon achieving significant market acceptance of our company and our products. We cannot guarantee that retail outlets or consumers will stock or purchase our products. Acceptance of our products will depend on the success of our advertising, promotional and marketing efforts and our ability to provide the products to retail outlets and consumers. To date, we have not spent significant funds on marketing and promotional efforts, although in order to increase awareness of our products, we expect to spend a significant amount on promotion, marketing and advertising in the future. If these expenses fail to develop an awareness of our products, these expenses may never be recovered and we may never be able to generate any significant future revenues. In addition, even if awareness of our products increases, we may not be able to produce enough product to meet retail demand.

THE LOSS OF MR. JEFFREY LUBELL OR ANY OF OUR KEY MANAGEMENT PERSONNEL WOULD HAVE AN ADVERSE IMPACT ON OUR FUTURE DEVELOPMENT AND COULD IMPAIR OUR ABILITY TO SUCCEED.

Our performance is substantially dependent on the expertise of our President, Mr. Jeffrey Lubell, and other key management personnel, and our ability to continue to hire and retain such personnel. Mr. Lubell spends all of his working time working with our company and our wholly owned subsidiaries. It may be difficult to find sufficiently qualified individuals to replace Mr. Lubell or other key management personnel if we were to lose any one or more of them. The loss of Mr. Lubell or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

We do not maintain "key person" life insurance on any of our directors or senior executive officers.

SEASONAL FLUCTUATIONS

The results of our operations may be affected by seasonal demand cycles surrounding the Christmas and New Year's holidays. In addition, our results may be affected by the timing of expenses associated with our planned expansion.

COMPETITION

The garment industry, in general, and the designer denim sector, in particular, is intensely competitive and fragmented.

We will compete against well-established companies with greater product and name recognition and with substantially greater financial, marketing and distribution capabilities ours, as well as against a large number of small specialty producers. There can be no assurance that we can compete successfully in this complex and changing market.

OUR BUSINESS COULD SUFFER IF WE NEED TO REPLACE MANUFACTURERS

We will compete with other companies for the production capacity of our manufacturers. Because many of our competitors have greater financial and other resources than we have, they may have an advantage in the competition for production capacity. If we experience a significant increase in demand, or if we need to replace an existing manufacturer, we may have to expand our third party manufacturing capacity. We cannot be assured that this capacity will be available to us, or that if available it will be available on terms that are acceptable to us. If we cannot produce a sufficient quantity of our products to meet demand or delivery schedules, our customers might reduce demand, reduce the purchase price they are willing to pay for our products or replace our product with the product of a competitor, any of which could have a material adverse effect on our financial condition and operations.

OUR BUSINESS COULD SUFFER FROM THE FINANCIAL INSTABILITY OF OUR CUSTOMERS

We sell our product primarily to retail and distribution companies around the world on open account with 30 to 45-day terms. We try to obtain a letter of credit where possible, and plan to implement a credit card merchant account in the near future. Financial difficulties with a customer could result in serious losses for our company.

GOVERNMENT REGULATION AND SUPERVISION

Any negative changes to international trade agreements and regulations such as NAFTA and the World Trade Organization where there is a rise in trade quotas, duties, taxes and similar impositions as well as limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products could have an adverse effect on our business.

Should there be any changes in regulation by the Federal Trade Commission with respect to labelling and advertising of our products, such changes could have an adverse effect on our business.

OUR CONTINUED OPERATIONS DEPEND ON THE NOVELTY OF OUR PRODUCTS AND DESIGN.

The novelty and the design of our True Religion Brand Jeans are important to our success and competitive position, and the loss or inability to offer and develop such unique products to our customers could harm our business. We cannot be certain that the fashion trend with respect to high fashion denim jeans will continue and should the trend steer away from high fashion denim jeans, our business could be adversely affected. In addition, there are no assurances that our future designs will be successful, and in that regard, any unsuccessful designs could adversely affect our business.

IF OUR COMPETITORS MISAPPROPRIATE OUR UNPATENTED PROPRIETARY KNOW-HOW AND TRADE SECRETS, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The loss or inability to enforce our trademark "True Religion Brand Jeans" and the trademarked "Buddah" logo and other proprietary know-how and trade secrets could adversely affect our business. We depend heavily on trade secrets and the design expertise of Jeffrey and Kymberly Lubell. If any of our competitors copies or otherwise gains access to our trade secrets or develops similar products independently, we would not be able to compete as effectively. The measures we take to protect our trade secrets and design expertise may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse effect on our business.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive office and principal officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 28, 2003, Andrew Stewart, Andrew King, Michael Lathigee and Patrick Forseille, our directors and officers, each returned 1,146,000 shares of our common stock to treasury. The return to treasury resulted in a reduction of our total issued and outstanding share capital from 5,610,900 shares of common stock to 1,026,900 shares of common stock. After the return to treasury, Andrew Stewart, Andrew King, Michael Lathigee and Patrick Forseille, our directors and officers, each held 104,000 shares of our common stock.

On May 14, 2003, our Board of Directors approved a twelve (12) for one (1) forward stock split (the "Forward Stock Split") of our authorized, issued and outstanding common stock. The Forward Stock Split was effected with the Nevada Secretary of State on May 15, 2003. As a result, our authorized capital increased from 100,000,000 to 1,200,000,000 shares of common stock with a par value of $0.00001. We issued twelve (12) shares of common stock in exchange for every one (1) share of common stock issued and outstanding. This increased our issued and outstanding share capital from 1,026,900 shares of common stock to 12,322,800 shares of common stock. The Forward Stock Split took effect with the OTC Bulletin Board at the opening for trading on Friday, May 30, 2003 under the new stock symbol GUSN. Our new CUSIP number is 40330 T 20 2.

Pursuant to the terms of the Share Purchase Agreement, on June 24, 2003 we closed a private placement under the exemption from the registration requirements of Section 5 of the Securities Act of 1933 provided by Regulation S, under which we sold 1,200,000 of our common shares at a subscription price of $0.75 per share to EH&P Investments AG for total proceeds of $900,000. The amount constituted the First Private Placement (as defined in the Share Purchase Agreement), from which we made two pre-closing loans, each in the amount of $100,000, to Guru Denim, Inc. and each of which was treated as a deduction from the amount of the First Private Placement that was required, by the terms of the Share Purchase Agreement, to be on hand at closing.

On June 24, 2003 we accepted for cancellation a total of 416,000 (pre-split; 4,992,000 post-split) of our common shares from Messrs. Andrew Stewart, Andrew King, Michael Lathigee and Patrick Forseille. These shares were returned for total consideration of $100,000, which was paid by EH & P Investments AG.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 27, 2003, Our Board of Directors accepted Michael Lathigee's resignation as a Director and our Vice President of Development. On May 27, 2003, our Board of Directors also accepted Patrick Forseille's resignation as a Director and our Chief Technical Officer. Both Messrs. Lathigee and Forseille resigned to pursue other career opportunities and neither of Messrs. Lathigee and Forseille resigned because of a disagreement with us on any matter relating to our operations, policies or practices. We did not receive any letter from Messrs. Lathigee and Forseille describing any disagreement or requesting disclosure of any matter in relation to their resignations.

Subsequent to the acceptance of the resignations of Messrs. Lathigee and Forseille, our Board of Directors reduced the number of Directors from four (4) to two (2).

On June 24, 2003 we increased the number of our directors from two (2) to three (3) and Jeffrey Lubell was appointed to serve as the third member of the Board of Directors and as President of the Company, replacing Andrew Stewart who resigned from the office of President.

On June 24, 2003 we authorized our solicitors to file a Schedule 14f-1 with the Securities and Exchange Commission (the "SEC"), to be mailed to each of our shareholders, reflecting the resignations of Andrew Stewart and Andrew King from the Board of Directors of, and their offices with, our company and the appointment, in their place and stead, of Kymberly Lubell and Mark Saltzman, which resignations and appointments took effect on July 4, 2003, ten days after the filing thereof with the SEC.

Pursuant to the terms of the Share Purchase Agreement, on June 24, 2003, we entered into an Employment Agreement with Jeffrey Lubell (the "Employment Agreement"), pursuant to which Mr. Lubell will act as our President. We paid Jeffrey Lubell a signing bonus, as required by the terms of the Share Purchase Agreement, in the amount of $250,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

On April 14, 2003 we filed a Form 8-K Current Report which reported on our change of principal independent accountant from Davidson & Company to Malone & Bailey, PLLC.

On April 22, 2003 we filed an amended Form 8-K Current Report which reported on our change of principal independent accountant from Davidson & Company to Malone & Bailey, PLLC.

On April 30, 2003 we filed a Form 8-K Current Report which reported a return of 1,146,000 shares of our common stock to the treasury.

On May 27, 2003 we filed a Form 8-K Current Report which reported the resignations of Messrs. Lathigee and Forseille from our Board of Directors and the reduction in the number of our Directors from four (4) to two (2).

On June 2, 2003 we filed a Form 8-K Current Report which reported a twelve (12) for one (1) forward stock split of our common stock.

On June 3, 2003 we filed an amended Form 8-K/A Current Report which reported a twelve (12) for one (1) forward stock split of our common stock.

On July 9, 2003 we filed a Form 8-K Current Report which reported our acquisition of Guru Denim, Inc.

On July 10, 2003 we filed an amended Form 8-K/A Current Report which reported our acquisition of Guru Denim, Inc.

Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

SEC Ref. No. Title of Document

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed November 5, 2001)

3.2 Bylaws as Amended (incorporated by reference from our Form SB-2 Registration Statement, filed November 5, 2001)

(10) Material Contracts

10.1 Letter Agreement between Guru Denim, Inc. and Jameric, Inc. dated May 20, 2003 for exclusive distribution rights in Japan (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003)

10.2 Letter Agreement between Guru Denim, Inc. and Melwani Agency dated May 15, 2003 for exclusive distribution rights in the United Kingdom, Ireland and Scotland (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003)

10.3 Employment Agreement between Gusana Explorations Inc. and Jeffrey Lubell dated June 20, 2003 (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003)

10.4 Lease dated June 5, 2003 between Guru Denim, Inc. and Bob Hawk and Janet Hawk for premises located at 201 East Arena Street, El Segundo, California (incorporated by reference from our Form 8-K/A Current Report, filed July 10, 2003)

10.5 Share Purchase Agreement dated June 23, 2003, between Gusana Explorations Inc., Jeffrey Lubell and Guru Denim, Inc. (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003)

99 Section 906 Certification

(21) Subsidiaries

21.1 Gusana Explorations (British Columbia) Inc.

Guru Denim, Inc.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUSANA EXPLORATIONS INC.

Dated: July 21, 2003

/s/ Jeffrey Lubell
Jeffrey Lubell, President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey Lubell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Gusana Explorations Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 21, 2003

/s/ Jeffrey Lubell
Jeffrey Lubell, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)