Form 10QSB
period 2003-09-30
TRUE RELIGION APPAREL INC
filed 2003-11-19
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended September 30, 2003

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission File Number: 333-72802

TRUE RELIGION APPAREL INC.
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

Check whether the issuer:

1. filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

2. has been subject to such filing requirements for the past 90 days. Yes  [ X ]    No  [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2003 there were 18,825,133 common shares outstanding.

TRUE RELIGION APPAREL, INC.

INDEX

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-QSB includes forward-looking statements. All statements, other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of true Religion Apparel, Inc. The Company's actual results may differ significantly from management's expectations.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRUE RELIGION APPAREL, INC.

FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	September 30, 2003 (Unaudited)	December 31, 2002

ASSETS

Current Assets:
Cash	$ 170,429	$ -
Accounts Receivable, net of Allowance of $20,831	453,485	9,225
Inventory	244,855	155,936
Due From officer	10,591	31,612

Total current assets	879,360	196,539

Equipment, net	8,849	2,470

Other Assets	25,714	1,400

TOTAL ASSETS	$ 913,923	$ 200,643

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30, 2003 (Unaudited)	December 31, 2002

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$ 178,299	$ 219,500
Advance-Related Party	9,365	-

Total current liabilities	187,664	219,500

Commitments and Contingencies (Note 4)	-	-

Shareholders' Deficit:
Common Stock, $.001 par value, 1,200,000,000 shares authorized, 18,825,133 and 14,571,200 issued and outstanding, respectively	18,835	5,000
Additional Paid in Capital	898,185

Accumulated deficit	(171,926)	(23,857)

Total Shareholders' Equity	726,259	(18,857)

TOTAL LIABILITIES AND EQUITY	$ 913,923	$ 200,643

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC AND SUBSIDIARY.
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2003 and 2002

(unaudited)

	Three Months Ended September 30 *		Nine Months Ended September 30 *
	2003	2002	2003	2002

Sales	$ 710,143	$ -	$ 1, 017,057	$ -
Cost of Sales	342,755		496,085	-

Gross Profit	367,388		520,972

Costs and Expenses:
Selling and Shipping	95,462		204,655
General and Administrative	268,176		483,221

Profit/(Loss) before Provision for Income Taxes	3,750	-	(166,904)	-

Income Tax Provision	-		-

Net profit/(loss)	$ 3,750	$ -	$(166,904)	$ -

Weighted average profit/(loss) per share - Basic and diluted	$ 0.00	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding - Basic and diluted	17,498,000		16,698,000

* The company was not in operation at September 30, 2002.

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine months ended September 30, 2003 (Unaudited)	Nine months Ended September 30, 2002 * (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (166,904)	$ -
Adjustments to reconcile net loss to net cash used in operating activities depreciation and amortization	940

Changes in assets and liabilities:
(Increase) Decrease in assets
Receivables	(444,260)
Inventory	(88,919)	-
Other assets	(24,314)	-

Increase (Decrease) in liabilities
Accounts payable and accrued expenses	(41,609)	-
Advance from related party	9,365

Net cash provided by (used in) operating activities	(765,066)	-

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Advance from Parent	622,793
Due from officer	21,021	-
Purchase of equipment	(7,319)	-

Net cash provided by (used in) investing activities	636,495	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES- Proceeds from Private Placements	299,000	-

Net increase in cash	170,429	-
Cash, beginning of period	$ -	$ -

Cash, end of period	$ 170,429	$ -

Supplemental disclosure of cash flow information:
No amounts were paid for interest or taxes for the nine months ended September 30, 2003 or 2002. (unaudited).

* The company was not in operation at September 30, 2002.

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2003 (unaudited)

 NOTE 1 - BASIS OF PRESENTATION

The balance sheet of the Company as of September 30, 2003, the related statements of operations for the three and nine months ended September 30, 2003 and 2002 and the statements of cash flows for the nine months ended September 30, 2003 and 2002 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the True Religion Apparel, Inc.'s August 31, 2002 Form 10-KSB.

On June 23. 2003 (effective July 1, 2003 for accounting purposes), Guru Denim, Inc. "Guru" merged with True Religion Apparel, Inc. (formerly Gusana Exploration, Inc.) ("True Religion"), a non-operating publicly held company, in an exchange of common stock, accounted for as a reverse merger. Under the terms of the merger, each issued and outstanding share of Guru Denim's common stock was converted into 18,214 shares of True Religion's common. In accounting for this transaction:

  Guru Denim, Inc. is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, due to merger, its net assets will be included in the balance sheet at their historical book values and the results of operations of the Company will be presented for the comparative prior periods.

  Control of the net assets and operations of True Religion was acquired effective July 1, 2003. The Company will account for this transaction as a purchase of the assets and liabilities of True Religion. The historical cost of the net assets assumed was $0.

Guru Denim, Inc., a California corporation was formed November 7, 2002 for the design, manufacture, marketing, distribution and sale of high-fashion denim jeans. The Company considers its activities to be one business segment.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2003 (unaudited) (continued)

NOTE 2 - PROPERTY AND EQUIPMENT

A summary is as follows:
	September 30, 2003	December 31, 2002
	(unaudited)

Computers and other equipment	$ 9,919	$ 2,600

	9,919	2,600

Less: Accumulated depreciation	1,070	130

	$ 8,849	$ 2,470

NOTE 3 - COMMON STOCK

In May 2003, the True Religion Apparel, Inc. changed its authorized common shares from 30,000,000 to 1,200,000,000. Certain former officers surrendered 4,584,000 (pre split shares) shares. The Company then affected a twelve (12) for one (1) forward stock split to bring the shares outstanding to 12,322,800 after the split and surrender of shares occurred. All share amounts have been restated to reflect the retroactive effect of the forward stock split.

The First Private Placement of $900,000 was completed through the sale of 1,200,000 common shares at a price of $0.75 per share and the $900,000 was distributed per the Share Purchase Agreement. The Second Private Placement of $300,000 was completed July 31, 2003 through the sale of 400,000 common shares at a price of $0.75 per share and the $300,000 was advanced to Guru Denim, Inc. for operating capital.

NOTE 4- COMMITMENTS (Unaudited)

Guru Denim, Inc. leases approximately 6,000 square feet of combined office and warehouse space in leased premises located at 201 East Arena Street, El Segundo, California, at a monthly rental rate of $4,465. The lease commenced July 1, 2003 and expires June 30, 2006. Guru Denim, Inc. conducts all of its executive and administrative functions in, and ships True Religion Brand Jeans to its customers from, this facility.

Year ending December 31,

2003	$ 13,462
2004	$ 53,580
2005	$ 53,580
2006	$ 26,790

$ 147,412

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing.

Financial Condition, Liquidity and Capital Resources

Since inception on April 25, 2001, the company had been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through issuance of common stock and from shareholder loans.

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

On June 24, 2003 we entered into a share purchase agreement (the "Share Purchase Agreement") to acquire all of the issued and outstanding shares of Guru Denim Inc. Guru Denim Inc. makes and distributes high fashion jeans under the trademark name "True Religion Brand Jeans" and has customers in the United States, the United Kingdom, Italy, Canada and Japan. Under the Share Purchase Agreement, we acquired all of the shares of Guru Denim Inc. from Jeffrey Lubell, a California resident. Mr. Lubell became our controlling shareholder, with approximately 62% of our shares, although we have agreed to reduce this to 52% if we successfully raised an additional $300,000 before August 23, 2003. Mr. Lubell, who became our President and Chief Executive Officer upon closing, has 25 years of experience in the clothing and textile industries. He has designed, marketed and distributed specialized denim and high fashion jeans in Los Angeles since 1978. Mr. Lubell executed a management agreement with us on closing providing him with a percentage of our net sales in addition to salary, options and other compensation.

 The First Private Placement of $900,000 was completed through the sale of 1,200,000 common shares at a price of $0.75 per share and the $900,000 was distributed per the Share Purchase Agreement as follows: $300,000 to Indigo Group U.S.A., Inc., $250,000 to Jeffrey Lubell (signing bonus), $308,125.67 loan to Guru Denim, Inc. for operating capital and $41,848.33 for legal cost for Guru Denim, Inc. and Gusana Explorations Inc. The Second Private Placement of $300,000 was completed through the sale of 400,000 common shares at a price of $0.75 per share and the $300,000 was advanced to Guru Denim, Inc. for operating capital.

Results of Operations

The Nine Months ended September 30, 2003 vs. September 30, 2002

The company recorded sales of $1,017,057 and $ 0 for the nine months ending September 30, 2003 and 2002. Sales in 2003 are related to sales of True Religion Brand Jeans. Gross profit for the nine months ending September 30, 2003 was $520,972, or 51%. Selling and shipping expenses totaled $204,655 and include purchases of sample fabric, freight, advertising, commissions, travel and trade show expense. General and administrative expenses for the nine months ended September, 2003 totalled $503,247. The principal components are professional fees related to the merger ($139,000) and salaries ($125,000). In addition, the company paid Jeffrey Lubell a one-time signing bonus equal to $250,000. The net loss for the nine months ending September 30, 2003 was $446,930. The company operated as a mining company in 2002 and comparisons are not valid.

The Three Months ended September 30, 2003 vs. September 30, 2002

The company recorded sales of $710,143 and $0 for the three months ending September 30, 2003 and 2002. Sales in 2003 are related to sales of True Religion Brand Jeans. Gross profit for the three months ending September 30, 2003 was $367,388, or 52%. Selling and shipping expenses totaled $95,462 and include purchases of sample fabric, freight, advertising, commissions, travel and trade show expense. General and administrative expenses for the three months ended September, 2003 totaled $268,176. The principal components are professional fees related to the merger ($37,000) and salaries ($68,000). The net profit for the three months ending September 30, 2003 was $3,750. The company operated as a mining company in 2002 and comparisons are not valid.

Critical Accounting Policies

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons' inventory. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory of the Company's individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

Revenue from product sales is recognized as title passes to the customer upon shipment. The Company accrues for estimated sales returns and other allowances in the period in which the related revenue is recognized.

Business Plan of Guru Denim, Inc.

Our principal business activity is the design, development and worldwide marketing, distribution and sale of high fashion jeans and other apparel. We conduct this business activity through our wholly-owned subsidiary Guru Denim, Inc., a California corporation with its offices located at 201 East Arena Street, El Segundo, California 90245. Guru Denim, Inc. currently manufactures, markets, distributes and sells "True Religion Brand Jeans" in the United States, Canada, the United Kingdom, Europe and Japan.

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

Guru Denim, Inc. distributes its True Religion Brand Jeans outside of the United States pursuant to both distribution agreements and agreements with various independent sales agents. Guru Denim, Inc. has entered into exclusive distribution agreements for the territories of Japan, Italy (including Germany and Spain) and Australia. Guru Denim, Inc. sells True Religion Brand Jeans at a discount to its distributors who warehouse the product, and ship to and collect from the customers in their territory.

Guru Denim, Inc. has independent sales representatives in the United States, England and Canada. Agents show the jeans collection to their retail store customers and forward orders to Guru Denim, Inc. Guru Denim, Inc. ships directly to the retailer and pays a sales commission ranging from 10% to 12% to the agents after Guru Denim, Inc. has been paid by the retailer.

Guru Denim, Inc. currently has nine employees. Jeffrey Lubell, our Company's President, spearheads product development, marketing and sales. Charles A. Lesser is Chief Operating Officer of Guru Denim, Inc. responsible for manufacturing operations and finance as well as being Chief Financial Officer of True Religion Apparel, Inc. Guru Denim, Inc. employs a production supervisor to monitor its contract manufacturers, a customer service supervisor for sales order entry and shipping, a sales and marketing assistant and an accountant to maintain its books and records. In addition, Guru Denim, Inc. employees a patternmaker and two employees to sew and produce its samples for sale. Guru Denim, Inc.'s business strategy is to employ contract manufacturers and independent sales agents in order to keep fixed overhead at a minimum.

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

Guru Denim's Products

Our principal products are the high fashion jeans that we design, manufacture, market, distribute and sell through our wholly-owned subsidiary Guru Denim, Inc. under the True Religion Brand Jeans trademarks. These jeans are sold in the United States and abroad to upscale retailers and boutiques. True Religion Brand Jeans can be found at Bloomingdales, Nordstrom, Bergdorf Goodman, Urban Outfitters, as well as approximately 180 fashion boutique clothing stores throughout the United States.

True Religion Brand Jeans are made of unique, high quality fabrics that are gently and naturally aged, hand finished and boldly stitched in seven different thread colors. The collection, which includes four styles for women and five styles for men, sell at retail for approximately $150 to $200 per pair in the United States. They are marketed to fashion conscious consumers through a marketing campaign that stresses fit, style and uniqueness. Guru Denim, Inc. prides itself on being "Made in the USA". Guru Denim, Inc. believes its competitive advantage lies in the detailing of the design, the quality of the denim and the superiority of the finish (the "wash").

Guru Denim's Customers

Our True Religion Brand Jeans are sold in the United States to fashion conscious, affluent customers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest low-rise styles of jeans.

Our True Religion Brand Jeans are sold in Japan through our distributor Jameric, Inc., pursuant to a letter agreement between Guru Denim, Inc. and Jameric, Inc. dated May 20, 2003. This letter agreement grants to Jameric, Inc. an exclusive right to act as the exclusive distributor for our True Religion Brand Jeans in Japan for a two-year term beginning May 20, 2003 and ending May 20, 2005. To date, Jameric Inc. places orders at a discount to our wholesale price and distributes to the individual retailers in Japan. Jameric Inc. provides a deposit upon purchase order and the balance upon shipment. In some cases, guru Denim, Inc. receives a Letter of Credit directly from the Japanese retailer. Guru Denim, Inc. has similar distribution agreements with Savona 7 distribution of Milan, Italy for the territory of Italy, Germany and Spain, and with Krite's for the territory of Australia.

Our True Religion Brand Jeans are sold in the United Kingdom, Ireland and Scotland through our sales representative Melwani Agency, pursuant to a letter agreement between Guru Denim, Inc. and Melwani Agency dated May 15, 2003. This letter agreement grants to Melwani Agency an exclusive right to act as the exclusive distributor for our True Religion Brand Jeans in the United Kingdom, Ireland and Scotland for a two-year term beginning May 15, 2003 and ending May 15, 2005. Melwani Agency shows the jeans collection to individual retailers and sends purchase orders to Guru Denim, Inc. The jeans are shipped directly to the individual retailer and commission is paid to Melwani Agency after Guru Denim, Inc. has been paid.

Guru Denim, Inc. has a similar arrangement with Margulius agency for the territory of Canada.

Employees

As of September 30, 2003, Guru Denim, Inc. currently has nine employees. Jeffrey Lubell, our Company's President, spearheads product development, marketing and sales. Charles A. Lesser is Chief Operating Officer of Guru Denim, Inc. responsible for manufacturing operations and finance as well as being Chief Financial Officer of True Religion Apparel, Inc. Guru Denim, Inc. employs a production supervisor to monitor its contract manufacturers, a customer service supervisor for sales order entry and shipping, a sales and marketing assistant and an accountant to maintain its books and records. In addition, Guru Denim, Inc. employees a patternmaker and two employees to sew and produce its samples for sale. Guru Denim, Inc.'s business strategy is to employ contract manufacturers and independent sales agents in order to keep fixed overhead at a minimum.

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

Sales & Marketing Strategy

Guru Denim, Inc. plans to market a high-end, contemporary, designer women's and men's jeans brand. Guru Denim, Inc. plans to distribute its jeans to better boutiques, specialty retailers and department stores throughout the United States, Canada, Great Britain, Western Europe, Japan and Australia. Guru Denim, Inc. will sell primarily through independent sales representatives in the United States, Canada and England and distributors in Europe, Japan and Australia. and will support its sales efforts through attendance at the major industry exhibitions and through advertising in trade and fashion journals.

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

Manufacturing

We outsource all of our manufacturing to third party contract manufactures in Los Angeles on an order-by-order basis. We purchase a "full package" meaning the contractor purchases the fabric and sews and finishes our products to our design and other specifications. This has enabled us to manufacture our jeans without requiring a large amount of working capital. We inspect the fabrics and the finished goods prior to shipping them as part of our quality control program. We plan to continue to outsource most, if not all, of our production.

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

On May 14, 2003, our Board of Directors approved a twelve (12) for one (1) forward stock split (the "Forward Stock Split") of our authorized, issued and outstanding common stock. The Forward Stock Split was effected with the Nevada Secretary of State on May 15, 2003. As a result, our common shares increased from 30,000,000 to 1,200,000,000 shares of common stock with a par value of $0.00001. We issued twelve (12) shares of common stock in exchange for every one (1) share of common stock issued and outstanding. This increased our issued and outstanding share capital from 1,026,900 shares of common stock to 12,322,800 shares of common stock. The Forward Stock Split took effect with the OTC Bulletin Board at the opening for trading on Friday, May 30, 2003 under the new stock symbol GUSN. Our new CUSIP number is 40330 T 20 2.

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

In the Share Purchase Agreement of June 24, 2003, for ease of reference, we referred to the first $900,000 of this money as the "First Private Placement" and to the $300,000 balance as the "Second Private Placement". If we successfully raised the full $300,000 amount of the Second Private Placement, Mr. Lubell was surrender for cancellation 4,676,972 of the 14,571,305 shares that we issued to him at the closing, retaining 9,894,333 shares constituting approximately 52% of our company's issued and outstanding common shares at that time. The Second Private Placement of 400,000 shares of common stock was completed on July 31, 2003, $300,000 was received and Mr. Lubell cancelled 4,676,972 of his common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 28, 2003 the Company filed form Definitive 14C Information Statement to shareholders for the purpose of informing shareholders of the change of name of the company from "Gusana Explorations, Inc." to "True Religion Apparel, Inc." to more accurately reflect the current business. The Board of Directors unanimously approved the name change on July 15, 2003 and received the consent of a majority of the outstanding shares of Common Stock. The name change became effective on August 18, 2003.

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

On July 9, 2003 we filed a Form 8-K Current Report which reported our acquisition of Guru Denim, Inc.

On July 10, 2003 we filed an amended Form 8-K/A Current Report which reported our acquisition of Guru Denim, Inc.

On August 28, 2003 we filed a Form 8-K Current Report which reported our change of name from Gusana Explorations, Inc. to True Religion Apparel, Inc.

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

GUSANA EXPLORATIONS INC.

Dated: November 14, 2003

/s/ Jeffrey Lubell

Jeffrey Lubell, President and Chief Executive Officer

/s/ Charles A. Lesser

Charles A. Lesser, Chief Financial Officer