Form 10QSB/A
period 2003-09-30
TRUE RELIGION APPAREL INC
filed 2004-02-13
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

201 East Arena Street, El Segundo, CA 90245
(Address of Principal Executive Offices)

(310) 615-1978
Issuer's telephone number, including area code

Gusana Explorations Inc., #244 - 2906 West Broadway Street, Vancouver, BC, Canada V6K 1G8
(Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2003 there were 18,825,133 common shares outstanding.

TRUE RELIGION APPAREL, INC.
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)

INDEX

PART 1 - FINANCIAL INFORMATION	Page
Item 1 - Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) & December 31, 2002 (audited)	4
Condensed Consolidated Statements of Operations for the Three Months Ended September, 2003 and 2002 (unaudited), the Nine Months Ended September 30, 2003 and 2002	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (unaudited)	7
Notes to Financial Statements (unaudited)	8
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations	11
Item 3 - Controls and Procedures	15
PART II - OTHER INFORMATION	16
Item 1 - Legal Proceedings	16
Item 2 - Change in Securities and Use of Proceeds	16
Item 3 - Defaults Upon Senior Securities	16
Item 4 - Submission of Matters of a Vote of Security Holders	17
Item 5 - Other Information	17
Item 6 - Exhibits and Other Reports on Form 8-K	17

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-QSB includes forward-looking statements. All statements, other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of true Religion Apparel, Inc. Our company's actual results may differ significantly from management's expectations.

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

The following financial information and discussion and analysis should be read in conjunction with our company's Annual Report on Form 10-KSB for the most recent year ended August 31, 2002 as well as our company's Form 8-K filed July 9, 2003. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Independent Accountant's Report

Board of Directors

True Religion Apparel, Inc. and Subsidiary

El Segundo, California

We have reviewed the condensed consolidated balance sheet of True Religion Apparel, Inc. and subsidiary as of September 30, 2003, and the related condensed consolidated statements of operations and cash flows for the nine and three month periods ended September 30, 2003. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Santa Monica, California
November 18, 2003

TRUE RELIGION APPAREL, INC.
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)

FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONDENSEDCONSOLIDATED BALANCE SHEETS
	September 30, 2003 (Unaudited)	December 31, 2002

ASSETS

Current Assets:
Cash	$ 170,429	$ -
Accounts receivable, net of allowance of $20,831	453,485	9,225
Inventory	244,855	155,936
Due from officer	10,591	31,612

Total current assets	879,360	196,773

Equipment, net	8,849	2,470

Other Assets	25,714	1,400

TOTAL ASSETS	$ 913,923	$ 200,643

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30, 2003 (Unaudited)	December 31, 2002

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$ 178,299	$ 219,500
Advance-related party	9,365	-

Total current liabilities	187,664	219,500

Commitments and Contingencies (Note 4)	-	-

Shareholders' Deficit:
Common Stock, $.001 par value, 1,200,000,000 shares authorized, 18,825,133 and 14,571,200 issued and outstanding, respectively	18,835	5,000
Additional paid in capital	898,185
Accumulated deficit	(190,761)	(23,857)

Total Shareholders' Equity	726,259	(18,857)

TOTAL LIABILITIES AND EQUITY	$ 913,923	$ 200,643

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2003 and 2002
(unaudited)

	Three Months Ended September 30 *		Nine Months Ended September 30 *
	2003	2002	2003	2002

Sales	$ 710,143	$ -	$ 1, 017,057	$ -
Cost of Sales	342,755		496,085	-

Gross Profit	367,388		520,972

Costs and Expenses:
Selling and shipping	95,462		204,655
General and administrative	268,176		483,221

Income (Loss) before Provision for Income Taxes	3,750	-	(166,904)	-

Income Tax Provision	-		-

Net income (loss)	$ 3,750	$ -	$(166,904)	$ -

Weighted average income (loss) per share - Basic and diluted	$ 0.00		$(0.01)
Weighted average common shares outstanding - Basic and diluted	17,498,000		16,698,000

* The company was not in operation at September 30, 2002.

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine months ended September 30, 2003 (Unaudited)	Nine months Ended September 30, 2002 * (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (166,904)	$ -
Adjustments to reconcile net loss to net cash used in operating activities Depreciation and amortization	940

Changes in assets and liabilities:
(Increase) Decrease in assets
Receivables	(444,260)
Inventory	(88,919)	-
Other assets	(24,314)	-

Increase (Decrease) in liabilities
Accounts payable and accrued expenses	(41,609)	-


Net cash provided by (used in) operating activities	(765,066)	-

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Acquisition of True Religion, Inc., net of cash received	622,793
Due from officer	21,021	-
Purchase of equipment	(7,319)	-

Net cash provided by (used in) investing activities	636,495	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES- Proceeds from Private Placements	300,000	-
Repurchase of common shares	(1,000)

Net cash provided by (used in) financing activities	299,000

Net increase in cash	170,429	-
Cash, beginning of period	$ -	$ -

Cash, end of period	$ 170,429	$ -

Supplemental disclosure of cash flow information:
No amounts were paid for interest or taxes for the nine months ended September 30, 2003 or 2002. (unaudited).

* The company was not in operation at September 30, 2002.

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2003 (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The balance sheet of the Company as of September 30, 2003, the related statements of operations for the three and nine months ended September 30, 2003 and 2002 and the statements of cash flows for the nine months ended September 30, 2003 and 2002 included in the financial statements have been prepared by the Company without audit. The Company was incorporated on November 7, 2002 and accordingly the comparable period of the preceeding year is not presented. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the True Religion Apparel, Inc.'s Form 8-K/A filed November 20,2003.

On June 23. 2003 (effective July 1, 2003 for accounting purposes), Guru Denim, Inc., a California corporation, was acquired by True Religion Apparel, Inc. (formerly Gusana Explorations Inc.) ("True Religion"), a publicly held company that was previously engaged in mineral exploration, in an exchange of common stock which was accounted for as a reverse merger ("Share Purchase Agreement"). Under the terms of this share exchange, True Religion Apparel acquired all of the issued and outstanding shares of Guru Denim's common stock in exchange for 14,571,305 shares of True Religion Apparel's common stock issued to Jeffrey Lubell and the payment of $200,000 in cash to Indigo Group USA Inc. In accounting for this transaction:

  Guru Denim, Inc. is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, in accordance with reverse merger accounting, its net assets will be included in the balance sheet at their historical book values and the historical results of operations of the Company will be those of Guru Denim, Inc.

  Control of the net assets and operations of True Religion was acquired effective July 1, 2003. The Company will account for this transaction as a purchase of the assets and liabilities of True Religion. The historical cost of the net assets assumed was $0.

True Religion, a Nevada corporation, was formed April 25, 2001. Through a wholly owned subsidiary corporation formed in British Columbia, Canada, known as Gusana Explorations (British Columbia) Inc., True Religion acquired and explored certain mineral claims located in British Columbia, Canada. During its third quarter ending May 31, 2003, True Religion decided that it could not raise sufficient capital for the purpose of successfully implementing its business plan to identify, explore and exploit its mineral resource properties and the company subsequently decided to allow these mineral claims to lapse in favor of other business opportunities.

Guru Denim, Inc., a California corporation was formed November 7, 2002 for the design, manufacture, marketing, distribution and sale of high-fashion denim jeans. The Company considers its activities to be one business segment.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2003 (unaudited) (continued)

NOTE 2 - PROPERTY AND EQUIPMENT

A summary is as follows:
	September 30, 2003	December 31, 2002
	(unaudited)

Computers and other equipment	$ 9,919	$ 2,600

	9,919	2,600

Less: Accumulated depreciation	1,070	130

	$ 8,849	$ 2,470

NOTE 3 - COMMON STOCK

In May 2003, the True Religion Apparel, Inc. changed its authorized common shares from 30,000,000 to 1,200,000,000. Prior to the reverse merger, certain former officers surrendered 4,584,000 (pre split shares) shares. The Company then effected a twelve (12) for one (1) forward stock split to bring the shares outstanding to 12,322,800 after the split and surrender of shares occurred. All share amounts have been restated to reflect the retroactive effect of the forward stock split.

Prior to the completion of the transactions contemplated in the Share Purchase Agreement, True Religion Apparel, Inc. completed its First Private Placement of $900,000 and issued 1,200,000 common shares at a price of $0.75 per share and the $900,000 was distributed per the Share Purchase Agreement. The Second Private Placement of $300,000 was completed July 31, 2003 through the sale of 400,000 common shares at a price of $0.75 per share and the $300,000 was advanced to Guru Denim, Inc. for operating capital.

NOTE 4- COMMITMENTS

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

$ 147,412

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2003 (unaudited) (continued)

NOTE 5 - SUBSEQUENT EVENT

The board of directors of the Company, having determined that it was not in the Company's best interest to pursue exploration of the mineral claims owned by its subsidiary, Gusana Explorations (British Columbia) Inc. and, the Company having no interest in mineral exploration and wanting to limit liability, decided to sell Gusana Explorations (British Columbia) Inc. to Michael Lathigee, an ex-director, for nominal consideration of $1.00, giving no representations or warranties. The share transfer agreement was signed on January 12, 2004 and the purchase price of $1.00 was paid by Mr. Lathigee on January 14, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We had insufficient capital to fully explore and develop our mineral properties and we were unable to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and exploit our resources. As a result, we were unsuccessful in fully implementing our business plan in regards to the exploration and development of our mineral properties. Our Board of Directors subsequently conducted an in-depth analysis of our business plan and related future prospects for mineral exploration companies. To better protect stockholder interests and provide future appreciation, it was decided to concurrently pursue initiatives in the clothing industry as an extension to our existing business. Accordingly, we commenced the researching of potential acquisitions or other suitable business partners that might assist it in realizing our overall business objectives. Our Board of Directors felt that this was in our best interests given the fact that it was becoming less likely that our mineral properties could be successfully explored and developed. Since that time, our Board of Directors has resolved to permit these mining claims to lapse.

On June 24, 2003 we entered into a share purchase agreement (the "Share Purchase Agreement") to acquire all of the issued and outstanding shares of Guru Denim Inc. Guru Denim Inc. makes and distributes high fashion jeans under the trademark name "True Religion Brand Jeans" and has customers in the United States, the United Kingdom, Italy, Canada and Japan. Under the Share Purchase Agreement, we acquired all of the shares of Guru Denim Inc. from Jeffrey Lubell, a California resident. Mr. Lubell became our controlling shareholder, with approximately 62% of our shares. We agreed to reduce this to 52% when we raised the additional $300,000 before August 23, 2003; therefore we treated the accounting for the transaction as a reverse merger. Mr. Lubell, who became our President and Chief Executive Officer upon closing, has 25 years of experience in the clothing and textile industries. He has designed, marketed and distributed specialized denim and high fashion jeans in Los Angeles since 1978. Mr. Lubell executed a management agreement with us on closing providing him with a percentage of our net sales in addition to salary, options and other compensation.

The First Private Placement of $900,000 was completed prior to the Share Purchase Agreement through the sale of 1,200,000 common shares at a price of $0.75 per share and the $900,000 was distributed per the Share Purchase Agreement as follows: $300,000 to Indigo Group U.S.A., Inc., $250,000 to Jeffrey Lubell (signing bonus), $308,125 loan to Guru Denim, Inc. for operating capital and $41,848 for legal costs for Guru Denim, Inc. and Gusana Explorations Inc. The Second Private Placement of $300,000 was completed through the sale of 400,000 common shares at a price of $0.75 per share and the $300,000 was advanced to Guru Denim, Inc. for operating capital.

Results of Operations

The Nine Months ended September 30, 2003 vs. September 30, 2002

The company recorded sales of $1,017,057 and $ 0 for the nine months ending September 30, 2003 and 2002. Sales in 2003 are related to sales of True Religion Brand Jeans. Gross profit for the nine months ending September 30, 2003 was $520,972, or 51%. Selling and shipping expenses totaled $204,655 and include purchases of sample fabric, freight, advertising, commissions, travel and trade show expense. General and administrative expenses for the nine months ended September, 2003 totalled $483,221. The principal components are professional fees related to the merger ($139,000) and salaries ($125,000). The net loss for the nine months ending September 30, 2003 was $166,904. The company operated as a mining company in 2002 and comparisons are not valid.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 28, 2003 the Company filed form Definitive 14C Information Statement to shareholders for the purpose of informing shareholders of the change of name of the company from "Gusana Explorations Inc." to "True Religion Apparel, Inc." to more accurately reflect the current business. The Board of Directors unanimously approved the name change on July 15, 2003 and received the consent of a majority of the outstanding shares of Common Stock. The name change became effective on August 18, 2003.

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

 One of the terms of the Share Purchase Agreement whereby our Company acquired the shares of Guru Denim, Inc. required that our President, Jeffrey Lubell, deposit 1,391,867 of his shares in our company into an indemnity fund to be held for one year against the possibility of a claim being filed against our company. On August 12, 2003, our Board of Directors concluded that no claims had been made and no circumstances having come to the Board's attention that would merit the maintenance of the indemnity fund, and our Board of Directors resolved to release Mr. Lubell's shares from the indemnity fund, effective immediately.

Our board of directors, having determined that it was not in our company's best interest to pursue exploration of the mineral claims owned by our subsidiary, Gusana Explorations (British Columbia) Inc. and, our company having no interest in mineral exploration and wanting to limit liability, decided to sell Gusana Explorations (British Columbia) Inc. to Michael Lathigee, an ex-director of our company, for nominal consideration of $1.00, giving no representations or warranties. The share transfer agreement was signed on January 12, 2004 and the purchase price of $1.00 was paid by Mr. Lathigee on January 14, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K


On July 9, 2003 we filed a Form 8-K Current Report which reported our acquisition of Guru Denim, Inc.

On July 10, 2003 we filed an amended Form 8-K/A Current Report which reported our acquisition of Guru Denim, Inc.

On August 28, 2003 we filed a Form 8-K Current Report which reported our change of name from Gusana Explorations Inc. to True Religion Apparel, Inc.

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

SEC Ref. No. Title of Document

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed November 5, 2001)

3.2 Bylaws as Amended (incorporated by reference from our Form SB-2 Registration Statement, filed November 5, 2001)

(10) Material Contracts

10.1 Letter Agreement between Guru Denim, Inc. and Jameric, Inc. dated May 20, 2003 for exclusive distribution rights in Japan (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003)

10.2 Letter Agreement between Guru Denim, Inc. and Melwani Agency dated May 15, 2003 for exclusive distribution rights in the United Kingdom, Ireland and Scotland (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003)

10.3 Employment Agreement between Gusana Explorations Inc. and Jeffrey Lubell dated June 20, 2003 (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003)

10.4 Lease dated June 5, 2003 between Guru Denim, Inc. and Bob Hawk and Janet Hawk for premises located at 201 East Arena Street, El Segundo, California (incorporated by reference from our Form 8-K/A Current Report, filed July 10, 2003)

10.5 Share Purchase Agreement dated June 23, 2003, between Gusana Explorations Inc., Jeffrey Lubell and Guru Denim, Inc. (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003)


(21) Subsidiaries

21.1 Gusana Explorations (British Columbia) Inc.

Guru Denim, Inc.

(31) Section 302 Certifications

31.1 Section 302 Certification.

31.2 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

32.2 Section 906 Certification.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.

Dated: February 12, 2004

/s/ Jeffrey Lubell

Jeffrey Lubell, President and Chief Executive Officer

/s/ Charles A. Lesser

Charles A. Lesser, Chief Financial Officer