Form 10KSB
period 2003-12-30
TRUE RELIGION APPAREL INC
filed 2004-04-14
CIK 1160858

This Form 10-KSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  333-72802
TRUE RELIGION APPAREL, INC.
(Name of small business issuer in its charter)
Nevada	98-0352633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 East Arena Street, El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  310.615.1978

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.00001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $2,355,332

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

9,830,800 common shares @ $1.07(1) = $10,518,956
(1) Average of bid and ask closing prices on April 8, 2004 on the NASD's OTC Bulletin Board as provided by Yahoo! Finance.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

19,725,133 common shares issued and outstanding as of April 8, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us" and "our" mean True Religion Apparel, Inc. and our subsidiary Guru Denim, Inc., unless otherwise indicated.

Corporate History

We were incorporated under the laws of the State of Nevada on April 25, 2001 under the name Gusana Explorations Inc. On June 24, 2003, we acquired all of the issued and outstanding shares of Guru Denim, Inc., and, on August 18, 2003, we changed our name to True Religion Apparel, Inc.

From inception on April 25, 2001, until our company's acquisition of Guru Denim, Inc., on June 24, 2003, our company was engaged in the exploration and acquisition of mineral properties. Our principal capital resources were acquired through issuance of common stock and from shareholder loans.

We had insufficient capital to fully explore and develop our mineral properties and we were unable to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and exploit our resources. As a result, we were unsuccessful in fully implementing our business plan in regards to the exploration and development of our mineral properties. Our board of directors subsequently conducted an in-depth analysis of our business plan and related future prospects for mineral exploration companies. They decided that it was in our company's best interest to concurrently pursue initiatives in the clothing industry as an extension to our existing business. Accordingly, we began researching business opportunities in the clothing industry, including potential acquisitions and arrangements with suitable business partners that might assist us in realizing our overall objective of engaging in a profitable business. Our board of directors felt that this was in our best interests because they determined that it was not likely that our mineral properties could be successfully explored and developed without a source of revenue to sustain these activities. Since that time, our board of directors decided that the continuation of the program of exploration of our mineral properties was too costly and the prospects of profitability were too remote, and they resolved to let these mining claims lapse.

On June 23, 2003, we entered into a formal Share Purchase Agreement with Jeffrey Lubell and Guru Denim, Inc. pursuant to which we agreed to acquire all 1,000 of the issued and outstanding shares of Guru Denim, Inc. Eight hundred of these shares were owned by Mr. Lubell, the other 200 shares were owned by Indigo Group U.S.A., Inc. In consideration for all of the shares of Guru Denim, Inc., our company agreed to issue 14,571,305 shares of our common stock to Mr. Lubell and to pay $300,000 in cash to Indigo Group U.S.A., Inc. The transactions contemplated in this Share Purchase Agreement closed on June 24, 2003.

In the term sheet, Jeffrey Lubell conditioned his obligation to close the sale on the successful private placement by our company of equity with gross proceeds of at least $1,200,000. This money would be used as operating capital and as a source of proceeds to fund both the $300,000 payment to Indigo Group U.S.A., Inc. and $250,000 signing bonus to be paid to Mr. Lubell pursuant to his employment agreement. However, in the formal Share Purchase Agreement we agreed that we would be required to raise only the first $900,000 of this money at or prior to closing and that we would have until August 23, 2003 to raise the balance of $300,000. In the Share Purchase Agreement, for ease of reference, we referred to the first $900,000 of this money as the "First Private Placement" and to the $300,000 balance as the "Second Private Placement". In order to assure Mr. Lubell that we would have incentive to complete the Second Private Placement after closing, we agreed to issue to him, at closing, such number of common shares in our company as would constitute a sixty-two percent (62%) equity interest. This sixty-two percent (62%) interest was reduced to fifty-two percent (52%) when we completed the Second Private Placement.

We successfully raised the full $300,000 amount of the Second Private Placement and Mr. Lubell surrendered for cancellation 4,676,972 of the 14,571,305 shares that we issued to him at the closing, retaining 9,894,333 shares constituting approximately 52% of our company's issued and outstanding common shares at that time.

This share exchange transaction was treated, for accounting purposes, as a reverse merger. Mr. Lubell, who became our President and Chief Executive Officer upon closing, has 25 years of experience in the clothing and textile industries. He has designed, marketed and distributed specialized denim and high fashion jeans in Los Angeles since 1978. Mr. Lubell executed a management agreement with us on closing providing him with a percentage of our net sales in addition to salary, options and other compensation.

The proceeds of the First Private Placement (of $900,000) were distributed per the Share Purchase Agreement as follows: $300,000 to Indigo Group U.S.A., Inc., $250,000 to Jeffrey Lubell (as a signing bonus), $308,125 as a loan to Guru Denim, Inc. for operating capital and $41,848 for legal costs for Guru Denim, Inc. and our company. The proceeds of the Second Private Placement (of $300,000) were advanced to Guru Denim, Inc. for operating capital.

Plan of Operation

Through our wholly-owned subsidiary Guru Denim, Inc., we design, develop, manufacture, market, distribute and sell high fashion jeans and other apparel. We currently manufacture, market, distribute and sell "True Religion Brand Jeans", denim jackets and t-shirts in the United States, Canada, the United Kingdom, Europe, Australia and Japan.

Guru Denim, Inc., is a California corporation with its offices located at 201 East Arena Street, El Segundo, California 90245. Guru Denim, Inc. leases approximately 6,000 square feet of combined office and warehouse space located at 201 East Arena Street, El Segundo, California, at a rate of $0.75 per square foot per year. Guru Denim, Inc. conducts all of its executive and administrative functions in, and ships True Religion Brand Jeans to its customers from, this facility. Our company does not maintain any separate offices or contact numbers. Our telephone number, which we share with Guru Denim, Inc., is (310) 615-1978.

We market and distribute True Religion Brand Jeans, denim jackets and t-shirts in the United States and abroad by attendance at industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell our products in its respective territory. We currently have agreements in place with commissioned sales agents in the United States, Canada, the United Kingdom, Ireland and Scotland, earning sales commissions ranging from 10% - 12%. We currently have distribution agreements with distributors in Italy , Germany, Switzerland, Japan, Holland and Australia. Our distributors purchase products from our company at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense following which they ship to and collect payment from their customers directly.

Our products are sold in the U.S. to Bloomingdales, Nordstrom, Neiman Marcus (store and catalogue), Saks Fifth Avenue, Henri Bendel, Bergdorf Goodman, Urban Outfitters and most high-end boutiques throughout the U.S. We sell through a commission-based showroom in Los Angeles called L'Atelier.

Our products are sold in Japan through our distributor Jameric, Inc. Jameric, Inc. and its founder, Mr. Tony Shibata, have 25 years of experience introducing U.S. brands into the Japanese market. Previously, Jameric, Inc. acted as a business development arm and buying office for Sumitomo Corporation and introduced Walt Disney products under license to Japan. For the past six years Jameric, Inc. has focused on the apparel industry. Jameric, Inc. is responsible for introducing Jill Stewart, Juicy Couture and Earl Jeans to the Japanese market. Our customers in Japan include Barney's Japan, Isitan, Rosebud and Elephant Trading and Ueno Shokai.

Our products are sold in the United Kingdom, Ireland and Scotland through our commissioned sales agent, Melwani Agency. Customers include Harrods, Harvey Nichols, Liberty, Selfridges and a number of both men's and woman's fashion boutiques. Our products were sold in Canada through our commissioned sales agent, Margulius agency in Vancouver, Canada. Effective February 18, 2004, we appointed A.N.V. Clothing, Inc., located in Montreal, as our exclusive distributor in Canada.

Our products are sold in Australia by our distributor Krites (Australia) Pty Ltd. Krites (Australia) Pty Ltd is an Australian based company specializing in distribution, marketing and public relations for branded fashion products. Krites has a marketing and public relations department devoted to the brands which they represent. Krites services 460 stores throughout Australia and has six full time in-house brand managers and 16 agents throughout Australia. Other brands represented or distributed by Krites include Religion (U.K.), Buddhist Punk (U.S.A.), Itsus (Canada), Freesoul (Italy), Vestal Watch (U.S.A.) and Schmoove (France).

Our products are sold in Italy by our distributor Massimo Cavallari. Cavallari exhibits twice a year at Europe's two premier trade shows for high-end apparel - the Pitti Immagine Uomo (Florence, Italy) and Bread & Butter (Berlin, Germany).

We have appointed UNIFA (United Fashion Agency) as our exclusive distributor for our products in Germany, Switzerland and Holland. UNIFA, based in Dusseldorf, is the premier distributor for denim jeans in Germany and represents Von Dutch, DKNY jeans, Juicy Couture, Citizens for Humanity and Joie. In addition to distributing our products to other stores, UNIFA operates its own flagship store, JADES, in the center of Dusseldorf.

We support our independent sales agents and distributors through attendance at all of the major trade and fashion industry exhibitions and by advertising in trade publications. Our initial strategy is to limit distribution to high-end retailers, building a reputation for producing a quality product with on-time delivery, and we do not currently plan to launch an aggressive advertising campaign to the consumer.

Employees

As of March 25, 2004 we had sixteen employees. Of this total, three are officers namely Jeffrey Lubell, President; Kymberley Lubell, Company Secretary and Design Director for Women's Products; and Charles A. Lesser, Chief Financial Officer. Guru Denim Inc. employs a Controller, Production Manager, Customer Service Manager, Design Assistant, Production Assistant, five sample sewers, a patternmaker, a warehouseman and an administrative assistannt. Jeffrey Lubell, our President, spearheads product development, marketing and sales. Kymberly Lubell, who is married to Jeffrey Lubell, is an experienced clothing designer and has responsibility for design and development of all women's products. We employ a production manager to monitor our contract manufacturers. Our business strategy is to employ contract manufacturers and to use independent sales agents and distributors in order to keep fixed overhead at a minimum.

Our Products

Our principal products are the high fashion jeans that we design, manufacture, market, distribute and sell through our wholly-owned subsidiary Guru Denim, Inc. under the True Religion Brand Jeans trademarks. These jeans are sold in the United States and abroad to upscale retailers and boutiques. We have recently added a line of denim jackets and t-shirts for both men and women. Samples of our products can be viewed on our website located at www.Truereligionbrandjeans.com.

We currently sell men's styles and women's styles. True Religion Brand Jeans are made with high quality fabrics from the U.S.A., Italy, and Hong Kong that are gently and naturally aged, hand finished and boldly stitched in seven different thread colors. Although we operate in a highly competitive market, what distinguishes True Religion Brand Jeans is the fit (low-rise), the attention to detail, and the ultimate "vintage look". The "vintage look" includes grinding, some tearing, some "whiskers" and some darkening in the legs. In summary, True Religion Brand Jeans are made to look, feel and fit like they have been owned for years. We believe that we have a competitive advantage in the detailing of the design, the quality of the denim and the superiority of the finish (the "wash").

Our jeans are available in three vintage washes, light, medium and dark - with dark and medium being the largest sellers to date. In addition, they are available in three hand sand washes - light, medium and dark. A bleach version (off-white) is also available. In addition, our most popular men's and ladies style is also available in corduroy in both darker (winter colors) and lighter pastel (spring and summer) colors. We plan to keep the overall line focused adding a jacket, mini-skirt and some t-shirts for spring and, potentially a few additional styles for fall 2004.

We have added three miniskirts for spring in stretch and rigid denim fabrics and in corduroy in light fashion colors like peach, apple, lilac, turquoise, etc. Our hand-dyed t-shirts are available for spring in two styles in approximately 15 colors. In addition we have a denim blazer for women and a pair of suspender pants for women available for summer delivery.

These jeans are sold in the United States and abroad to upscale retailers and boutiques. True Religion Brand Jeans can be found at Nieman Marcus, Bloomingdales, Nordstrom, Bergdorf Goodman, Urban Outfitters, as well as approximately 300 fashion boutique clothing stores throughout the United States.

Our True Religion Brand Jeans are sold in the United States to fashion conscious, affluent customers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest low-rise styles of jeans.

Business Strategy

Our strategy is to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest, jeans and related apparel. We plan to limit distribution to the more exclusive boutiques, specialty stores and department stores in an effort to maintain the unique nature of our brand and to sell our True Religion Brand Jeans in the range of $150 to $200 per pair. We utilize contract manufacturers located in the United States so that we can truthfully brand our products as having been "Made in the U.S.A.", and because it helps us control our costs and keep fixed overhead to a minimum. We plan to update our product offerings - style, fit, washes - every six months to be seen as a trend setter in the contemporary better jeans market.

Sales & Marketing Strategy

We market and distribute our products in the United States and abroad by attendance at industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell our products in its respective territory. We currently have agreements in place with commissioned sales agents in the United States, Canada, the United Kingdom, Ireland and Scotland, earning sales commissions ranging from 10% - 12%. We currently have distribution agreements with distributors in Italy , Germany, Switzerland, Japan, Holland and Australia. Our distributors purchase products at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense following which they ship to and collect payment from their customers directly.

Our vision is to market what we believe to be the most popular casual wear in the world, being jeans, to fashion conscious consumers looking for a pair of jeans with unquestionably superior fit, finish, fabric and style.

Supply Strategy

We purchase most of our fabrics from Cone Mills, a United States fabric manufacturer, as well as stretch denim from Italy and denim from Hong Kong. We purchase our thread and other materials from various industry suppliers within the United States. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. Although the denim fabric that we use in the manufacture of our jeans is of the highest quality, it is readily available from a large number of suppliers including mills in the United States and abroad.

Manufacturing

We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have one contract manufacturer, Atomic Denim, Inc. who manufactures our garments on an order-by-order basis. To date, Atomic Denim, Inc. has purchased the fabric, sewed and finished our products to our design and other specifications. This has enabled us to manufacture our jeans without requiring a large amount of working capital. We inspect the fabrics and the finished goods prior to shipping them as part of our quality control program. We plan to continue to outsource most, if not all, of our production. We have other contractors developing our denim jackets, t-shirts and knitwear. Further, we recognize that, as we grow, we will require additional contractors for denim jeans.

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

We believe that our competitive strengths consist of the detailing of the design, the quality of the denim and the superiority of the finish (the "wash"). Within the contemporary better jean market, where we sell our products, jeans sell from $100 to $300 per pair and designer label jeans can command higher prices. We believe that our price range of $150 to $200 provides superior value for the quality, style, fit and finish of True Religion Brand Jeans.

Government Regulation and Supervision

Our operations are subject to the effects of international treaties and regulations such as the North American Free Trade Agreement (NAFTA). We are also subject to the effects of international trade agreements and embargoes by entities such as the World Trade Organization. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have an adverse impact on our business, by limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products.

Labelling and advertising of our products is subject to regulation by the Federal Trade Commission. We believe that we are in substantial compliance with these regulations.

Research and Development

Jeffrey Lubell, our President, and Kymberly Lubell, our Design Director for Women's Products, are responsible for the design and development of our high fashion denim apparel products. We do not currently have a formal research and development effort but we plan to continue to develop new products every six months.

RISK FACTORS

WE ARE aN EARLY Stage Company AND WE HAVE NOT EARNED SIGNIFICANT REVENUES SINCE FORMATION Which Makes IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are an early stage company involved primarily in the production and processing of high fashion denim apparel. As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record. We have not earned significant revenues since our formation.

Unanticipated problems, expenses and delays are frequently encountered in ramping up production and sales and developing new products. Our ability to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other things:

  successfully develop and operate production facilities or enter into agreements with third parties to perform these functions on our behalf;
  successfully market, distribute and sell our products or enter into agreements with third parties to perform these functions on our behalf; and
  obtain the financing required to implement our business plan.

Given our limited operating history, lack of long-term sales history or other sources of revenue, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to be profitable.

We have recently raised $1,000,000 in a private placement of equity and our management believes that we can sustain our operations for the next year from the proceeds of this private placement, existing working capital and from operating revenue. The future of our company will depend upon our ability to obtain adequate orders for our products, prompt payment for our products and, as and when needed, sufficient financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

OUR CONTINUED OPERATIONS DEPEND ON THE NOVELTY OF OUR PRODUCTS AND DESIGN.

The novelty and the design of our True Religion Brand Jeans are important to our success and competitive position, and if we are unable to continue to develop and offer such unique products to our customers our business could suffer. We cannot be certain that high fashion denim jeans will continue to be fashionable. Should the trend steer away from high fashion denim jeans, our business could be adversely affected. In addition, there can be no assurance that our future designs will be successful, and in that regard, any unsuccessful designs could adversely affect our business.

OUR PRODUCT LINES ARE LIMITED.

To date, our product line has consisted of men's and women's denim and corduroy jeans. Although we recently expanded our product line to include denim jackets, t-shirts and knitwear, all bearing our proprietary True Religion Brand Jeans logos and trademarks, there can be no assurance that we can successfully sell these products, or that we can successfully develop, introduce, or sell any additional products.

we expect to experience significant and rapid growth. if we are unable to hire staff to manage our operations, Our Growth Could Harm Our Future Business Results and may strain our managerial and operational resources.

As we proceed with the design production, marketing and sale of our existing and anticipated products, we expect to experience significant and rapid growth of our business. We may need to add staff to manage operations, handle sales and marketing efforts and perform finance and accounting functions. We may be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective operational and financial systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse affect on our business and financial condition.

WE MUST DEVELOP A MARKETING AND SALES PROGRAM TO GENERATE ANY SIGNIFICANT REVENUES.

We will be required to develop a marketing and sales campaign that will effectively showcase our products. We depend substantially upon third parties for several critical elements of our business including, among other things, sales and distribution activities. There can be no assurance that we or these third parties will be able to establish or maintain adequate sales and distribution capabilities, that we will be able to enter into agreements or relationships with third parties in additional territories on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in selling or distributing our products. If they are not, our business could be negatively impacted. Also, if we are unable to maintain our relationships with these sales agents and distributors or if these sales agents and distributors begin selling our competitors products, then our ability to generate revenues through the sale of our products could be negatively impacted.

OUR BUSINESS COULD SUFFER IF WE NEED TO ADD OR REPLACE MANUFACTURERS.

We compete with other companies for the production capacity of our manufacturers. Because we are a small enterprise and many of these companies with whom we compete for production capacity have greater financial and other resources than we have, they may have an advantage in the competition for production capacity. We currently outsource our production to only one manufacturer. If we experience a significant increase in demand, or if we need to replace the one manufacturer that we currently use, we may have to expand our third party manufacturing capacity. We cannot be assured that this capacity will be available to us, or that if available it will be available on terms that are acceptable to us. If we cannot produce a sufficient quantity of our products to meet demand or delivery schedules, our customers might reduce demand, reduce the purchase price they are willing to pay for our products or replace our product with the product of a competitor, any of which could have a material adverse effect on our financial condition and operations.

OUR BUSINESS COULD SUFFER FROM THE FINANCIAL INSTABILITY OF OUR CUSTOMERS.

We sell our product primarily to retail and distribution companies in the United States and around the world on open account with 30 to 45 day payment terms. In foreign markets, we try to obtain a letter of credit or wire transfer upon shipment but these arrangements are not always possible. Financial difficulties with a customer could result in serious losses for our company.

OUR SUCCESS IS DEPENDENT UPON THE ACCEPTANCE OF OUR COMPANY, OUR PRODUCTS AND OUR BUSINESS.

Our success depends upon our achieving significant market acceptance of our company and our products. We cannot guarantee that retail outlets or consumers will stock or purchase our products. Acceptance of our products will depend on the success of our advertising, promotional and marketing efforts and our ability to provide the products to retail outlets and consumers. To date, we have not spent significant funds on marketing and promotional efforts, although in order to increase awareness of our products we expect to spend a significant amount on promotion, marketing and advertising in the future. If these expenses fail to develop an awareness of our products, these expenses may never be recovered and we may never be able to generate any significant future revenues. In addition, even if awareness of our products increases, we may not be able to produce enough of our product to meet retail demand.

The Loss of Mr. Jeffrey lubell or any of OUR KEY MANAGEMENT PERSONNEL Would Have an Adverse Impact on OUR Future Development and could impair our ability to succeed.

Our performance is substantially dependent upon the expertise of our President, Mr. Jeffrey Lubell, and other key management personnel, and our ability to continue to hire and retain such personnel. Mr. Lubell spends all of his working time working with our company and our wholly-owned subsidiary. It may be difficult to find sufficiently qualified individuals to replace Mr. Lubell or other key management personnel if we were to lose any one or more of them. The loss of Mr. Lubell or any of our other key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

We do not maintain "key person" life insurance on any of our directors or senior executive officers.

COMPETITION.

The garment industry, in general, and the designer denim sector, in particular, is intensely competitive and fragmented. We compete against well-established companies with greater product and name recognition and with substantially greater financial, marketing and distribution capabilities than ours, as well as against a large number of small specialty producers. Our competitors include, by way of example, Levi Strauss & Co., Giorgio Armani, Polo Ralph Lauren Corporation, Calvin Klein and other well known and respected brands. There can be no assurance that we can compete successfully in this complex and changing market. If we cannot, our business will be adversely affected.

GOVERNMENT REGULATION AND SUPERVISION.

Any negative changes to international treaties and regulations such as NAFTA and to the effects of international trade agreements and embargoes imposed by such entities such as the World Trade Organization which could result in a rise in trade quotas, duties, taxes and similar impositions or which could limit the countries from whom we can purchase our fabric or other component materials, or which could limit the countries where we might market and sell our products, could have an adverse effect on our business.

Any changes in regulation by the Federal Trade Commission with respect to labelling and advertising of our products could have an adverse affect on our business. The FTC requires apparel companies to provide a label clearly stating the country of origin of manufacture and the company's apparel registration number and a second label stating washing instructions for the product. A change in these requirements could add additional cost to the production of our products, though we do not believe that this additional cost would be material, especially in relation to the cost of producing our products.

IF OUR COMPETITORS MISAPPROPRIATE OUR UNPATENTED PROPRIETARY KNOW-HOW AND TRADE SECRETS, IT COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

The loss of or inability to enforce our trademark "True Religion Brand Jeans" and the trademarked "Buddah" logo and other proprietary know-how and trade secrets could adversely affect our business. As is discussed in more detail under Item 3 of this annual report entitled "Legal Proceedings" beginning on page 11 of this annual report, The Indigo Group USA, Inc. and Jeremy Lew have asserted that the "Buddah" logo is the creation of Jeremy Lew, and these persons have asked the Superior Court of the State of California for damages and an injunction with respect to this and other matters. If we are unsuccessful in this lawsuit, our business could be adversely affected.

We depend heavily on trade secrets and the design expertise of Jeffrey and Kymberly Lubell. If any of our competitors copies or otherwise gains access to our trade secrets or develops similar products independently, we would not be able to compete as effectively. The measures we take to protect our trade secrets and design expertise may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, such as the claim described in the preceding paragraph, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

Trading of Our Stock May Be Restricted by the SEC's Penny Stock Regulations Which May Limit a Stockholder's Ability to Buy and Sell our Stock.

The United States Securities and Exchange Commission ("SEC") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

WE DO NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our security holders but will voluntarily send an annual report, together with our annual audited financial statements. We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

Item 2. Description of Property.

We rent approximately 6,000 square feet of combined office and warehouse space located at 201 East Area Street, El Segundo, California from Bob Hawk and Janet Hawk pursuant to a written lease dated June 5, 2003. This Lease provides for a term of three years commencing July 1, 2003 and a monthly rent payment of $4,469. We believe that our premises are not adequate for our current business and future growth and we are actively seeking a facility to rent containing approximately 10,000 - 15,000 square feet of combined office and warehouse space.

Item 3. Legal Proceedings.

On December 12, 2003, our subsidiary Guru Denim, Inc. filed a lawsuit in Superior Court for the County of Los Angeles against The Indigo Group USA, Inc. and Jeremy Lew for damages in the amount of $800,000 and declaratory and injunctive relief for intentional interference with our company's business relations with third parties. The Indigo Group USA, Inc. is a former shareholder of Guru Denim, Inc., and Mr. Lew is one of The Indigo Group USA, Inc.'s officers. The Complaint that we filed in this lawsuit asserts that The Indigo Group USA, Inc. and Jeremy Lew have contacted current and former contractors and parties having business relations with our company as part of a broad campaign to injure our company's business reputation and credit, to interfere with our company's business relationships and to infringe upon our trademarks.

On January 13, 2004, The Indigo Group USA, Inc. and Jeremy Lew filed a Cross-Complaint against our subsidiary, Guru Denim, Inc. and our President, Jeffrey Lubell, claiming breach of written and oral contracts, fraud, conversion and unfair competition and asking for damages and rescission of a mutual release dated June 19, 2003 and a settlement agreement dated as of November 5, 2003. In this Cross-Complaint, The Indigo Group USA, Inc. and Mr. Lew:

  seek damages in an amount in excess of $1,000,000 for the alleged breach by Mr. Lubell of a written joint venture agreement dated December 6, 2002 between Mr. Lubell and The Indigo Group pursuant to which The Indigo Group was to have received 20% of the shares of Guru Denim and the exclusive right to manufacture True Religion Brand Jeans in the United States.

  seek damages in an amount believed to exceed $1,000,000 for the alleged breach of an alleged oral contract between Mr. Lubell and Guru, on the one hand, and Mr. Jeremy Lew, on the other hand, pursuant to which Mr. Lubell and Guru Denim were to pay Mr. Lew for certain creative services.

  seek damages in an amount believed to exceed $1,000,000 for the alleged conversion of certain creative services allegedly provided by Mr. Jeremy Lew to Guru Denim and Mr. Lubell.

  seek to rescind a mutual release dated June 19, 2003, between Guru Denim and Jeffrey Lubell, on the one hand, and The Indigo Group and its president John Kang, on the other hand, which purports to release all claims that the respective parties had against each other, including any claims arising out of the joint venture agreement dated December 6, 2002, on the grounds that The Indigo Group was allegedly induced to sign the mutual release as the result of fraud and economic duress.

  seek to rescind a settlement agreement dated as of November 5, 2003, between Guru Denim and Jeffrey Lubell, on the one hand, and the Indigo Group and its president John Kang, on the other hand, on the grounds that the Indigo Group was induced to sign the settlement agreement as the result of fraud and economic duress.

  seek damages equal to approximately $1,800,000 for the alleged breach of the settlement agreement dated as of November 5, 2003, between Guru Denim and Jeffrey Lubell, on the one hand, and the Indigo Group and its president John Kang, on the other hand.

  seek damages in an amount in excess of $1,000,000 from Jeffrey Lubell and Guru Denim on the grounds that (a) Mr. Lubell and Guru Denim and their attorneys fraudulently induced The Indigo Group to believe that if it signed the mutual release dated June 19, 2003, it would receive a contract granting it the exclusive right to manufacture True Religion Brand Jeans in the United States; and (b) that Guru Denim and Mr. Lubell fraudulently induced The Indigo Group into signing the settlement agreement dated as of November 5, 2003, by not disclosing their alleged intent to rely on the terms of that settlement agreement to, subsequently declare certain goods yet to be delivered by The Indigo Group as defective.

  seek injunctive relief against Guru Denim, Mr. Lubell and their agents to prevent them from continuing to attempt to gain an unfair business advantage over The Indigo Group and Mr. Jeremy Lew.

We are vigorously prosecuting our Complaint in this lawsuit and defending the Cross-Complaint filed against our subsidiary.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol "TRLG". The following quotations obtained from Stockwatch.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2003(2)	$2.55	$1.06
November 30, 2003	$3.20	$1.25
August 31, 2003	$1.42	$0.80
May 31, 2003	$2.10	$0.50

* Our stock was quoted for trading on the National Association of Security Dealers OTC Bulletin Board on March 6, 2003 under the trading symbol "GSNA". On May 30, 2003, our trading symbol changed to "GUSN" and on August 25, 2003, our trading symbol changed to "TRLG".

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) We adopted our subsidiary Guru Denim Inc.'s fiscal year end of December 31 on September 30, 2003. Previously, our fiscal year end was August 31.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, Suite 880, Bank of America Plaza, 50 West Liberty Street, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares.

On April 8, 2004, the shareholders' list of our common shares showed 24 registered shareholders and 19,725,133 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms shown on our list of shareholders, and we estimate that there are 3,500 to 4,000 beneficial owners of the shares held by some or all of these institutions and stock brokerage firms.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Dividend Policy

We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common shares other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Recent Sales of Unregistered Securities

On June 16, 2003, we sold an aggregate of 1,200,000 shares of our common stock at $0.75 per share for aggregate gross proceeds of $900,000 to one non-U.S. person in an offshore transaction relying on the exemption from the registration requirements of the Securities Act provided by Regulation S.

On July 29, 2003, we sold an aggregate of 400,000 shares of our common stock at $0.75 per share for aggregate gross proceeds of $300,000 to one non-U.S. person in an offshore transaction relying on the exemption from the registration requirements of the Securities Act provided by Regulation S. Pursuant to the terms of the subscription agreement used in the January 15, 2004 private placement, we are required to register these 400,000 shares in this registration statement.

On July 29, 2003, we signed a piggyback registration rights agreement with the subscribers of our June 16, 2003 and July 29, 2003 private placements. As a condition of their subscription, this piggyback registration rights agreement was granted to the subscribers. The piggyback registration rights agreement provides for written notice to be given to the subscribers should we decide to file a registration statement covering the distribution or sale of any of our securities, other than those held by the subscribers. Such notice was given to the subscribers and the subscribers elected to have their shares covered in the registration statement. Further, we are obligated to keep the registration statement effective until the earliest of the date on which the subscribers may sell without restriction all shares registered on their behalf under Rule 144 promulgated under the Securities Act, or the date on which such subscribers no longer own any of those shares of our common stock.

On January 15, 2004, we sold an aggregate of 900,000 units, at a price of $1.1111 per unit for aggregate gross proceeds of $999,990 to two non-U.S. persons in offshore transactions relying on exemptions from the registration requirements of the Securities Act provided by Regulation S. Each unit is comprised of one common share and one transferable share purchase warrant that will entitle the holder to purchase one additional share at an exercise price of $1.11 per share.

In the Subscription Agreement, we agreed to use our best efforts, at our sole cost and expense, to file a registration statement on Form SB-2 with the Securities and Exchange Commission on or before February 15, 2004, registering the units sold in this private placement and all of the common shares that we sold in the July 29, 2003 and June 16, 2003 private placements and to use our best efforts to cause the registration statement declared effective by the Securities and Exchange Commission by June 30, 2004.

In the event that:

  we fail to file a registration statement by February 15, 2004; or
  we fail to cause that registration statement declared effective by June 30, 2004;

then we will pay liquidated damages equal to two percent (2%) of the subscription price for each 30 day period or portion thereof until the filing date or the effective date, whichever is applicable.

We timely filed the registration statement that we were required to file on Form SB-2 on February 13, 2004.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing.

Overview

We were incorporated under the laws of the State of Nevada on April 25, 2001 under the name Gusana Explorations Inc. On June 24, 2003, we acquired all of the issued and outstanding shares of Guru Denim, Inc., and, on August 18, 2003, we changed our name to True Religion Apparel, Inc.

From inception on April 25, 2001, until our company's acquisition of Guru Denim, Inc., on June 24, 2003, our company was engaged in the exploration and acquisition of mineral properties. Our principal capital resources were acquired through issuance of common stock and from shareholder loans.

We had insufficient capital to fully explore and develop our mineral properties and we were unable to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and exploit our resources. As a result, we were unsuccessful in fully implementing our business plan in regards to the exploration and development of our mineral properties. Our board of directors subsequently conducted an in-depth analysis of our business plan and related future prospects for mineral exploration companies. They decided that it was in our company's best interest to concurrently pursue initiatives in the clothing industry as an extension to our existing business. Accordingly, we began researching business opportunities in the clothing industry, including potential acquisitions and arrangements with suitable business partners that might assist us in realizing our overall objective of engaging in a profitable business. Our board of directors felt that this was in our best interests because they determined that it was not likely that our mineral properties could be successfully explored and developed without a source of revenue to sustain these activities. Since that time, our board of directors decided that the continuation of the program of exploration of our mineral properties was too costly and the prospects of profitability were too remote, and they resolved to let these mining claims lapse.

On June 23, 2003, we entered into a formal Share Purchase Agreement with Jeffrey Lubell and Guru Denim, Inc. pursuant to which we agreed to acquire all 1,000 of the issued and outstanding shares of Guru Denim, Inc. Eight hundred of these shares were owned by Mr. Lubell, the other 200 shares were owned by Indigo Group U.S.A., Inc. In consideration for all of the shares of Guru Denim, Inc., our company agreed to issue 14,571,305 shares of our common stock to Mr. Lubell and to pay $300,000 in cash to Indigo Group U.S.A., Inc. The transactions contemplated in this Share Purchase Agreement closed on June 24, 2003.

Through our wholly-owned subsidiary Guru Denim, Inc., we design, develop, manufacture, market, distribute and sell high fashion jeans and other apparel. We currently manufacture, market, distribute and sell "True Religion Brand Jeans", denim jackets and t-shirts in the United States, Canada, the United Kingdom, Europe, Australia and Japan.

Guru Denim, Inc., is a California corporation with its offices located at 201 East Arena Street, El Segundo, California 90245. Guru Denim, Inc. leases approximately 6,000 square feet of combined office and warehouse space located at 201 East Arena Street, El Segundo, California, at a rate of $0.75 per square foot per year. Guru Denim, Inc. conducts all of its executive and administrative functions in, and ships True Religion Brand Jeans to its customers from, this facility. Our company does not maintain any separate offices or contact numbers. Our telephone number, which we share with Guru Denim, Inc., is (310) 615-1978.

We market and distribute True Religion Brand Jean, denim jackets and t-shirts in the United States and abroad by attendance at industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell our products in its respective territory. We currently have agreements in place with commissioned sales agents in the United States, Canada, the United Kingdom, Ireland and Scotland, earning sales commissions ranging from 10% - 12%. We currently have distribution agreements with distributors in Italy, Germany, Switzerland, Japan, Holland and Australia. Our distributors purchase products from our company at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense following which they ship to and collect payment from their customers directly.

Our principal products are the high fashion jeans that we design, manufacture, market, distribute and sell through our wholly-owned subsidiary Guru Denim, Inc. under the True Religion Brand Jeans trademarks. These jeans are sold in the United States and abroad to upscale retailers and boutiques. We have recently added a line of denim jackets and t-shirts for both men and women. Samples of our products can be viewed on our website located at www.Truereligionbrandjeans.com.

We currently sell men's styles and women's styles. True Religion Brand Jeans are made with high quality fabrics from the U.S.A., Italy, and Hong Kong that are gently and naturally aged, hand finished and boldly stitched in seven different thread colors. Although we operate in a highly competitive market, what distinguishes True Religion jeans is the fit (low-rise), the attention to detail, and the ultimate "vintage look". The "vintage look" includes grinding, some tearing, some "whiskers" and some darkening in the legs. In summary, True Religion Brand Jeans are made to look, feel and fit like they have been owned for years. We believe that we have a competitive advantage in the detailing of the design, the quality of the denim and the superiority of the finish (the "wash").

Our jeans are available in three vintage washes, light, medium and dark - with dark and medium being the largest sellers to date. In addition, they are available in three hand sand washes - light, medium and dark. A bleach version (off-white) is also available. In addition, our most popular men's and ladies style is also available in corduroy in both darker (winter colors) and lighter pastel (spring and summer) colors. We plan to keep the overall line focused adding a jacket, mini-skirt and some t-shirts for spring and, potentially a few additional styles for fall 2004.

We have added three miniskirts for spring in stretch and rigid denim fabrics and in corduroy in light fashion colors like peach, apple, lilac, turquoise, etc. Our hand-dyed t-shirts are available for spring in two styles in approximately 15 colors. In addition we have a denim blazer for women and a pair of suspender pants for women available for summer delivery.

These jeans are sold in the United States and abroad to upscale retailers and boutiques. True Religion Brand Jeans can be found at Nieman Marcus, Bloomingdales, Nordstrom, Bergdorf Goodman, Urban Outfitters, as well as approximately 300 fashion boutique clothing stores throughout the United States.

Our True Religion Brand Jeans are sold in the United States to fashion conscious, affluent customers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest low-rise styles of jeans.

Financial Condition, Liquidity and Capital Resources

At December 31, 2003, we had a working capital surplus of $813,841.

At December 31, 2003, our total assets of $1,472,394, of which $64,432 consisted of cash.

At December 31, 2003, our total liabilities were $590,013.

Results of Operations

The year ended December 31, 2003 vs. December 31, 2002

We recorded sales of $2,355,332 for the year ended December 31, 2003 and $9,225 for the year ended December 31, 2002. All of these sales were of our True Religion Brand Jeans. Most of the sales for the year ended December 31, 2003 occurred in the last six months of year 2003, as we changed contract manufacturers and spent some time ramping up production to greater capacity. We currently have one main manufacturer and a secondary contract manufacturer and we believe we can meet our current production needs. Gross profit for the year ended December 31, 2003 was $1,239,149, or 52%. We expect our gross margin to stay within the 50-52% range based upon the current purchase orders with contract manufacturers. Distributors receive a 25% discount to the wholesale price. Should the distributor business increase as a percentage of total sales revenue, then the gross margin would decrease.

Selling and shipping expenses totalled $392,490 and include purchases of sample fabric, freight, advertising, sales commissions ($187,302) and travel and trade show expense ($63,160). Our U.S. sales representative earns 10% commission on net sales less returns and our Canadian and United Kingdom sales representatives earn 12% on net sales. We entered into distribution agreements in 2004 for both the territory of Canada and the territory of the United Kingdom.

General and administrative expenses for the year ended December 31, 2003 totalled $857,441. The principal components are professional fees related to the merger ($220,501) and salaries ($229,066). Professional fees, both legal and accounting were high in 2003 relating to the reverse merger. In 2004, we anticipate that professional fees should decrease. Salaries will increase in line with the growth in our revenue. We have hired a Production Manager in November 2003, Pre-Production assistant in January 2004 and a Controller in 2004. The net loss for the year ended December 31, 2003 was $10,782. We operated as a mining company in 2002 and comparisons are not valid.

There were no income taxes paid in 2002 or 2003 except for California franchise tax of $800 paid in each year. As of December 31, 2003 we had approximately $34,000 of net operating loss carryforwards. We have provided a full valuation allowance against our net deferred tax assets until realization of the deferred tax assets is certain.

Off Balance-Sheet Arrangements

After our year end of December 31, 2004, on March 29, 2004, our wholly owned subsidiary, Guru Denim Inc., signed a Factoring and Security Agreement (the "Agreement") with FCC, LLC, a Florida limited liability company doing business in California as First Capital Western Region, LLC. Under this Agreement, we have offered to sell to First Capital all of our subsidiary's accounts receivable that result from the sale of goods or the performance of service, on a credit approved basis or, where credit approval is not forthcoming, on a full recourse basis.

The purchase price of the accounts receivable will be the net invoice amount of the accounts receivable purchased by First Capital, less First Capital's factoring commission of 0.75%. In addition, First Capital will establish a reserve account, from which it may in its sole discretion grant to us from time to time an advance calculated pursuant to a formula contained in the Factoring Agreement.

We are required to pay interest on money remitted, paid, advanced or otherwise charged to our account by First Capital, at a rate of 4% per annum or 1% above First Capital's prime rate. We are also required to pay to First Capital a factoring commission equal to 0.75% of the gross invoice amount of each account receivable, subject to a minimum commission of $3.00 per invoice or credit memo, and a minimum factoring commission per month of $2,000.

Because our subsidiary has only just entered into this Factoring and Security Agreement, we have not yet experienced its effect on our business, nor can we report on whether it will produce any material benefit or disadvantage. We entered into the agreement because we believe that we can use the advances made on account of our receivables to speed and expand production of our products.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. We continually evaluate our inventories by assessing slow moving current product as well as prior seasons' inventory. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory of our company's individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns have not been significant and we have not accrued for estimated sales returns and other allowances in the period in which the related revenue is recognized.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. We have implemented this pronouncement and have concluded that the adoption has no material impact to the financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN-46), Consolidation of Variable Interest Entities, which was amended in December 2003. FIN-46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN-46). FIN-46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. The provisions of FIN-46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. For arrangements entered into with VIEs created before January 31, 2003, the provisions of FIN-46 are effective at the end of the first reporting period ending after March 15, 2004. We have reviewed and considered the provisions of FIN-46 to determine whether it is the primary beneficiary of any VIEs. The review did not identify any VIEs.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. Our company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. We are evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 5, 2004

Consolidated Balance Sheets as at December 31, 2003 and December 31, 2002

Consolidated Statements of Income for the years ended December 31, 2003 and December 31, 2002

Consolidated Statements of Changes in Stockholders' Equity for the period of Inception (November 7, 2002) through December 31, 2003

Consolidated Statement of Cash Flows for the years ended December 31, 2003 and December 31, 2002

Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

Board of Directors
True Religion Apparel Inc. and Subsidiary
El Segundo, California

We have audited the accompanying consolidated balance sheets of True Religion Apparel Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the two year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of True Religion Apparel Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of their consolidated operations and their consolidated cash flows for the two year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ STONEFIELD JOSEPHSON, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California

March 5, 2004

December 31, 2003

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONSOLIDATED BALANCE SHEETS
	December 31, 2003	December 31, 2002

ASSETS

Current Assets:
Cash	$ 64,432	$ -
Accounts receivable, net of allowance of $67,661 and 0, respectively	687,177	9,225
Inventory	652,245	155,936
Due from officer	--	31,612

Total current assets	1,403,854	196,773

Property and Equipment, net	20,508	2,470

Other Assets	48,032	1,400

TOTAL ASSETS	$ 1,472,394	$ 200,643

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONSOLIDATED BALANCE SHEETS
(Continued)
	December 31, 2003	December 31, 2002

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) :

Current Liabilities:
Accounts payable and accrued expenses	$ 580,648	$ 219,500
Advance-related party	9,365	-

Total current liabilities	590,013	219,500

Commitments and Contingencies (Note 6)	-	-

Shareholders' Deficit:
Common Stock, $0.00001 par value, 1,200,000,000 shares authorized, 18,825,133 and 14,571,305 issued and outstanding, respectively	18,835	5,000
Additional paid in capital	898,185
Accumulated deficit	(34,639)	(23,857)

Total Shareholders' Equity (Deficit)	882,381	(18,857)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$ 1,472,394	$ 200,643

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2003 and 2002

For the Years Ended December 31,

	2003	2002

Net Sales	$ 2,355,332	$ 9,225
Cost of Sales	1,116,183	4,064

Gross Profit	1,239,149	5,161

Costs and Expenses:
Selling and shipping	392,490	4,280
General and administrative	857,441	24,738

Income (Loss) before Provision for Income Taxes	(10,782)	(23,857)

Income Tax Provision	-

Net loss	$(10,782)	$ (23,857)

Basic and Diluted Income (Loss) per share	$0.00	$(23.86)

Weighted average shares outstanding Basic and diluted	16,698,219	1,000

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(10,782)	$(23,857)
Adjustments to reconcile net loss to net cash used in operating activities:
depreciation and amortization	2,309	130
Changes in assets and liabilities:
(Increase) Decrease in assets
Accounts Receivable	(677,952)	(9,225)
Inventory	(496,309)	(155,936)
Other assets	(46,632)	-
Increase (Decrease) in liabilities
Accounts payable and accrued expenses	360,740	219,500

Net cash provided by (used in) operating activities	(868,626)	30,612

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Acquisition of True Religion, Inc., net of cash received	622,793	-
Due from officer	31,612	(31,612)
Purchase of equipment	(20,347)	-

Net cash provided by (used in) investing activities	634,058	(31,612)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from Private Placements	300,000	1,000
Repurchase of common shares	(1,000)	-

Net cash provided by (used in) financing activities	299,000	1,000

Net increase in cash	64,432	-
Cash, beginning of year	$ -	$ -

Cash, end of year	$ 64,432	$ -

Supplemental disclosure of cash flow information:
No amounts were paid for interest or taxes for the twelve months ended December 31, 2003 or 2002.

Supplemental disclosure of non-cash investing and financing activities:
In December 2002, the Company issued 11, 657,030 shares of its common stock to a founder in exchange for contribution of equipment and trademarks, which had historical out of pocket costs of $4,000 by the founder.

In December 2002, the Company issued 2,914,275 shares of its common stock as founder shares at a cost of $1,000.

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
STATEMENTS OF SHAREHOLDERS' EQUITY
For the period of Inception (November 7, 2002) through December 31, 2003
	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at November 7, 2002	-	$ -	$ -	$ -	$ -

Common shares issued as founder shares	2,914,275	2,914	(1,914)	-	1,000

Common shares issued for contributed assets	11,657,030	11,657	(7,657)	-	4,000

Net Loss				(23,857)	(23,857)

Balance at December 31, 2002	14,571,305	$ 14,571	$ (9,571)	$ (23,857)	$ (18,857)

Acquisition of Gusana Explorations	8,530,800	8,541	603,479		612,020

Common shares issued for cash	400,000	400	299,600		300,000

Common shares cancelled	(4,676,972)	(4,677)	4,677		0

Net Loss	-	-	-	$ (10,782)	$ (10,782)

Balance at December 31, 2003	18,825,133	$ 18,835	$ 898,185	$ (34,639)	$ 882,381

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2003

NOTE 1 - COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company:

On June 23. 2003 (effective July 1, 2003 for accounting purposes), Guru Denim, Inc., a California corporation, was acquired by True Religion Apparel, Inc. (formerly Gusana Explorations Inc.) ("True Religion"), a publicly held company that was previously engaged in mineral exploration, in an exchange of common stock which was accounted for as a reverse merger ("Share Purchase Agreement"). Under the terms of this share exchange, True Religion Apparel acquired all of the issued and outstanding shares of Guru Denim's common stock in exchange for 14,571,305 shares of True Religion Apparel's common stock issued to Jeffrey Lubell and the payment of $300,000 in cash to Indigo Group U.S.A. Inc. In accounting for this transaction:

  The Company is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, due to merger, its net assets will be included in the balance sheet at their historical book values and the results of operations of the Company will be presented for the comparative prior periods. The historical cost of the net assets assumed was $0.

  Control of the net assets and operations of True Religion Apparel, Inc. was acquired effective July 1, 2003. The Company will account for this transaction as a purchase of the assets and liabilities of True Religion.

True Religion Inc., a Nevada corporation, was formed in April 25, 2001. Through a wholly owned subsidiary corporation formed in British Columbia, Canada, known as Gusana Explorations (British Columbia) Inc., True Religion acquired and explored certain mineral claims located in British Columbia, Canada. During its third quarter ending May 31, 2003, True Religion decided that it could not raise sufficient capital for the purposes of successfully implementing its business plan to identify, explore and exploit its mineral resource properties and the Company subsequently decided to allow these mineral claims to lapse in favor of other business opportunities. On January 12, 2004 True Religion sold Gusana Explorations (British Columbia) Inc. back to Michael Lathigee, its original owner, for the amount of $1.00.

Guru Denim, Inc., a California corporation was formed November 7, 2002 for the design, manufacture, marketing, distribution and sale of high-fashion denim jeans. The Company considers its activities to be one business segment.

Fair Value of Financial Instruments:

For certain of the Company's financial instruments, none of which are held for trading, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2003 (continued)

disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period.  Actual results could differ from those estimates.

Concentration of Credit Risk:

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash with various major financial institutions and performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any institution. The Company extends credit to customers located throughout North America based upon an evaluation of the customer's financial condition and credit history and generally requires no collateral. The Company's customers located outside of North America pay on a cash in advance basis. However, such credit risk is considered limited due to the Company's large customer base. The Company's credit losses for the periods presented have not exceeded management's estimates. The Company's Japanese distributor has accounted for significant portions of its net revenue. A portion of these amounts have been collected under bank Letters of Credit and a portion of these amounts have credit terms.

Cash and Cash Equivalents:

All highly liquid investments maturing in three months or less when purchased are considered as cash equivalents.

Inventory:

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. The Company's inventory consists solely of finished goods.

The Company continually evaluates its inventories by assessing slow moving current product. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory of the Company's individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

Property and Equipment:

Property and equipment are stated at cost. Depreciation of equipment is provided for by the straight-line method over their estimated useful lives.

Accounts Receivable

The Company extends credit to customers an evaluation of the customer's financial condition and credit history and generally requires no collateral. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company's credit losses for the periods presented are insignificant and have not significantly exceeded management's estimates. The Company's allowance for doubtful accounts is $67,661 at December 31, 2003.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2003 (continued)

Revenue Recognition:

Revenue from product sales is recognized as title passes to the customer upon shipment. The Company accrues for estimated sales returns and other allowances in this period in which the related revenue is recognized.

Shipping and Handling Costs:

The Company expenses shipping and handling costs as incurred and includes the expense in selling, general and administrative expenses. Shipping costs is recorded as freight revenue and included in net sales.

Income Taxes:

Provisions for federal and state income taxes are calculated on reported financial statement income based on the current tax law. Such provisions differ from the amounts currently payable because certain items of income and expense, known as temporary differences, are recognized in different tax periods for financial reporting purposes than for income tax purposes. Deferred income taxes are the result of the recognition of tax benefits that management expects to realize from the utilization of net operating loss carry-forwards. The amounts recorded are net of valuation allowance and represent management's estimate of the amount that is more likely than not to be realized.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss). Comprehensive income includes net income plus other comprehensive income (i.e. certain revenues, expenses, gains, and losses reported as separate components of stockholders' equity rather than in net income). For the year ended December 31, 2003, comprehensive loss consists only of net income and, therefore, a Statement of Comprehensive Income (Loss) has not been included in these consolidated financial statements.

Earnings Per Share:

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no Common stock equivalents outstanding as of December 31, 2003.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2003 (continued)

effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company' net loss and loss per share would be unaffected.

	December 31, 2003	December 31, 2002

Net loss attributable to common
shareholders, as reported
Stock compensation calculated under SFAS 123	$ (10,782)	$ (23,857)

Pro forma net loss attributable to
common shareholders	$ -	$ -

	(10,782)	(23,857)

Net loss per share available to common
shareholders - basic and diluted
As reported	$ -	$23.86

Pro forma	$ -	$23.86

Recent Accounting Pronouncements:

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51." This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 ("FIN 46R"), which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the year ended December 31, 2003 (continued)

that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit

Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

The Company's Property and Equipment as at December 31, 2003 and 2002 are as follows:

	December 31, 2003	December 31, 2002

Computers and other equipment	$ 19,081	$ 2,600

Furniture and Fixtures	3,778

	22,859	2,600

Less: Accumulated depreciation	2,351	130

	$ 20,508	$ 2,470

Depreciation expense for the years ended December 31, 2003 and 2002 were $2,221 and $130, respectively.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the year ended December 31, 2003 (continued)

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2003 and December 31, 2002 consisted of the following:

	December 31, 2003	December 31, 2002
Accounts Payable	$ 454,362	$ 219,500
Accrued Expenses	53,696
Payroll Taxes Payable	72,590

Total	$ 580,648	$ 219,500

NOTE 4 - COMMON STOCK

In May 2003, True Religion Apparel, Inc. changed its authorized common shares from 30,000,000 to 1,200,000,000. Prior to the reverse merger, certain former officers surrendered 4,584,000 (pre split shares) shares. The Company then affected a twelve (12) for one (1) forward stock split to bring the shares outstanding to 12,322,800 after the split and surrender of shares occurred. All share amounts have been restated to reflect the retroactive effect of the forward stock split.

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

NOTE 5- RELATED PARTY TRANSACTIONS

On June 23, 2003, the Company entered into a formal, arms-length Share Purchase Agreement with Jeffrey Lubell and Guru Denim, Inc. pursuant to which the Company agreed to acquire all 1,000 of the issued and outstanding shares of Guru Denim, Inc. Eight hundred of these shares of Guru Denim, Inc. were owned by Mr. Lubell, the other 200 shares were owned by The Indigo Group U.S.A., Inc. In consideration for all of the shares of Guru Denim, Inc., the Company agreed to issue 14,571,305 shares of common stock to Mr. Lubell and to pay $300,000 in cash to Indigo Group U.S.A., Inc. The Company also agreed to appoint Mr. Lubell to the Board of Directors and to appoint him President and Chief Executive Officer. The transactions contemplated in this Share Purchase Agreement closed on June 24, 2003.

Under the terms of the Share Purchase Agreement, Mr. Lubell made representations and warranties to the Company such as are customarily made in similar share purchase agreements with majority stockholders and he indemnified the Company against the possibility that any of these representations and warranties might prove inaccurate for a period of one year after closing. To secure his indemnity, Mr. Lubell pledged 1,391,867 of the common shares that were issued to him at the closing of the transaction, to be held in escrow by the Company until the first anniversary of the closing date. By mutual agreement, these pledged shares have been returned to Mr. Lubell.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the year ended December 31, 2003 (continued)

In the term sheet, Jeffrey Lubell conditioned his obligation to close the sale on the successful private placement by the Company of equity with gross proceeds of at least $1,200,000. The Company agreed that this money would be used as operating capital and as a source of proceeds to fund both the $300,000 payment to Indigo Group U.S.A., Inc. and a $250,000 signing bonus to be paid to Mr. Lubell pursuant to his employment agreement with the Company. In the formal Share Purchase Agreement the Company agreed that the Company would be required to raise only the first $900,000 of this money at or prior to closing and that the Company would have until August 23, 2003 to raise the balance of $300,000. In the Share Purchase Agreement, for ease of reference, the Company referred to the first $900,000 of this money as the "First Private Placement" and to the $300,000 balance as the "Second Private Placement". In order to assure Mr. Lubell that the Company would have incentive to complete the Second Private Placement after closing, the Company agreed to issue to him, at closing, such number of common shares as would constitute a sixty-two percent (62%) equity interest. This sixty-two percent (62%)

interest was to be reduced to fifty-two percent (52%) when the Company completed the Second Private Placement.

The Company successfully raised the full $300,000 amount of the Second Private Placement and Mr. Lubell surrendered for cancellation 4,676,972 of the 14,571,305 shares that were issued to him at the closing, retaining 9,894,333 shares constituting approximately 52% of the Company's issued and outstanding common shares at that time.

As a condition to the Company's obligation to close the acquisition of the shares of Guru Denim, Inc., the Company required that Mr. Lubell assign all of the intellectual property that was previously used by Guru Denim, Inc. under license from Mr. Lubell, including all of the "True Religion Brand Jeans" trademarks. As a result, Mr. Lubell assigned all of this intellectual property to Guru Denim, Inc. by a written assignment dated June 19, 2003.

Advances to related parties at December 31, 2003 consists of $9,365 and relates to an advance from a director. No repayment terms are associated with this advance.

NOTE 6- COMMITMENTS AND CONTINGENCIES

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

Year ending December 31,

2004	$ 53,580
2005	$ 53,580
2006	$ 26,790

$ 133,950

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the year ended December 31, 2003 (continued)

NOTE 7- EMPLOYEE CONTRACTS

On June 24, 2003, the Company entered into an employment agreement with Jeffrey Lubell pursuant to which Mr. Lubell will serve as the President of the Company for a one year term. On June 23, 2004, the term of Mr. Lubell's employment with the Company will automatically renew for a successive one-year period unless either party to the agreement gives to the other party at least 90 days advance notice that they do not wish to renew. The Company has paid to Mr. Lubell a signing bonus of $250,000 and will pay to Mr. Lubell a monthly base salary of $15,000 plus additional monthly compensation equal to three percent (3%) of net sales revenue received by the Company and our subsidiary Guru Denim, Inc. during the month immediately preceding payment. As defined in Mr. Lubell's employment agreement, net sales means income from sales of goods and services by Guru Denim, Inc., minus the cost associated with things like returned or undeliverable merchandise, bad debts and costs of collection.

On September 1, 2003, the Company entered into an employment agreement with Charles A. Lesser pursuant to which Mr. Lesser will serve as the Chief Financial Officer of the Company and Chief Operating Officer of Guru Denim, Inc. for a one year term. On August 31, 2004, the term of Mr. Lesser's employment with the Company will automatically renew for a successive one-year period unless either party to the agreement gives to the other party at least 30 days advance notice that they do not wish to renew. The Company will pay to Mr. Lesser a monthly base salary of $10,400 plus $600 non-accountable auto allowance. The Company also agreed to grant to Mr. Lesser 450,000 stock options with an exercise price of $0.48 per share. The Company can terminate the agreement at any time without cause by payment of a severance equal to four months salary and benefits.

NOTE 8 - STOCK OPTIONS

True Religion has not adopted a formal stock option plan to provide stock-based incentive compensation to employees, consultants, directors and other advisors.

On July 19, 2003 the board of directors granted 450,000 stock options with an exercise price of $0.48 to Charles A. Lesser, the company's Chief Financial Officer. At the time of this grant, Mr. Lesser was the Chief Operating Officer of the company's subsidiary company Guru Denim, Inc. These stock options vest at the rate of 12,500 per month beginning on the first day of the month following the date of the Agreement. There were no stock options exercised during the year ended December 31, 2003. There was no expense to recognize under APB 25.

On July 19, 2003 the board of directors granted to Mr. Mark Saltzman, one of the Company's directors, 15,000 stock options at an exercise price of $0.48 for his service as a Director from July 1, 2003 - June 30, 2004.

Changes in the status of options are summarized for years ended December 31,

	2003	2002
Outstanding at beginning of year	-	-
Granted	465,000	-
Canceled or expired	-	-
Exercised	-	-
Price range of options	$0.48	-
Outstanding at end of year	465,000	-

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the year ended December 31, 2003 (continued)

There were no stock options exercised during the year ended December 31, 2003 and there were no stock options or stock appreciation rights outstanding on December 31, 2003.

NOTE 9 - CONCENTRATIONS OF CERTAIN RISKS

The Company performs ongoing credit evaluations of its customers financial condition, and limits the amount of credit extended when deemed necessary, but generally does not require collateral. At December 31, 3003 one of the Company's customers accounted for 15% of the Company's accounts receivable and 43% of the Company's net sales for the year ended December 31, 2003.

The Company manufactures its denim products through the use of a contract manufacturing facility on an order by order basis. The Company does not have a manufacturing contract with its supplier. The Company is currently seeking additional contract manufacturers to diversify its production and its risk.

NOTE 10 - INCOME TAXES

The Provision for income taxes is composed of the following:

	2003	2002

Deferred:
Benefit of NOL carryforward	3,410	7,546
Valuation Allowance	(3,410)	(7,546)
	-	-

As of December 31, 2003 unused net operating losses of approximately $34,000 are available to offset future years federal and state taxable income. SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Based upon the Company's short term historical operating performance, the Company provided a full valuation allowance against the deferred tax asset.
	December 31, 2003	December 31, 2002
Statutory federal income tax rate	25.00%	25.00%
State income tax (net of federal benefit)	6.63%	6.63%

Negative valuation adjustment	-31,63%	-31.63%

Effective tax rate	0%	0%

Income taxes paid amounted to $800 and $800 for California Franchise Tax for the years ended December 31, 2003 and 2002.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the year ended December 31, 2003 (continued)

NOTE 11 - LEGAL PROCEEDINGS

On December 12, 2003, the Company's subsidiary Guru Denim, Inc. filed a lawsuit in the Superior Court of the County of Los Angeles against The Indigo Group USA, Inc. and Jeremy Lew for damages in the amount of $800,000 and declaratory and injunctive relief for intentional interference with the Company's company's business relations with third parties. The Indigo Group USA, Inc. is a former shareholder of Guru Denim, Inc., and Mr. Lew is one of The Indigo Group USA, Inc.'s officers. The Complaint asserts that The Indigo Group USA, Inc. and Jeremy Lew have contacted current and former contractors and parties having business relations with the Company as part of a broad campaign to injure our company's business reputation and credit, to interfere with the Company's business relationships and to infringe upon its trademarks.

On January 13, 2004, The Indigo Group USA, Inc. and Jeremy Lew filed a Cross-Complaint against the Company's subsidiary, Guru Denim, Inc. and its President, Jeffrey Lubell for damages in the amount of $1,000,000 claiming breach of written and oral contracts, fraud, conversion and unfair competition and asking for damages and rescission of a mutual release dated June 19, 2003 and a settlement agreement dated as of November 5, 2003.

The Company is vigorously prosecuting the Complaint in this lawsuit and defending the Cross-Complaint filed against Guru Denim, Inc.

NOTE 12 - SUBSEQUENT EVENTS

The Board of Directors of the Company, having determined that it was not in the Company's best interest to pursue exploration of the mineral claims owned by its subsidiary, Gusana Explorations (British Columbia) Inc. and, the Company having no interest in mineral exploration and wanting to limit liability, decided to sell Gusana Explorations (British Columbia) Inc. to Michael Lathigee, an ex-director, for nominal consideration of $1.00, giving no representations or warranties. The share transfer agreement was signed on January 12, 2004 and the purchase price of $1.00 was paid by Mr. Lathigee on January 14, 2004. Gusana Explorations (British Columbia), Inc. was carried on the Company's books at no value.

On January 15, 2004, the Company sold an aggregate of 900,000 units, at a price of $1.11 per unit for aggregate gross proceeds of $999,990 to two non-U.S. persons in offshore transactions relying on exemptions from the registration requirements of the Securities Act provided by Regulation S. Each unit is comprised of one common share and one transferable share purchase warrant that will entitle the holder to purchase one additional share at an exercise price of $1.11 per share.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the year ended December 31, 2003 (continued)

In the Subscription Agreement, the Company agreed to use its best efforts, at its sole cost and expense, to file a registration statement on Form SB-2 with the Securities and Exchange Commission on or before February 15, 2004, registering the units sold in this private placement and all of the common shares that were sold in the July 29, 2003 and June 16, 2003 private placements and to use the Company's best efforts to cause the registration statement declared effective by the Securities and Exchange Commission by June 30, 2004. In the event that:

  The Company fails to file a registration statement by February 15, 2004; or
  The Company fails to cause that registration statement declared effective by June 30, 2004;

then the Company will pay liquidated damages equal to two percent (2%) of the subscription price for each 30 day period or portion thereof until the filing date or the effective date, whichever is applicable.

The Company filed a registration statement on Form SB-2 on February 13, 2004.

On March 29, 2004, True Religion Apparel, Inc and its subsidiary company, Guru Denim Inc. signed an accounts receivable financing agreement with First Capital Western Region. Under the agreement, First Capital has agreed to provide advance credit approval, and to purchase and collect all eligible U. S. and some foreign accounts receivable. In addition, First Capital has agreed to provide cash advances to Guru Denim, Inc. equal to 80% (eighty percent) of the amount of all approved sales invoices submitted.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

In November, 2003, we decided to engage new auditors as our independent accountants to audit our financial statements. Our board of directors approved the change of accountants to Stonefield, Josephson, Inc. effective on November 12, 2003. Accordingly, we dismissed Malone & Bailey on November 13, 2003. Malone and Bailey was appointed our principal independent accountant on May 9, 2003 after the dismissal of our previous principal independent accountants, Davidson & Company on May 7, 2003.

During our recent fiscal years ended August 31, 2002 and 2001, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Davidson & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Davidson & Company for either of the fiscal years ended August 31, 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was based on the appointment of new directors to our board of directors.

We have engaged the firm of Stonefield, Josephson, Inc. as of November 12, 2003. In connection with the fiscal years ended August 31, 2002 and 2001 and any subsequent interim periods preceding the change in accountants, Stonefield, Josephson, Inc. was not consulted on any matter relating to accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements. In connection with the fiscal years ended August 31, 2002 and 2001 and any subsequent interim periods preceding the change in accountants, Stonefield, Josephson, Inc. did not provide any written or oral advice that was an important factor considered by it in reaching any decision as to the accounting, auditing or financial reporting issues.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and the duration of their office are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jeffrey Lubell	President, Chief Executive Officer and Director	47	June 24, 2003
Kymberly Lubell	Director and Secretary	37	July 4, 2003
Mark Saltzman	Director	55	July 4, 2003
Charles A. Lesser	Chief Financial Officer	57	September 1, 2003

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which s/he was employed.

Jeffrey Lubell, President, Chief Executive Officer and Director

Mr. Lubell became a Director and our President on June 24, 2003. Mr. Lubell is also President of our wholly owned subsidiary company, Guru Denim, Inc., a company founded by Mr. Lubell in November 2002. From 2001 to May, 2002, Mr. Lubell was the President and Creative Director (Men's) of Hippie Jeans based in Commerce, California, where Mr. Lubell was responsible for creative design concepts and establishing and managing the company's presence at national and regional trade shows. From 1998 to 2001, Mr. Lubell was the Vice President and Creative Director of Jefri Jeans & Bella Dahl based in Los Angeles, California. From 1978 to 1998, Mr. Lubell was the President and CEO of Jeffrey Lubell Textiles, based in Los Angeles, California, a textile design and distribution firm that Mr. Lubell founded.

Kymberly Lubell, Director and Secretary

Ms. Lubell became a Director and our Secretary on July 4, 2003. Ms. Lubell is also design director for women's products for Guru Denim, Inc. since January 1, 2004. From 2002 to 2003, Ms. Lubell was employed by LEI/Jones Apparel Group of Commerce, California where she was responsible for creative design. In 2002, Ms. Lubell was a creative designer for Laundry by Liz Claiborne of Commerce, California. From 2001 to 2002, Ms. Lubell was the Vice President and Creative Director (Women's) of Hippie Jeans/Azteca Productions, based in Commerce, California. From 1998 to 2001, Ms. Lubell was the President and Creative Director of Bella Dahl and Jefri Jeans of Los Angeles, California and from 1986 to 1994, Ms. Lubell was the owner and designer of I Like This of Los Angeles, California.

Mark Saltzman, Director

Mr. Saltzman became a Director of our company on July 4, 2003. Mr. Saltzman is Operations Director of Joie, a manufacturer of women's apparel since June 2003. From 2002 to June 2003, Mr. Saltzman has been a consultant for Consulting Services Group, a Manhattan Beach, California firm that provides on site consulting services for wholesale apparel, specializing in sales training, management, operations, planning, licensing, merchandising and marketing. From 1997 to 2001, Mr. Saltzman was the Vice President of Sales and Operations for Strategic Partners, Inc. of Los Angeles, California where he was responsible for hiring, training and managing the national sales force. From 1975 to 1995, Mr. Saltzman held various senior officer positions with numerous different apparel companies in the western United States.

Charles A. Lesser, Chief Financial Officer

Mr. Lesser became the Chief Financial Officer of our company and the Chief Operating Officer of our wholly owned subsidiary, Guru Denim Inc. on September 1, 2003. Mr. Lesser was Acting President and a Director of Alpha Virtual Inc., a software development company listed on the OTCBB from March, 2003. From 1997 until 2002, Mr. Lesser was Chief Financial Officer and a Director of CBCom, Inc., an internet service provider whose common shares were quoted on the OTCBB. Mr. Lesser holds a B.A. degree from the University of Pittsburgh and a M.B.A. degree from the University of the Witwatersrand.

Significant Employees

We do not currently have any significant employees aside from Jeffrey Lubell, President and design director for men's products; Kymberly Lubell, Company Secretary and design director for women's products; and Charles Lesser, Chief Financial Officer.

Family Relationships

Jeffrey Lubell and Kymberly Lubell are husband and wife.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, except that Kymberly Lubell was President and Jeffrey Lubell was Vice President of Bella Dahl, Inc. a manufacturer of men's and women's apparel, until December 2001. In April 2002, Bella Dahl, Inc., under financial duress, filed a bankruptcy petition under Chapter 7 of the United States Bankruptcy Code;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2003, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, , with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Jeffrey Lubell	1(2)	1(2)	Nil
Kymberly Lubell	1(1)	1(1)	Nil
Mark Saltzman	2(1)(2)	2(1)(2)	Nil
Charles A. Lesser	1(1)	1(1)	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

(2) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

Code of Ethics

Effective March 26, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and chief financial officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief financial officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or chief financial officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or chief financial officer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: True Religion Apparel, Inc., 201 East Arena Street, El Segundo, California 90245.

Item 10. Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended December 31, 2002, August 31, 2002 and 2001. No other executive officer of our company received annual salary and bonus in excess of $100,000 for the year ended December 31, 2003, except as listed below.
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Jeffrey Lubell President and CEO (2)	2003	$90,000	$61,000 (3)	Nil	Nil	Nil	Nil	Nil
Charles A. Lesser (4) Chief Financial Officer	2003	$41,600	Nil	Nil	450,000	Nil	Nil	Nil

(1) The value of perquisites and other personal benefits, securities and property for the executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Jeffrey Lubell became our President and CEO on June 24, 2003.

(3) Jeffrey Lubell receives 3% of sales less returns and financing costs, plus an annual salary of $180,000.

(4) On an annual basis, Mr. Lesser receives a salary of $125,000. The number shown is prorated to reflect that Mr. Lesser was appointed as our CFO on September 1, 2003.

Stock Options / SAR Grants

We have not adopted a formal stock option plan to provide stock-based incentive compensation to employees, consultants, directors and other advisors; however, we plan to implement both an Employee Stock Option Plan and a Directors Stock Option Plan in 2004.

On July 19, 2003 our board of directors granted 450,000 stock options with an exercise price of $0.48 to Charles A. Lesser, our Chief Financial Officer. At the time of this grant, Mr. Lesser was the Chief Operating Officer of our subsidiary company Guru Denim, Inc. These stock options vest at the rate of 12,500 per month beginning on the first day of the month following the date of the Agreement. There were no stock options exercised during the year ended December 31, 2003.

On July 19, 2003 our board of directors granted to Mr. Mark Saltzman, one of our directors, 15,000 stock options at an exercise price of $0.48 for his service as a Director from July 1, 2003 - June 30, 2004.

There were no stock options exercised during the year ended December 31, 2003 and there were no stock options or stock appreciation rights outstanding on December 31, 2003.

Compensation of Directors

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Mr. Mark Saltzman received $1,000 as compensation for his services as a director plus an award of 15,000 stock options at an exercise price of $0.48.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On June 24, 2003, we entered into an employment agreement with Jeffrey Lubell pursuant to which Mr. Lubell will serve as the President of our company for a one year term. On June 23, 2004, the term of Mr. Lubell's employment with our company will automatically renew for a successive one-year period unless either party to the agreement gives to the other party at least 90 days advance notice that they do not wish to renew. We have paid to Mr. Lubell a signing bonus of $250,000 and we will pay to Mr. Lubell a monthly base salary of $15,000 plus additional monthly compensation equal to three percent (3%) of net sales revenue received by our company and our subsidiary Guru Denim, Inc. during the month immediately preceding payment. As defined in Mr. Lubell's employment agreement, net sales revenue means income from sales of goods and services by Guru Denim, Inc., minus the cost associated with things like returned or undeliverable merchandise, bad debts and costs of collection.

On September 1, 2003, we entered into an employment agreement with Charles A. Lesser pursuant to which Mr. Lesser will serve as the Chief Financial Officer of our company and Chief Operating Officer of Guru Denim, Inc. for a one year term. On August 31, 2004, the term of Mr. Lesser's employment with our company will automatically renew for a successive one-year period unless either party to the agreement gives to the other party at least 30 days advance notice that they do not wish to renew. We will pay to Mr. Lesser a monthly base salary of $10,400 plus $600 non-accountable auto allowance. We also agreed to grant to Mr. Lesser 450,000 stock options with an exercise price of $0.48 per share. Our company can terminate the agreement at any time without cause by payment of a severance equal to four months salary and benefits.

Other than as set out in this filing, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

We do not provide pension, retirement or similar benefits for our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. Other than the employment agreements discussed above, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 8, 2004, certain information with respect to the beneficial ownership of our common stock by each security holder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and certain executive officers. Each person has sole voting and investment power with respect to the shares of common stock except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class(1)
Common Shares	Jeffrey Lubell 1561 8th Street Manhattan Beach, CA 90266	9,894,333	50.16%
Common Shares	CEDE & Co. PO Box 20 Bowling Green Station New York, NY 10004	7,296,400	37%
Common Shares	EH & P Investments AG Albisriederstrasse 164 Zurich 8040, Switzerland	1,200,000	6.08%
N/A	Kymberly Lubell 1561 8th Street Manhattan Beach, CA 90266	Nil	0%
Stock Options	Mark Saltzman 834 Palm Drive Hermosa Beach, CA 90254	15,000(2)	0.08%
Stock Options	Charles A. Lesser 902 S. Wooster Avenue Los Angeles, CA 90245	137,500(2)	0.70%
Common Shares	Directors and Officers (as a group)	10,046,833(3)	50.93%

(1) Based on 19,725,133 shares outstanding as of April 8, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Representing options to purchase shares of our common stock granted on July 19, 2003 that are currently exercisable or exercisable within 60 days.

(3) Including 152,500 options to purchase shares of our common stock currently exercisable or exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

DESCRIPTION OF COMMON STOCK

We are authorized to issue 1,200,000,000 common shares with $0.00001 par value. As at April 8, 2004 we had 19,725,133 common shares outstanding. Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share rateably in all net assets available for distribution to security holders after payment to creditors. The common stock is not convertible or redeemable and has no pre-emptive, subscription or conversion rights.

Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of security holders. There are no cumulative voting rights.

The holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available therefor at such times and in such amounts as our board of directors may from time to time determine. Holders of common stock will share equally on a per share basis in any dividend declared by the board of directors. We have not paid any dividends on our common stock, nor do we anticipate paying any cash dividends on our common stock in the foreseeable future.

In the event of a merger or consolidation, all holders of our common stock will be entitled to receive the same per share consideration.

Item 12. Certain Relationships and Related Transactions.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

The Acquisition of Guru Denim, Inc.

On June 23, 2003, we entered into a formal, arms-length Share Purchase Agreement with Jeffrey Lubell and Guru Denim, Inc. pursuant to which we agreed to acquire all 1,000 of the issued and outstanding shares of Guru Denim, Inc. Eight hundred of these shares of Guru Denim, Inc. were owned by Mr. Lubell, the other 200 shares were owned by The Indigo Group U.S.A., Inc. In consideration for all of the shares of Guru Denim, Inc., we agreed to issue 14,571,305 shares of our common stock to Mr. Lubell and to pay $300,000 in cash to Indigo Group U.S.A., Inc. We also agreed to appoint Mr. Lubell to our Board of Directors and to appoint him as our President and Chief Executive Officer. The transactions contemplated in this Share Purchase Agreement closed on June 24, 2003.

Under the terms of the Share Purchase Agreement, Mr. Lubell made representations and warranties to our company such as are customarily made in similar share purchase agreements with majority stockholders and he indemnified our company against the possibility that any of these representations and warranties might prove inaccurate for a period of one year after closing. To secure his indemnity, Mr. Lubell pledged 1,391,867 of the common shares that we issued to him at the closing of the transaction, to be held in escrow by our company until the first anniversary of the closing date. By mutual consent, these shares were returned to Mr. Lubell.

In the term sheet, Jeffrey Lubell conditioned his obligation to close the sale on the successful private placement by our company of equity with gross proceeds of at least $1,200,000. We agreed that this money would be used as operating capital and as a source of proceeds to fund both the $300,000 payment to Indigo Group U.S.A., Inc. and a $250,000 signing bonus to be paid to Mr. Lubell pursuant to his employment agreement with our company. However, in the formal Share Purchase Agreement we agreed that we would be required to raise only the first $900,000 of this money at or prior to closing and that we would have until August 23, 2003 to raise the balance of $300,000. In the Share Purchase Agreement, for ease of reference, we referred to the first $900,000 of this money as the "First Private Placement" and to the $300,000 balance as the "Second Private Placement". In order to assure Mr. Lubell that we would have incentive to complete the Second Private Placement after closing, we agreed to issue to him, at closing, such number of common shares in our company as would constitute a sixty-two percent (62%) equity interest. This sixty-two percent (62%) interest was to be reduced to fifty-two percent (52%) when we completed the Second Private Placement.

We successfully raised the full $300,000 amount of the Second Private Placement and Mr. Lubell surrendered for cancellation 4,676,972 of the 14,571,305 shares that we issued to him at the closing, retaining 9,894,333 shares constituting approximately 52% of our company's issued and outstanding common shares at that time.

As a condition to our obligation to close the acquisition of the shares of Guru Denim, Inc., we required that Mr. Lubell assign to our company all of the intellectual property that was previously used by Guru Denim, Inc. under license from Mr. Lubell, including all of the "True Religion Brand Jeans" trademarks. As a result, Mr. Lubell assigned all of this intellectual property to Guru Denim, Inc. by a written assignment dated June 19, 2003.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits
Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed November 5, 2001).
3.2	Bylaws as Amended (incorporated by reference from our Form SB-2 Registration Statement, filed November 5, 2001).
(10)	Material Contracts
10.1

Letter Agreement between Guru Denim, Inc. and Jameric, Inc. dated May 20, 2003 for exclusive distribution rights in Japan (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003).

10.2

Letter Agreement between Guru Denim, Inc. and Melwani Agency dated May 15, 2003 for exclusive distribution rights in the United Kingdom, Ireland and Scotland (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003).

10.3	Employment Agreement between Gusana Explorations Inc. and Jeffrey Lubell dated June 20, 2003 (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003).
10.4

Lease dated June 5, 2003 between Guru Denim, Inc. and Bob Hawk and Janet Hawk for premises located at 201 East Arena Street, El Segundo, California (incorporated by reference from our Form 8-K/A Current Report, filed July 10, 2003).

10.5	Share Purchase Agreement dated June 23, 2003, between Gusana Explorations Inc., Jeffrey Lubell and Guru Denim, Inc. (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003).
10.6	Subscription Agreement dated June 16, 2003 between Gusana Explorations Inc. and EH & P Investments (incorporated by reference from our Form SB-2 Registration Statement, filed February 13, 2004).
10.7	Subscription Agreement dated July 16, 2003 between Gusana Explorations Inc. and Hilton Getz (incorporated by reference from our Form SB-2 Registration Statement, filed February 13, 2004).
10.8

Subscription Agreement dated January 16, 2004 between True Religion Apparel, Inc. and Tonga Finance and Trading AG (incorporated by reference from our Form SB-2 Registration Statement, filed February 13, 2004).

10.9	Subscription Agreement dated January 16, 2004 between True Religion Apparel, Inc. and Romofin AG (incorporated by reference from our Form SB-2 Registration Statement, filed February 13, 2004).
10.10

Factoring and Security Agreement dated March 25, 2004 between FCC, LLC, a Florida limited liability company doing business in California as First Capital Western Region, LLC and Guru Denim, Inc., a wholly owned subsidiary of True Religion Apparel, Inc.

(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics.
(21)	Subsidiaries
21.1	Guru Denim, Inc.
(31)	Section 302 Certifications
31.1	Certification.
31.2	Certification.
(32)	Section 906 Certification
32.1	Certification

Reports on Form 8-K

On November 18, 2003 reporting the changes in our certifying accountant.

On December 5, 2003 amending our July 9, 2003 report and our July 10, 2003 amended report, reporting our acquisition of Guru Denim, Inc.

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Stonefield Josephson for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003 were $1,165.

Audit Related Fees

For the fiscal year ended December 31, 2003, the aggregate fees billed for assurance and related services by Stonefield Josephson relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $35,201.

Tax Fees

For the fiscal year ended December 31, 2003, the aggregate fees billed by Stonefield Josephson for other non-audit professional services, other than those services listed above, totalled $4,025.

We do not use Stonefield Josephson for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Stonefield Josephson to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Stonefield Josephson is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Stonefield Josephson and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Stonefield Josephson's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TRUE RELIGION APPAREL, INC.

By: /s/ Jeffrey Lubell
Jeffrey Lubell, President, CEO, and Director (Principal Executive Officer)

Date: April 14, 2004

By: /s/ Charles A. Lesser
Charles A. Lesser, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jeffrey Lubell
Jeffrey Lubell, President, CEO, and Director (Principal Executive Officer)

Date: April 14, 2004

By: /s/ Kymberly Lubell
Kymberly Lubell, Secretary

Date: April 14, 2004

By: /s/ Mark Saltzman
Mark Saltzman, Director

Date: April 14, 2004

By: /s/ Charles A. Lesser
Charles A. Lesser, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 14, 2004