Form 10QSB
period 2004-03-31
TRUE RELIGION APPAREL INC
filed 2004-05-18
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 6, 2004 there were 19,725,133 common shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)

FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONSOLIDATED BALANCE SHEETS
	March 31, 2004 (Unaudited)	December 31, 2003

ASSETS

Current Assets:
Cash	$ 822,317	$ 64,432
Accounts receivable, net of allowance of $85,090 and 67,661, respectively	1,584,584	687,177
Inventory	1,134,219	652,245

Total current assets	3,541,120	1,403,854

Equipment, net	103,697	20,508

Other Assets	64,313	48,032

TOTAL ASSETS	$ 3,709,130	$ 1,472,394

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31, 2004 (Unaudited)	December 31, 2003

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$ 987,897	$ 580,648
Advance-related party	9,365	9,365
Advance from factor (Note 3)	500,000
Income taxes payable	148,900

Total current liabilities	1,646,162	590,013

Commitments and Contingencies	-	-

Shareholders' Deficit:
Common Stock, $.001 par value, 1,200,000,000 shares authorized, 19,725,133 and 18,825,133 issued and outstanding, respectively	19,735	18,835
Additional paid in capital	1,897,285	898,185
Stock subscription receivable	(75,000)
Retained Earnings / (Accumulated Deficit)	220,948	(34,639)

Total Shareholders' Equity	2,062,968	882,381

TOTAL LIABILITIES AND EQUITY	$ 3,709,130	$ 1,472,394

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2004 and 2003
(unaudited)

	Three Months Ended March 31
	2004	2003

Net Sales	$ 2,694,809	$ 87,813
Cost of Sales	1,397,304	39,346

Gross Profit	1,297,505	48,467

Costs and Expenses:
Selling and shipping	431,493	23,094
General and administrative	461,525	35,323

Income (Loss) before Provision for Income Taxes	404,487	(9,950)

Income Tax Provision	148,900

Net income (loss)	$ 255,587	$ (9,950)

Basic Income (Loss) per share	$ 0.01
Diluted Income (Loss) per share	$ 0.01
Weighted average shares outstanding - Basic and diluted	19,275,133	14,571,305

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
	Three months ended March 31, 2004 (Unaudited)	Three months ended March 31, 2003 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 255,587	$ (9,950)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation and amortization	6,912	130

Changes in assets and liabilities:
(Increase) Decrease in assets
Accounts Receivable	(897,407)	(31,329)
Inventory	(481,974)	(27,832)
Due from officer	-	(9,000)
Other assets	(16,280)	-

Increase (Decrease) in liabilities
Accounts payable and accrued expenses	407,249	88,656
Income taxes payable	148,900

Net cash provided by (used in) operating activities	(577,013)	10,675

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchase of equipment	(90,101)	-

Net cash provided by (used in) investing activities	(90,101)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES- Proceeds from Private Placements	925,000
Advance from factor	500,000

Net cash provided by (used in) financing activities	1,425,000

Net increase in cash	757,886	10,675
Cash, beginning of period	$ 64,431	$ -

Cash, end of period	$ 822,317	$ 10,675

Supplemental disclosure of cash flow information:
Interest Paid	$ 0	$ 0
Taxes Paid	$ 0	$ 0

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the three months ended March 31, 2004 (unaudited)

NOTE 1 - BASIS OF PRESENTATION

Description of the Company:

On June 23. 2003 (effective July 1, 2003 for accounting purposes), Guru Denim, Inc., a California corporation, was acquired by True Religion Apparel, Inc. (formerly Gusana Explorations Inc.) ("True Religion"), a publicly held company that was previously engaged in mineral exploration, in an exchange of common stock which was accounted for as a reverse merger ("Share Purchase Agreement"). Under the terms of this share exchange, True Religion Apparel acquired all of the issued and outstanding shares of Guru Denim's common stock in exchange for 14,571,305 shares of True Religion Apparel's common stock issued to Jeffrey Lubell and the payment of $300,000 in cash to Indigo Group U.S.A. Inc. The Company accounted for this transaction as a purchase of the assets and liabilities of True Religion and was the surviving Company for accounting purposes.

True Religion Inc., a Nevada corporation, was formed in April 25, 2001. Through a wholly owned subsidiary corporation formed in British Columbia, Canada, known as Gusana Explorations (British Columbia) Inc., True Religion acquired and explored certain mineral claims located in British Columbia, Canada. During its third quarter ending May 31, 2003, True Religion decided that it could not raise sufficient capital for the purposes of successfully implementing its business plan to identify, explore and exploit its mineral resource properties and the Company subsequently decided to allow these mineral claims to lapse in favor of other business opportunities. On January 12, 2004 True Religion sold Gusana Explorations (British Columbia) Inc. back to Michael Lathigee, an ex-director, for the amount of $1.00.

Guru Denim, Inc., a California corporation was formed November 7, 2002 for the design, manufacture, marketing, distribution and sale of high-fashion denim jeans. The Company considers its activities to be one business segment.

Principles of Consolidation

These consolidated  financial  statements  include the accounts of the Company  and  its  wholly   owned   subsidiary Guru Denim , Inc.  All material inter-company accounts have been eliminated in consolidation.

Basis of Presentation

The balance sheet of the Company as of March 31, 2004, the related statements of operations for the three months ended March 31, 2004 and 2003 and the statements of cash flows for the three months ended March 31, 2004 and 2003 included in the financial statements have been prepared

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the three months ended March 31, 2004 (unaudited)

by the Company without audit. The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. The consolidated financial statements should be read in conjunction with the financial statements included in the annual report of True Religion, Inc. and Subsidiary (the "Company") on Form 10-KSB for the year ended December 31, 2003.

Accounting Policies

There have been no changes in  accounting  policies used by the Company during the quarter ended March 31, 2004.

There were no stock options exercised during the three months ending March 31, 2004 and there were no stock options or stock appreciation rights outstanding on March 31, 2003

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the three months ended March 31, 2004 (unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - COMMON STOCK

For the three months ended March 31, 2004 (unaudited)

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

In the Subscription Agreement, the Company agreed to use its best efforts, at its sole cost and expense, to file a registration statement on Form SB-2 with the Securities and Exchange Commission on or before February 15, 2004, registering the units sold in its January 15, 2004 private placement and all of the common shares that were sold in the Company's July 29, 2003 and June 16, 2003 private placements and to use the Company's best efforts to cause the registration statement declared effective by the Securities and Exchange Commission by June 30, 2004. In the event that:

  the Company failed to file a registration statement by February 15, 2004; or
  the Company failed to cause that registration statement declared effective by June 30, 2004;

then the Company would have been required to pay liquidated damages equal to two percent (2%) of the subscription price for each 30 day period or portion thereof until the filing date or the effective date, whichever is applicable. Each of the subscribers in the January 15, 2004 private placement placed into trust with the Company's attorneys a portion of the proceeds of the subscription, as a 'hold back' to secure the Company's timely compliance with the two registration conditions described above. The hold back, which was for an aggregate total amount of $150,000, was to be released to the Company in two equal installments of $75,000 if and as the Company timely complied with the two registration conditions. The registration statement was filed on February 13, 2004 and it was declared effective, without review, by the Securities and Exchange Commission, on May 13, 2004, and the Company has therefore complied with both of the conditions described above. The Company has received both $75,000 installments from its attorneys.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the three months ended March 31, 2004 (unaudited)

NOTE 3 - ACCOUNTS RECEIVABLE FINANCING

On March 29, 2004, Guru Denim Inc. signed a Factoring and Security Agreement (the "Agreement") with FCC, LLC, a Florida limited liability company doing business in California as First Capital Western Region, LLC. Under this Agreement, Guru Denim, Inc. offered to sell to First Capital all of its accounts receivable that result from the sale of goods or the performance of service, on a credit approved basis or, where credit approval is not forthcoming, on a full recourse basis.

The purchase price of the accounts receivable will be the net invoice amount of the accounts receivable purchased by First Capital, less First Capital's factoring commission of 0.75%. In addition, First Capital will establish a reserve account, from which it may in its sole discretion grant to Guru Denim, Inc., from time to time, an advance calculated pursuant to a formula contained in the Factoring Agreement.

Guru Denim, Inc. is required to pay interest on money remitted, paid, advanced or otherwise charged to its account by First Capital, at a rate of 1% above First Capital's prime rate. First Capital's prime rate is currently 4%. Guru Denim, Inc. is also required to pay to First Capital a factoring commission equal to 0.75% of the gross invoice amount of each account receivable, subject to a minimum commission of $3.00 per invoice or credit memo, and a minimum factoring commission per month of $2,000.

On March 30, 2004, First Capital provided an advance of $500,000 against accounts receivable to be assigned subsequent to March 31, 2004. As Guru Denim, Inc. receives payments from customer invoices, it remits these payments to First Capital and pays down the advance.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the three months ended March 31, 2004 (unaudited)

NOTE 4 - LEGAL PROCEEDINGS

On December 12, 2003, the Company's subsidiary Guru Denim, Inc. filed a lawsuit in the Superior Court of the County of Los Angeles against The Indigo Group USA, Inc. and Jeremy Lew for damages in the amount of $800,000 and declaratory and injunctive relief for intentional interference with the Company's company's business relations with third parties. The Indigo Group USA, Inc. is a former shareholder of Guru Denim, Inc., and Mr. Lew is one of The Indigo Group USA, Inc.'s officers. The Complaint asserts that The Indigo Group USA, Inc. and Jeremy Lew have contacted current and former contractors and parties having business relations with the Company as part of a broad campaign to injure the Company's business reputation and credit, to interfere with the Company's business relationships and to infringe upon its trademarks.

On January 13, 2004, The Indigo Group USA, Inc. and Jeremy Lew filed a Cross-Complaint against the Company's subsidiary, Guru Denim, Inc. and the Company's President, Jeffrey Lubell for damages in the amount of $1,000,000 claiming breach of written and oral contracts, fraud, conversion and unfair competition and asking for damages and rescission of a mutual release dated June 19, 2003 and a settlement agreement dated as of November 5, 2003.

The Company is vigorously prosecuting the Complaint in this lawsuit and defending the Cross-Complaint filed against Guru Denim, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing.

Financial Condition, Liquidity and Capital Resources

We were incorporated under the laws of the State of Nevada on April 25, 2001 under the name Gusana Explorations Inc. From the date of our incorporation until our company's acquisition of Guru Denim, Inc. on June 24, 2003, our company was engaged in exploration and acquisition of mineral properties. Our principal capital resources were acquired through issuance of common stock and from shareholder loans.

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

On January 15, 2004, we sold an aggregate of 900,000 units, at a price of $1.11 per unit for aggregate gross proceeds of $999,990 to two non-U.S. persons in offshore transactions relying on exemptions from the registration requirements of the Securities Act provided by Regulation S. Each unit was comprised of one common share and one transferable share purchase warrant that will entitle the holder to purchase one additional share at an exercise price of $1.11 per share. In the Subscription Agreements, we agreed to use our best efforts, at our sole cost and expense, to file a registration statement on Form SB-2 with the Securities and Exchange Commission on or before February 15, 2004, registering the units sold in this private placement and all of the common shares that were sold in the July 29, 2003 and June 16, 2003 private placements and to use our best efforts to cause the registration statement declared effective by the Securities and Exchange Commission by June 30, 2004. If we:

  failed to file the registration statement by February 15, 2004; or
  failed to cause that registration statement to be declared effective by June 30, 2004;

we would have been required to pay liquidated damages equal to two percent (2%) of the subscription price for each 30 day period or portion thereof until the filing date or the effective date, whichever was applicable. Each of the subscribers placed into trust with our attorneys a portion of the proceeds of the subscription, as a 'hold back' to secure our timely compliance with the two registration conditions described above. The hold back, which was for an aggregate total amount of $150,000, was to be released to us in two equal installments of $75,000 if and as we timely complied with the two registration conditions. The registration statement was filed on February 13, 2004 and it was declared effective, without review, by the Securities and Exchange Commission on May 13, 2004, and the Company has therefore complied with both of the conditions described above. The Company has received both $75,000 installments from its attorneys.

Results of Operations

The Three Months ended March 31, 2004 vs. March 31, 2003

We recorded sales of $2,694,809 and $87,813 for the three months ending March 31, 2004 and 2003. Sales in 2004 and 2003 are related to sales of True Religion Brand Jeans. Gross profit for the three months ending March 31, 2004 was $1,297,505 or 48%. Gross margin is down by approximately 2-3% due to the proportion of sales to distributors, who receive a distributor discount of 25%. We expect the gross margin to remain in the range of 48-52% based upon the current purchase orders with our contract manufacturers.

Selling and shipping expenses for the three months ending March 31, 2004 totaled $431,493 and include purchases of sample fabric, freight, advertising, commissions, travel and trade show expense. Commissions to United States, Canadian and United Kingdom sales representatives amounted to $195,638 and trade show expenses equaled $64,965. Our U.S. sales representative earns 10% commission on net sales less returns and our Canadian and United Kingdom sales representatives earn 12% on net sales. In the first quarter of 2004 we entered into distribution agreements for both the territory of Canada and the territory of the United Kingdom.

General and administrative expenses for the three months ended March 31, 2004 totaled $456,956. The principal components are professional fees related to the lawsuit with The Indigo Group (this lawsuit is discussed in greater detail in Item 1 of Part II of this Quarterly Report on Form 10-QSB, which can be found on page 20) and accounting fees ($107,178) and salaries ($224,529). Salaries have increased as we have added personnel to accommodate the growth in our business. The net income for the three months ending March 31, 2004 was $255,587 versus a net loss of $9,950 for the three months ending March 31, 2003. The company operated as a mining company in 2002 and Guru Denim, Inc., our company's subsidiary, commenced business in November, 2002 and had just started to sell True Religion Brand Jeans.

There were no income taxes paid in 2003 except for California franchise tax of $800. As of December 31, 2003 the Company had approximately $34,000 of net operating loss carryforwards. The Company typically provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company used a combined federal and state tax rate of 40% of net income and provided $150,700 for future tax liabilities.

Off Balance-Sheet Arrangements

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

We are required to pay interest on money remitted, paid, advanced or otherwise charged to our account by First Capital, at a rate of 1% above First Capital's prime rate. As at the date of this quarterly report on Form 10-QSB, First Capital's prime rate is 4%. We are also required to pay to First Capital a factoring commission equal to 0.75% of the gross invoice amount of each account receivable, subject to a minimum commission of $3.00 per invoice or credit memo, and a minimum factoring commission per month of $2,000.

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

Employees

As of March 31, 2004 we had sixteen employees. Of this total, three are officers namely Jeffrey Lubell, President; Kymberley Lubell, Company Secretary and Design Director for Women's Products; and Charles A. Lesser, Chief Financial Officer. Guru Denim Inc. employs a Controller, Production Manager, Customer Service Manager, Design Assistant, Production Assistant, five sample sewers, a patternmaker, a warehouseman and an administrative assistant. Jeffrey Lubell, our President, spearheads product development, marketing and sales. Kymberly Lubell, who is married to Jeffrey Lubell, is an experienced clothing designer and has responsibility for design and development of all women's products. We employ a production manager to monitor our contract manufacturers. Our business strategy is to employ contract manufacturers and to use independent sales agents and distributors in order to keep fixed overhead at a minimum.

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

We have added three miniskirts for spring in stretch and rigid denim fabrics and in corduroy in light fashion colors, such as peach, apple, turquoise, etc. Our hand-dyed t-shirts are available for spring in two styles in approximately 15 colors. In addition, we have a denim blazer for women and a pair of suspender pants for women available for summer delivery.

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

ITEM 3. CONTROLS AND PROCEDURES

Our discussion and analysis of results of operations and financial condition are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, inventories, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following is a brief description of the more significant accounting policies and methods we use.

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

  seek damages in an amount believed to exceed $1,000,000 for the alleged breach of an alleged oral contract between Mr. Lubell and Guru, on the one hand, and Mr. Jeremy Lew, on the other hand, pursuant to which Mr. Lubell and Guru were to pay Mr. Lew for certain creative services.

  seek damages in an amount believed to exceed $1,000,000 for the alleged conversion of certain creative services allegedly provided by Mr. Jeremy Lew to Guru Denim and Mr. Lubell.

  seek to rescind a mutual release dated June 19, 2003, between Guru Denim and Jeffrey Lubell, on the one hand, and the Indigo Group and its president John Kang, on the other hand, which purports to release all claims that the respective parties had against each other, including any claims arising out of the joint venture agreement dated December 6, 2002, on the grounds that the Indigo Group was induced to sign the Release as the result of fraud and economic duress.

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

  seek damages in an amount in excess of $1,000,000 from Mr. Lubell and Guru Denim on the grounds that (a) Mr. Lubell and Guru Denim and their attorneys fraudulently induced The Indigo Group to believe that if it signed the mutual release dated June 19, 2003, it would receive a contract granting it the exclusive right to manufacture True Religion Brand Jeans in the United States; and (b) that Guru Denim and Mr. Lubell fraudulently induced The Indigo Group into signing the settlement agreement dated as of November 5, 2003, by not disclosing their alleged intent to rely on the terms of the settlement agreement to declare certain goods to be delivered thereafter by The Indigo Group as defective.

  seek injunctive relief against Guru Denim, Mr. Lubell and their agents to prevent them from continuing to harm The Indigo Group and Mr. Jeremy Lew by continuing to attempt to gain an unfair business advantage over them.

We are vigorously prosecuting our Complaint in this lawsuit and defending the Cross-Complaint filed against our subsidiary.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 15, 2004, we sold an aggregate of 900,000 units, at a price of $1.1111 per unit for aggregate gross proceeds of $999,990 to two non-U.S. persons in offshore transactions relying on the exemptions from the registration requirements of the Securities Act of 1933 provided by Regulation S, promulgated thereunder. Each unit was comprised of one common share and one transferable share purchase warrant that entitles the holder to purchase one additional share at an exercise price of $1.11 per share on or before the earlier to occur of the date that is sixty (60) days following the date upon which our registration statement is declared effective by the SEC and January 15, 2006.

In the subscription agreement, we agreed to use our best efforts to file a registration statement, at our sole cost and expense, with the Securities and Exchange Commission on or before February 15, 2004, registering the units sold in this private placement and all of the common shares that we sold in the July 29, 2003 and June 16, 2003 private placements. We agreed to use our best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission by June 30, 2004.

If:

  we failed to file a registration statement by February 15, 2004; or

  the registration statement was not declared effective by June 30, 2004;

then we would have been required to pay liquidated damages equal to two percent (2%) of the subscription price paid by each of the two subscribers in the January 15, 2004 private placement for each 30 day period or portion thereof until the filing date or the effective date, whichever is applicable. Each of the subscribers placed into trust with our attorneys a portion of the proceeds of the subscription, as a 'hold back' to secure our timely compliance with the two registration conditions described above. The hold back, which was for an aggregate total amount of $150,000, was to be released to us in two equal installments of $75,000 if and as we timely complied with the two registration conditions. The registration statement was filed on February 13, 2004 and it was declared effective, without review, by the Securities and Exchange Commission on May 13, 2004, and the Company has therefore complied with both of the conditions described above. The Company has received both $75,000 installments from its attorneys.

ITEM 5. OTHER INFORMATION

On February 13, 2004, we filed a registration on Form SB-2 with the SEC registering up to 3,400,000 shares of common stock. On May 10, 2004, we filed a pre-effective amendment to our registration statement. This registration statement was declared effective as of 10 a.m., Eastern Daylight Time on May 13, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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
10.10

Factoring and Security Agreement dated March 25, 2004 between FCC, LLC, a Florida limited liability company doing business in California as First Capital Western Region, LLC and Guru Denim, Inc., a wholly owned subsidiary of True Religion Apparel, Inc. (incorporated by reference from our Form 8-K Current Report, filed on March 31, 2004).

10.11	Distribution Agreement for the territory of Canada.
10.12	Distribution Agreement for the territory of the United Kingdom.
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB Annual Report, filed on April 14, 2004).

(21)	Subsidiaries
21.1	Guru Denim, Inc.
(31)	Section 302 Certifications
31.1	Certification.
31.2	Certification.
(32)	Section 906 Certification
32.1	Certification

Reports on Form 8-K

On January 28, 2004 reporting the participation at a fashion exhibition and the closing of a private placement for proceeds of $1,000,000.

On March 31, 2004 reporting the signing of a Factoring and Security Agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TRUE RELIGION APPAREL, INC.

By: /s/ Jeffrey Lubell
Jeffrey Lubell, President, CEO, and Director (Principal Executive Officer)

Date: May 17, 2004

By: /s/ Charles Lesser
Charles A. Lesser, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 17, 2004