Form 10QSB
period 2004-06-30
TRUE RELIGION APPAREL INC
filed 2004-08-16
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended June 30, 2004

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission File Number: 333-72802
TRUE RELIGION APPAREL INC.

(Exact name of small business issuer specified in its charter)

NEVADA	98-0352633

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1525 Rio Vista Ave. Los Angeles, CA 90035

(Address of Principal Executive Offices)

(323) 266-3072

Issuer's telephone number, including area code

201 East Arena Street, El Segundo, CA 90245

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2004 there were 19,730,133 common shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)

FINANCIAL STATEMENTS

(Unaudited)

June 30, 2004

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONSOLIDATED BALANCE SHEETS
	June 30, 2004 (Unaudited)	December 31, 2003

ASSETS

Current Assets:
Cash	$ 507,110	$ 64,432
Accounts receivable, net of allowance of $90,132 and $67,661, respectively	816,118	687,177
Due from factor, Net of advances	975,225
Inventory	1,459,049	652,245
Prepaid expenses	94,633

Total current assets	3,852,135	1,403,854

Equipment, net	113,982	20,508

Other Assets	87,574	48,032

TOTAL ASSETS	$ 4,053,691	$ 1,472,394

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30, 2004 (Unaudited)	December 31, 2003

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$ 927,951	$ 580,648
Advance-related party	9,365	9,365
Income taxes payable	478,600

Total current liabilities	1,415,916	590,013

Commitments and Contingencies (Note 5)	-	-

Shareholders' Equity:
Common Stock, $.001 par value, 1,200,000,000 shares authorized, 19,730,133 and 18,825,133 issued and outstanding, respectively	19,740	18,835
Additional paid in capital	1,927,180	898,185
Retained Earnings/accumulated deficit	690,855	(34,639)

Total Shareholders' Equity	2,637,775	882,381

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 4,053,691	$ 1,472,394

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
Three and Six Months Ended June 30, 2004 and 2003
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

Net Sales	$ 4,061,906	$ 219,101	$ 6,756,715	$ 306,914
Cost of Sales	2,182,981	113,984	3,580,285	153,330

Gross Profit	1,878,925	105,117	3,176,430	153,584

Costs and Expenses:
Selling and shipping	538,513	85,495	970,006	108,589
General and administrative	540,806	180,326	1,002,330	215,649

	1,079,319	265,821	1,972,336	324,238

Income (Loss) before Provision for Income Taxes	799,606	(160,704)	1,204,094	(170,654)
Provision for Income Taxes	329,700	-	478,600	-

Net income (loss)	$ 469,906	(160,704)	725,494	$(170,654)

Basic Income (Loss) per share	$ 0.02	$(0.01)	$ 0.04	$(0.01)

Diluted Income (Loss) per share	$ 0.02	$ (0.01)	$ 0.04	$(0.01)
Weighted average shares outstanding - Basic	19,730,133	23,102,105	19,280,133	23,102,105
Weighted average shares outstanding - Diluted	19,498,276	23,102,105	19,543,276	23,102,105

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
	Six months ended June 30,2004 (Unaudited)	Six months ended June 30, 2003 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 725,494	$ (170,654)
Adjustments to reconcile net income/( loss) to net cash used in operating activities:
Depreciation and amortization	13,290	458
Shares issued for services	5,000	-
Non-cash stock option expense	24,900	-
Changes in assets and liabilities:
(Increase) Decrease in assets
Accounts Receivable	(128,941)	(139,256)
Due from Factor	(975,225)
Advances to Suppliers	-	(150,000)
Inventory	(806,804)	71,603
Prepaid Expenses	(94,633)
Other assets	(39,542)	(37,470)

Increase (Decrease) in liabilities
Accounts payable and accrued expenses	347,303	(149,181)
Payroll Taxes Payable	-	20,511
Customer Deposits	-	100,000
Income taxes payable	478,600	-

Net cash used in operating activities	(450,558)	(453,989)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Due From Officer	-	21,021
Purchase of equipment	(106,764)	(1,979)

Net cash provided by (used in) investing activities	(106,764)	19,042

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES-
Proceeds from Advance from Parent Company	-	619,974
Repurchase of common Stock	-	(1,000)
Proceeds from Private Placements	1,000,000

Net cash provided by financing activities	1,000,000	618,974

Net increase in cash	442,678	184,027
Cash, beginning of period	$ 64,432	$ -

Cash, end of period	$ 507,110	$ 184,027

Supplemental disclosure of cash flow information:
Interest Paid	$ 0	$ 0
Taxes Paid	$ 0	$ 0

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the six months ended June 30, 2004 (unaudited)

NOTE 1 - BASIS OF PRESENTATION

Description of the Company:

On June 23, 2003 (effective July 1, 2003 for accounting purposes), Guru Denim, Inc., a California corporation, was acquired by True Religion Apparel, Inc. (formerly Gusana Explorations Inc.) (the "Company"), a publicly held company that was previously engaged in mineral exploration, in an exchange of common stock which was accounted for as a reverse merger. Under the terms of this share exchange, the Company acquired all of the issued and outstanding shares of Guru Denim's common stock in exchange for 14,571,305 shares of the Company's common stock issued to Jeffrey Lubell and the payment of $300,000 in cash to Indigo Group U.S.A. Inc. In accounting for this transaction:

  Guru Denim, Inc. is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, due to merger, its net assets will be included in the balance sheet at their historical book values and the results of operations of the Company will be presented for the comparative prior periods.

  Control of the net assets and operations of the Company was acquired effective July 1, 2003. The Company will account for this transaction as a purchase of its assets and liabilities. The historical cost of the net assets assumed was $0.

The Company, a Nevada corporation, was formed in April 25, 2001. Through a wholly owned subsidiary corporation formed in British Columbia, Canada, known as Gusana Explorations (British Columbia) Inc., the Company acquired and explored certain mineral claims located in British Columbia, Canada. During its third quarter ending May 31, 2003, the Company decided that it could not raise sufficient capital for the purposes of successfully implementing its business plan to identify, explore and exploit its mineral resource properties and the Company subsequently decided to allow these mineral claims to lapse in favor of other business opportunities. Effective January 12, 2004 the Company sold Gusana Explorations (British Columbia) Inc. back to Michael Lathigee, an ex-director, for the amount of $1.00. The value on the books of the Company was $ 0.

Guru Denim, Inc., a California corporation, was formed November 7, 2002 for the design, manufacture, marketing, distribution and sale of high-fashion denim jeans. The Company considers its activities to be one business segment.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company  and  its  wholly   owned   subsidiary Guru Denim , Inc.  All material inter-company accounts have been eliminated in consolidation.

Basis of Presentation

The balance sheet of the Company as of June 30, 2004, the related consolidated statements of income (operations) and cash flows for the three and six months ended June 30, 2004 and 2003 have been prepared by the Company without audit.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the six months ended June 30, 2004 (unaudited)

The accompanying consolidated unaudited financial statements of True Religion Apparel, Inc and Subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and notes thereto included in the Company's Annual Report on Form 10-KSB, filed with the SEC on April 14, 2004. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of June 30, 2004, and its results of income (operations) for the periods presented. These consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

Accounting Policies

There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2004.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the Black-Scholes fair value method for valuing options granted to non-employees and recorded a non-cash stock option expense in the amount $24,900 for the six months ended June 30, 2004. The Black-Scholes method is based on the following assumptions: average risk free interest rate of 5.0% for 2004; dividend yield of 0% for each of the six month periods 2004 and 2003; average volatility factor of the expected market price of the Company's common stock of 110% for 2004; and an expected life of the options of 10 years.

If the Company had elected to recognize compensation expense to employees based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income/(loss) and income/(loss) per share would be reduced to the pro forma amounts indicated below for the six months ended June 30, 2004 and 2003:

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the six months ended June 30, 2004 (unaudited)

	June 30, 2004	June 30, 2003
Net profit/(loss) attributable to common shareholders, as reported	$ 725,494	$(170,654)
APB 25 Expense	-	-
Stock compensation calculated under SFAS 123	(11,484)	-
Pro forma net income/(loss) attributable to common shareholders	$ 714,010	$ (170,654)
Net loss per share available to common shareholders - basic and diluted
As reported-basic	$ 0.04	$ (0.01)
As reported-diluted	$ 0.04	$ (0.01)
Pro forma-basic	$ 0.04	$ (0.01)
Pro forma-diluted	$ 0.04	$ (0.01)

Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions: average risk free interest rate of 5.0% for 2004; dividend yield of 0% for each of the six month periods 2004 and 2003; average volatility factor of the expected market price of the Company's common stock of 110% for 2004; and an expected life of the options of 10 years.

Changes in the status of options are summarized for the period ending June 30,
	2004	Weighted Average Price	2003

Outstanding at beginning of period	465,000		-
Granted	45,000		-
Cancelled or expired	-		-
Exercised	-		-

Outstanding at end of period	510,000	$0.51
Exercisable at the end of the period	210,000	$0.55	-
Price range of options	$ 0.48-0.80		-

There were no stock options exercised during the six months ending June 30, 2004 and there were no stock options or stock appreciation rights outstanding on June 30, 2003.

NOTE 2 - ACCOUNTS RECEIVABLE FACTORING

On March 29, 2004, Guru Denim Inc. signed a Factoring and Security Agreement (the "Agreement") with FCC, LLC, a Florida limited liability company doing business in California as First Capital Western Region, LLC. Under this Agreement, Guru Denim, Inc. offered to sell to First Capital all of its accounts receivable that result from the sale of goods, on a credit approved basis or, where credit approval is not forthcoming, on a full recourse basis.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the six months ended June 30, 2004 (unaudited)

The Company uses the factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases substantially all domestic trade accounts receivable and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.75% of the gross invoice amount of each account receivable, subject to a minimum commission of $3.00 per invoice or credit memo, and a minimum factoring commission per month of $2,000. At June 30, 2004 items subject to recourse totaled $449, 812.

The purchase price of the accounts receivable will be the net invoice amount of the accounts receivable purchased by First Capital. Guru Denim, Inc. is required to pay interest on advances and other charges to its account by First Capital, at a rate of 5.25% per annum or 1% above First Capital's prime rate.

The Company draws advances from the factor based on a pre-determined percentage of accounts receivable sold. The Company is contingently liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factor holds as security limited personal guarantees of certain officer-stockholders and substantially all other assets.

Due from factor, net of advances as presented in the balance sheet is summarized below:

Outstanding factored receivables	$ 1,003,225
Sales in transit	75,295

1,078,520
Less:
Advances and other deductions	(103,295)

Due from factor, net of advances	$ 975,225

NOTE 3 - COMMON STOCK

On January 15, 2004, the Company sold an aggregate of 900,000 units, at a price of $1.11 per unit for aggregate gross proceeds of $1,000,000 to two non-U.S. persons in offshore transactions relying on exemptions from the registration requirements of the Securities Act provided by Regulation S. Each unit was comprised of one common share and one transferable share purchase warrant that will entitle the holder to purchase one additional share at an exercise price of $1.11 per share until the earlier of (a) the date that was 60 days after the effective date of a registration statement registering the securities with the Securities and Exchange Commission or (b) January 15, 2006. The Company filed a registration statement on Form SB-2 that was deemed effective by the SEC on May 13, 2004. On July 12, 2004 the Company entered into a Warrant Extension Agreement with the two holders of the units whereby the expiration of the warrants was extended from July 12, 2004 to September 10, 2004.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the six months ended June 30, 2004 (unaudited)

In the Subscription Agreement for the January 15, 2004 private placement, the Company agreed to use its best efforts, at its sole cost and expense, to file a registration statement on Form SB-2 with the Securities and Exchange Commission on or before February 15, 2004, registering the units sold in its January 15, 2004 private placement and all of the common shares that were sold in the Company's July 29, 2003 and June 16, 2003 private placements and to use the Company's best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission by June 30, 2004. In the event that:

  the Company failed to file a registration statement by February 15, 2004; or
  the Company failed to cause that registration statement declared effective by June 30, 2004;

then the Company would have been required to pay liquidated damages equal to two percent (2%) of the subscription price for each 30 day period or portion thereof until the filing date or the effective date, as applicable. Each of the subscribers in the January 15, 2004 private placement placed into trust with the Company's attorneys a portion of the proceeds of the subscription, as a 'hold back' to secure the Company's timely compliance with the two registration conditions described above. The hold back, which was for an aggregate total amount of $150,000, was to be released to the Company in two equal instalments of $75,000 if and as the Company timely complied with the two registration conditions. The registration statement was filed on February 13, 2004 and it was declared effective, without review, by the Securities and Exchange Commission on May 13, 2004, and the Company has received both $75,000 instalments from its attorneys.

On June 21, 2004, the Company issued 5,000 shares of Common stock to a consultant for services valued at $5,000, the fair market value of the stock at the date of grant.

NOTE 4- COMMITMENTS

The Company had leased approximately 6,000 square feet of combined office and warehouse space in leased premises located at 201 East Arena Street, El Segundo, California, at a monthly rental rate of $4,465. The lease commenced July 1, 2003 and expires June 30, 2006. Guru Denim, Inc., with the landlord's permission, terminated the lease effective July 15, 2004 and received back its deposit of $22,325 minus a one-time lease termination fee of $4,000.

In July of 2004, the Company entered into a lease for approximately 20,000 square feet of combined office and warehouse space located at 1525 Rio Vista Avenue, Los Angeles, California, at a monthly rental rate of $15,500. The lease commenced July 1, 2004 and expires June 30, 2007. Guru Denim, Inc. conducts all of its executive and administrative functions in, and ships True Religion Brand Jeans to its customers from, this facility.

Year ending December 31,

2004	$93,000
2005	$188,790
2006	$194,460
2007	$98,670

$574,920

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the six months ended June 30, 2004 (unaudited)

NOTE 5 - LEGAL PROCEEDINGS

On December 12, 2003, the Company's subsidiary Guru Denim, Inc. filed a lawsuit in the Superior Court of the County of Los Angeles against The Indigo Group USA, Inc. and Jeremy Lew for damages in the amount of $800,000 and declaratory and injunctive relief for intentional interference with the Company's business relations with third parties. The Indigo Group USA, Inc. is a former shareholder of Guru Denim, Inc., and Mr. Lew is one of The Indigo Group USA, Inc.'s officers. The Complaint asserts that The Indigo Group USA, Inc. and Jeremy Lew have contacted current and former contractors and parties having business relations with the Company as part of a broad campaign to injure the Company's business reputation and credit, to interfere with the Company's business relationships and to infringe upon its trademarks.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", and "our" mean True Religion Apparel, Inc. and our subsidiary Guru Denim, Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY'S FORM 10-KSB.

Financial Condition, Liquidity and Capital Resources

We were incorporated under the laws of the State of Nevada on April 25, 2001 under the name Gusana Explorations Inc. From the date of our incorporation until the acquisition of Guru Denim, Inc. on June 24, 2003, our company was engaged in exploration and acquisition of mineral properties. Our principal capital resources were acquired through issuance of common stock and from shareholder loans.

We had insufficient capital to fully explore and develop our mineral properties and we were unable to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to exploit our resources. As a result, we could not successfully implement our business plan in regards to the exploration and development of our mineral properties. After conducting an in-depth analysis of our business plan and our future prospects as a mineral exploration company, our Board decided to concurrently pursue initiatives in the clothing industry as an extension to our existing business. Accordingly, we began researching potential acquisitions or other suitable business partners that might assist us in realizing our overall business objectives. Subsequently, our Board of Directors resolved to permit our mining claims to lapse and we sold Gusana Explorations (British Columbia) LLC to Michael Lathigee, an ex director.

On June 24, 2003, we acquired all of the issued and outstanding shares of Guru Denim, Inc. in a share exchange, and, on August 18, 2003, we changed our name to True Religion Apparel, Inc.

The share exchange transaction whereby we acquired the shares of Guru Denim, Inc. was treated, for accounting purposes, as a reverse merger. Mr. Lubell, who became our President and Chief Executive Officer upon closing, has 25 years of experience in the clothing and textile industries. He has designed, marketed and distributed specialized denim and high fashion jeans in Los Angeles since 1978. Guru Denim Inc. makes and distributes high fashion jeans under the trademark name "True Religion Brand Jeans" and has customers in the United States, the United Kingdom, Italy, Canada and Japan. Mr. Lubell executed a management agreement with us on closing providing him with a percentage of our net sales in addition to salary, options and other compensation.

Under the share purchase agreement, we acquired all of the shares of Guru Denim Inc. from Jeffrey Lubell, a California resident. Mr. Lubell became our controlling shareholder, with approximately 62% of our shares. Mr. Lubell agreed to reduce his shareholding to 52% if we raised a total of $1,200,000, $900,000 of which we agreed to raise in advance of closing, with the balance of $300,000 to be raised post-closing but before August 23, 2003. We successfully raised the first $900,000 in a private placement on June 16, 2003, in which we sold 1,200,000 of our common shares at a price of $0.75 per share. We successfully raised the balance of $300,000 in a private placement on July 29, 2003, in which we sold 400,000 common shares at a price of $0.75 per share.

On January 15, 2004, we sold an aggregate of 900,000 units, at a price of $1.11 per unit for aggregate gross proceeds of $1,000,000 to two non-U.S. persons in offshore transactions relying on exemptions from the registration requirements of the Securities Act provided by Regulation S. Each unit was comprised of one common share and one transferable share purchase warrant that will entitle the holder to purchase one additional share at an exercise price of $1.11 per share until the earlier of (a) the date that was 60 days after the effective date of a registration statement registering the securities with the Securities and Exchange Commission or (b) January 15, 2006. We filed our registration statement on Form SB-2 and the SEC deemed it effective on May 13, 2004. On July 12, 2004 we entered into a Warrant Extension Agreement with the two holders of the units whereby the expiration of the warrants was extended from July 12, 2004 to September 10, 2004. In the Subscription Agreements, we agreed to use our best efforts, at our sole cost and expense, to file a registration statement on Form SB-2 with the Securities and Exchange Commission on or before February 15, 2004, registering the units sold in this private placement and all of the common shares that were sold in our July 29, 2003 and June 16, 2003 private placements. We also agreed to use our best efforts to cause the registration statement declared effective by the Securities and Exchange Commission by June 30, 2004. If we:

  failed to file the registration statement by February 15, 2004; or
  failed to cause that registration statement to be declared effective by June 30, 2004;

We would have been required to pay liquidated damages equal to two percent (2%) of the subscription price for each 30 day period or portion thereof until the filing date or the effective date, whichever was applicable. Each of the subscribers placed into trust with our attorneys a portion of the proceeds of the subscription, as a 'hold back' to secure our timely compliance with the two registration conditions described above. The hold back, which was for an aggregate total amount of $150,000, was to be released to us in two equal installments of $75,000 if and as we timely complied with the two registration conditions. The registration statement was filed on February 13, 2004 and it was declared effective, without review, by the Securities and Exchange Commission on May 13, 2004, and we have therefore complied with both of the conditions described above. We have received both $75,000 instalments from our attorneys.

Results of Operations

The Six Months ended June 30, 2004 vs. June 30, 2003

We recorded sales of $6,756,715 and $306,914 for the six months ending June 30, 2004 and 2003, respectively . Sales in 2004 and 2003 are related to sales of True Religion Brand Jeans. Gross profit for the six months ended June 30, 2003, was $153,584 or 50% of net sales. Gross profit for the six months ending June 30, 2004 was $3,176,430 or 47%. Gross margin is down by approximately 3% due to the increasing proportion of sales to distributors outside the United States, who receive a distributor discount of 25%. Sales to distributors continue to increase and we expect the gross margin to remain in the range of 46-48% based upon the current purchase orders with our contract manufacturers. Additionally, we will sell some excess inventory to a wholesaler at slightly above cost during the third quarter which will drop the overall margin percentage to approximately 43% for the third quarter.

Selling and shipping expenses for the six months ending June 30, 2004 totalled $970,006 and include purchases of sample fabric, freight, advertising, commissions, travel and trade show expense.

Commissions to United States, Canadian and United Kingdom sales representatives amounted to $486,045 and trade show expenses equalled $120,922. Our U.S. sales representative earns 10% commission on net sales less returns and our Canadian and United Kingdom sales representatives earn 12% on net sales. In the first quarter of 2004 we entered into distribution agreements for both the territory of Canada and the territory of the United Kingdom, but the Company continued to pay commissions as receivables from Canada and the United Kingdom were collected. Selling and shipping expenses for the six months ending June 30, 2003 were $108,589 with commissions, $28,871, trade shows, $18,355 and sample fabric, $36,644 the main components of expenses.

General and administrative expenses for the six months ended June 30, 2004 totalled $1,002,330. The principal components are professional fees including legal and accounting expenses of $218,360 and salaries of $432,860. Salaries have increased as we have added personnel to accommodate the growth in our business and also include the 3% bonus based on net sales payable to the Company's President. The general and administrative expenses for the six months ended June 30, 2003 totalled $215,649 and included professional fees of $84,078 relating to the merger with the public company, salaries of $56,978 and accounting fees of $24,797 as the main components of expenses.

The net income before income taxes for the six months ending June 30, 2004 was $1,204,094 versus a net loss of $170,654 for the six months ending June 30, 2003. We operated as a mining company in 2003 and Guru Denim, Inc., our subsidiary, commenced business in November, 2002 and had only just started to sell True Religion Brand Jeans during the first half of 2003.

There were no income taxes paid in 2003. We paid a corporate franchise tax to the State of California in the amount of $800. As of December 31, 2003 we had approximately $34,000 of net operating loss carryforwards. We typically provide for income taxes during interim reporting periods based upon an estimate of our annual effective tax rate. We used a combined federal and state tax rate of 40% of net income and provided $478,600 for future tax liabilities.

The Three Months ended June 30, 2004 vs. June 30, 2003

We recorded sales of $4,061,906 and $219,101 for the three months ending June 30, 2004 and 2003. Sales in 2004 and 2003 are of our True Religion Brand Jeans. Gross profit for the three months ending June 30, 2004 was $1,878,925 or 46% of net sales versus $105,117 or 48% of net sales for 2003. Gross margin has decreased by approximately 2% due to the increasing proportion of sales to our international distributors, who receive a distributor discount of 25%. We expect the gross margin to remain in the range of 46-48% based upon the current purchase orders with our contract manufacturers.

Selling and shipping expenses for the three months ending June 30, 2004 totalled $538,513 and include purchases of sample fabric, freight, advertising, commissions, travel and trade show expense. Commissions to United States, Canadian and United Kingdom sales representatives amounted to $290,406, trade show expenses equalled $55,956 and salaries totalled $64,361. Our U.S. sales representative earns 10% commission on net sales less returns. Selling and shipping for the three months ending June 30, 2003 totalled $85,495 and are primarily sales commissions and purchase of sample fabric.

General and administrative expenses for the three months ended June 30, 2004 totaled $540,806. The principal components are professional fees including legal, accounting and auditing totaling $111,181 and salaries $234,510. Salaries have increased as we have added personnel to accommodate the growth in our business and also include the 3% bonus based on net sales payable to the Company's President.

The net income before income taxes for the three months ending June 30, 2004 was $799,806 and included a non-cash charge of $24,900 for stock options issued to two previous contractors versus a net loss of $160,704 for the three months ending June 30, 2003. These companies should be considered in light of the fact that we operated as a mining company in 2003, while Guru Denim, Inc., our subsidiary, only commenced business in November, 2002 and had only just started to sell True Religion Brand Jeans during the first half of 2003.

Off Balance-Sheet Arrangements

On March 29, 2004, our wholly owned subsidiary, Guru Denim Inc., signed a Factoring and Security Agreement (the "Agreement") with FCC, LLC, a Florida limited liability company doing business in California as First Capital Western Region, LLC. Under this Agreement, Guru Denim was offered to sell to First Capital all of our subsidiary's accounts receivable that result from the sale of goods or the performance of service, on a credit approved basis or, where credit approval is not forthcoming, on a full recourse basis.

The purchase price of the accounts receivable will be the net invoice amount of the accounts receivable purchased by First Capital. We are also required to pay to First Capital a factoring commission equal to 0.75% of the gross invoice amount of each account receivable, subject to a minimum commission of $3.00 per invoice or credit memo, and a minimum factoring commission per month of $2,000. In addition, First Capital will establish a reserve account, from which it may in its sole discretion grant to us from time to time an advance calculated pursuant to a formula contained in the Factoring Agreement.

Guru is required to pay interest on advances or other charges to its account by First Capital, at a rate of 5.25% per annum or 1% above First Capital's prime rate.

To date, the Company has started to factor its domestic receivables and approximately 50% have been on a credit approved basis and the balance on a full recourse basis. Further, the Company entered into the agreement because we believe that we can use the advances made on account of our receivables to speed and expand production of our products. The Company borrows, where necessary.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (PCAOB). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to provisions for uncollectible accounts for accounts receivable, inventories,  and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 of the "Notes to Consolidated Financial Statements," included in our annual report contained in Form 10-KSB filed on April 14, 2004, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief description of the more significant accounting policies and methods we use.

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons' inventory. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory of our individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

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

Guru Denim, Inc. is a California corporation with its offices located, effective July 5th, at 1525 Rio Vista Avenue, Los Angeles, California 90023. Guru Denim, Inc. leases approximately 19,300 square feet of combined office and warehouse space located at 1525 Rio Vista Avenue, Los Angeles, California 90023, at a rate of $0.78 per square foot per year. Guru Denim, Inc. conducts all of its executive and administrative functions in, and ships True Religion Brand Jeans to its customers from, this facility. Our company does not maintain any separate offices or contact numbers. Our telephone number, which we share with Guru Denim, Inc., is (323) 266-3072.

We market and distribute True Religion Brand Jeans, denim jackets and t-shirts in the United States and abroad by attendance at industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell our products in its respective territory. We currently have agreements in place with commissioned sales agents in the United States earning sales commissions at 10%. We currently have distribution agreements with distributors in Italy, Germany, Switzerland, Japan, Holland, Canada, the United Kingdom and Australia. Our distributors purchase products from our company at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense following which they ship to and collect payment from their customers directly.

Our products are sold in the U.S. to Bloomingdales, Saks Fifth Avenue, Neiman Marcus (store and catalogue), Barney's New York, Henri Bendel, Bergdorf Goodman, Urban Outfitters and most high-end boutiques throughout the U.S. We sell through a commission-based showroom in Los Angeles called L'Atelier.

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

Our products are sold in the United Kingdom, Ireland and Scotland through our distributor Area 142 that has engaged our previously commissioned sales agent, Melwani Agency. Customers include Harrods, Harvey Nichols, Liberty, Selfridges and a number of both men's and woman's fashion boutiques. Our products were sold in Canada through our commissioned sales agent, Margulius agency in Vancouver, Canada. Effective February 18, 2004, we appointed A.N.V. Clothing, Inc., located in Montreal, as our exclusive distributor in Canada.

Our products are sold in Australia by our distributor Krites (Australia) Pty Ltd. Krites is an Australian based company specializing in distribution, marketing and public relations for branded fashion products. Krites has a marketing and public relations department devoted to the brands which they represent. Krites services 460 stores throughout Australia and has six full time in-house brand managers and 16 agents throughout Australia. Other brands represented or distributed by Krites include Religion (U.K.), Buddhist Punk (U.S.A.), Itsus (Canada), Freesoul (Italy), Vestal Watch (U.S.A.) and Schmoove (France).

Our products are sold in Italy by our distributor Torinovantuno who has replaced Massimo Cavallari effective July, 2004. Torinovantuno also represents Seven for all Mankind and exhibits twice a year at Europe's two premier trade shows for high-end apparel - the Pitti Immagine Uomo (Florence, Italy) and Bread & Butter (Berlin, Germany) as well as the White Show in Milan, Italy.

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

Employees

As of June 30, 2004 we had nineteen employees. Of this total, three are officers namely Jeffrey Lubell, President; Kymberley Lubell, Company Secretary and Design Director for Women's Products; and Charles A. Lesser, Chief Financial Officer. Guru Denim Inc. employs a Financial Controller, Production Manager, Customer Service Manager, Design Assistant, Production Assistant, Quality Controller, five sample sewers, a patternmaker, three warehousemen and an administrative assistant. Jeffrey Lubell, our President, spearheads product development, marketing and sales. Kymberly Lubell, who is married to Jeffrey Lubell, is an experienced clothing designer and has responsibility for design and development of all women's products. We employ a production manager to monitor our contract manufacturers. Our business strategy is to employ contract manufacturers and to use independent sales agents and distributors in order to keep fixed overhead at a minimum.

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

Our True Religion Brand Jeans are sold in the United States and abroad to upscale retailers and boutiques. True Religion Brand Jeans can be found at Nieman Marcus, Bloomingdales, Saks Fifth Avenue, Bergdorf Goodman, Urban Outfitters, as well as approximately 300 fashion boutique clothing stores throughout the United States.

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

Sales & Marketing Strategy

We market and distribute our products in the United States and abroad by attendance at industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell our products in its respective territory. We currently have agreements in place with commissioned sales agents in the United States earning sales commissions of 10%. We currently have distribution agreements with distributors in Italy, Germany, Switzerland, Japan, Holland, Canada, France the United Kingdom and Australia. Our distributors purchase products at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense following which they ship to and collect payment from their customers directly.

Our vision is to market what we believe to be the most popular casual wear in the world, being jeans, to fashion conscious consumers looking for a pair of jeans with unquestionably superior fit, finish, fabric and style.

Supply Strategy

We purchase most of our fabrics from Cone Mills, a United States fabric manufacturer, as well as stretch denim from Italy and Spain and denim from Hong Kong. We purchase our thread and other materials from various industry suppliers within the United States. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. Although the denim fabric that we use in the manufacture of our jeans is of the highest quality, it is readily available from a large number of suppliers including mills in the United States and abroad.

Manufacturing

We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have two contract manufacturers who manufacture our garments on an order-by-order basis. To date, Atomic Denim, Inc. has been our main contractor and has purchased the fabric, sewed and finished our products to our design and other specifications. Pinc is the company's secondary contractor and currently produces only a small amount of the Company's production. This has enabled us to manufacture our jeans without requiring a large amount of working capital. We inspect the fabrics and the finished goods prior to shipping them as part of our quality control program. We plan to continue to outsource most, if not all, of our production. We have other contractors developing our denim jackets, t-shirts and knitwear. Further, we recognize that, as we grow, we may require additional contractors for denim jeans.

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

TRADING OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report, being June 30, 2004. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

We are vigorously prosecuting our Complaint in this lawsuit and defending the Cross-Complaint filed against our subsidiary. The Company met with The Indigo Group and Jeremy Lew in a mediation during June and are discussing a possible settlement; however, no settlement has been finalized at this time.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 15, 2004, we sold an aggregate of 900,000 units, at a price of $1.1111 per unit for aggregate gross proceeds of $1,000,000 to two non-U.S. persons in offshore transactions relying on the exemptions from the registration requirements of the Securities Act of 1933 provided by Regulation S, promulgated thereunder. Each unit was comprised of one common share and one transferable share purchase warrant that entitles the holder to purchase one additional share at an exercise price of $1.11 per share on or before the earlier to occur of the date that is sixty (60) days following the date upon which our registration statement is declared effective by the SEC and January 15, 2006.

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

The transferable share purchase warrants that we issued in our January 15, 2004 private placement entitled the holders to purchase one additional share at an exercise price of $1.11 per share on or before July 12, 2004. On July 12, 2004, the Company agreed to extend the expiration date of these warrants to September 10, 2004.

On June 21, 2004, The Company issued 5,000 shares of Common stock to a consultant for services valued at $5,000.

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

10.11	Indemnity Agreement dated April 19, 2004 between True Religion Apparel, Inc. and Mark Saltzman
10.12	Indemnity Agreement dated April 19, 2004 between True Religion Apparel, Inc. and Charles Lesser
10.13	Indemnity Agreement dated April 21, 2004 between True Religion Apparel, Inc. and Jeffrey Lubell
10.14	Indemnity Agreement dated April 23, 2004 between True Religion Apparel, Inc. and Kymberly Lubell
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB Annual Report, filed on April 14, 2004).
(21)	Subsidiaries
21.1	Guru Denim, Inc.
(31)	Section 302 Certifications
31.1	Certification.
31.2	Certification.
(32)	Section 906 Certification
32.1	Certification

Reports on Form 8-K

On January 28, 2004 reporting the participation at a fashion exhibition and the closing of a private placement for proceeds of $1,000,000.

On March 31, 2004 reporting the signing of a Factoring and Security Agreement.

On July 12, 2004 reporting the moving of the Company's premises and the extension of the right to purchase warrants from July 12, 2004 to September 10, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TRUE RELIGION APPAREL, INC.
By: _/s/ Jeffrey Lubell__________________________ Jeffrey Lubell, President, CEO, and Director (Principal Executive Officer)
Date: August 16, 2004
By: /s/ Charles A. Lesser___________________________ Charles A. Lesser, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: August 16, 2004