Form 10QSB
period 2004-09-30
TRUE RELIGION APPAREL INC
filed 2004-11-12
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 2004 there were 20,630,133 common shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)

FINANCIAL STATEMENTS

(Unaudited)

September 30, 2004

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONSOLIDATED BALANCE SHEETS
	September 30, 2004 (Unaudited)	December 31, 2003

ASSETS

Current Assets:
Cash	$ 1,638,373	$ 64,432
Accounts receivable, net of allowance of $141,193 and $67,661, respectively	1,239,643	687,177
Due from factor, net of advances	2,504,268
Inventory	1,422,955	652,245
Prepaid expenses	47,824

Total current assets	6,853,063	1,403,854

Equipment, net	203,858	20,508

Other Assets	48,518	48,032

TOTAL ASSETS	$ 7,105,439	$ 1,472,394

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30, 2004 (Unaudited)	December 31, 2003

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$ 1,293,123	$ 580,648
Advance-related party	9,365	9,365
Income taxes payable	1,164,974

Total current liabilities	2,467,462	590,013

Commitments and Contingencies (Note 5)	-	-

Shareholders' Equity:
Common Stock, $.001 par value, 1,200,000,000 shares authorized, 20,630,133 and 18,825,133 issued and outstanding, respectively	20,640	18,835
Additional paid in capital	2,972,380	898,185
Retained Earnings/(accumulated deficit)	1,644,957	(34,639)

Total Shareholders' Equity	4,637,977	882,381

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 7,105,439	$ 1,472,394

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
Three and Nine Months Ended September 30, 2004 and 2003
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

Net Sales	$ 7,350,792	$ 710,143	$ 14,107,507	$ 1,017,057
Cost of Sales	3,885,133	342,755	7,465,418	496,085

Gross Profit	3,465,659	367,388	6,642,089	520,972

Costs and Expenses:
Selling and shipping	968,021	95,462	2,035,791	204,655
General and administrative	723,536	268,176	1,628,102	483,221

	1,691,557	3,750	3,663,893	(687,876)

Income (Loss) from Operations	1,774,102	3,750	2,978,196	(166,904)

Other Income/Expense:
Legal Settlement	125,000	-	125,000	-

Income (Loss) before Provision for Income Taxes	1,649,102	3,750	2,853,196	(166,904)

Provision for Income Taxes	695,000	-	1,173,600	-

Net income (loss)	$ 954,102	3,750	1,679,596	$(166,904)

Basic Income (Loss) per share	$ 0.05	$0.00	$ 0.09	$(0.01)

Diluted Income (Loss) per share	$ 0.05	$0.00	$ 0.08	$(0.01)

Weighted average shares outstanding - Basic	19,730,000	17,498,000	19,684,000	16,698,000

Weighted average shares outstanding - Diluted	20,700,000	17,498,000	20,463,000	16,698,000

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine months ended September 30,2004 (Unaudited)	Nine months ended September 30, 2003 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,679,596	$ (166,904)
Adjustments to reconcile net income/( loss) to net cash used in operating activities:
Depreciation and amortization	24,539	940
Allowance for doubtful debts	73,532
Shares issued for services	5,000
Non-cash stock option expense	24,900	-
Non-cash warrant expense	46,100
Changes in assets and liabilities:
(Increase) Decrease in assets
Accounts Receivable	(635,014)	(444,260)
Due from Factor	(2,495,252)
Inventory	(770,710)	(88,919)
Prepaid Expenses	(47,824)
Other assets	(486)	(24,314)
Increase (Decrease) in liabilities
Accounts payable and accrued expenses	712,475	(40,609)
Income taxes payable	1,164,974	-

Net cash used in operating activities	(218,170)	(765,066)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Acquisition of True Religion, Inc., net of cash received	-	622,793
Due From Officer	-	21,021
Purchase of equipment	(207,889)	(7,319)

Net cash provided by (used in) investing activities	(207,889)	636,495

CASH FLOWS PROVIDED BY/(USED FOR) FINANCING ACTIVITIES-
Repurchase of common Stock	-	(1,000)
Proceeds from warrant exercise	1,000,000
Proceeds from Private Placements	1,000,000	300,000

Net cash provided by/(used for) financing activities	2,000,000	299,000

Net increase in cash	1,573,941	170,429
Cash, beginning of period	$ 64,432	$ -

Cash, end of period	$ 1,638,373	$ 170,429

Supplemental disclosure of cash flow information:
Interest Paid	$ 0	$ 0
Taxes Paid	$ 8,626	$ 0

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2004 (unaudited)

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

  Guru Denim, Inc. is deemed to be the purchaser and surviving company for accounting purposes. Accordingly its net assets will be included in the balance sheet at their historical book values and the results of operations of the Company will be presented for the comparative prior periods.

  Control of the net assets and operations of the Company was acquired effective July 1, 2003. The Company will account for this transaction as a purchase of its assets and liabilities. The historical cost of the net assets assumed was $0.

The Company, a Nevada corporation, was formed on April 25, 2001. Through a wholly owned subsidiary corporation formed in British Columbia, Canada, known as Gusana Explorations (British Columbia) Inc., the Company acquired and explored certain mineral claims located in British Columbia, Canada. During its third quarter ending May 31, 2003, the Company decided that it could not raise sufficient capital for the purposes of successfully implementing its business plan to identify, explore and exploit its mineral resource properties and the Company subsequently decided to allow these mineral claims to lapse in favor of other business opportunities. Effective January 12, 2004 the Company sold Gusana Explorations (British Columbia) Inc. back to Michael Lathigee, an ex-director, for the amount of $1.00. The value on the books of the Company was $ 0.

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

Basis of Presentation

The balance sheet of the Company as of September 30, 2004, the related consolidated statements of income (operations) and cash flows for the three and nine months ended September 30, 2004 and 2003 have been prepared by the Company without audit.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2004 (unaudited)

The accompanying consolidated unaudited financial statements of True Religion Apparel, Inc and Subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and notes thereto included in the Company's Annual Report on Form 10-KSB, filed with the SEC on April 14, 2004. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of September 30, 2004, and its results of income (operations) for the periods presented. These consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

Accounting Policies

There have been no changes in accounting policies used by the Company during the nine months ended September 30, 2004.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the Black-Scholes fair value method for valuing options granted to non-employees and recorded a non-cash stock option expense in the amount $24,900 for the nine months ended September 30, 2004, as reported in Form 10-QSB. The Black-Scholes method is based on the following assumptions: average risk free interest rate of 5.0% for 2004; dividend yield of 0% for each of the nine month periods 2004 and 2003; average volatility factor of the expected market price of the Company's common stock of 110% for 2004; and an expected life of the options of 2-10 years.

If the Company had elected to recognize compensation expense to employees based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income/(loss) and income/(loss) per share would be reduced to the pro forma amounts indicated below for the nine months ended September 30, 2004 and 2003:

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2004 (unaudited)

	September 30, 2004	September 30, 2003
Net profit/(loss) attributable to common shareholders, as reported	$ 1,679,596	$(166,904)
APB 25 Expense	-	-
Stock compensation calculated under SFAS 123	(303,800)	-
Pro forma net income/(loss) attributable to common shareholders	$ 1,375,796	$ (166,904)
Net loss per share available to common shareholders - basic and diluted
As reported-basic	$ 0.09	$ (0.01)
As reported-diluted	$ 0.08	$ (0.01)
Pro forma-basic	$ 0.07	$ (0.01)
Pro forma-diluted	$ 0.07	$ (0.01)

Pro forma information using the Black-Scholes method at the date of grant is based on the following assumptions: average risk free interest rate of 5.0% for 2004; dividend yield of 0% for each of the nine month periods 2004 and 2003; average volatility factor of the expected market price of the Company's common stock of 112% for 2004; and an expected life of the options of from 2-10 years.

Changes in the status of options are summarized for the period ending September 30,
	2004	Weighted Average Price	2003

Outstanding at beginning of period	450,000		-
Granted	1,800,000		-
Cancelled or expired	-		-
Exercised	-		-

Outstanding at end of period	2,250,000	$0.75
Exercisable at the end of the period	787,500	$0.74	-
Price range of options	$ 0.48-1.20		-

The Company had 2,250,000 stock options outstanding which had a dilutive effect on the Net Income during the three and nine months ending September 30, 2004. There were no stock options exercised during the nine months ending September 30, 2004 and there were no stock options or stock appreciation rights outstanding on September 30, 2003.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2004 (unaudited)

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

The Company uses the factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases a portion of the domestic trade accounts receivable and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.75% of the gross invoice amount of each account receivable, subject to a minimum commission of $3.00 per invoice or credit memo, and a minimum factoring commission per month of $2,000. At September 30, 2004 items subject to recourse totaled $1,205,950.

The purchase price of the accounts receivable will be the net invoice amount of the accounts receivable purchased by First Capital. Guru Denim, Inc. is required to pay interest on advances and other charges to its account by First Capital, at a rate of 5.75% per annum or 1% above First Capital's prime rate.

The Company draws advances from the factor based on a pre-determined percentage of accounts receivable sold. The Company is contingently liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factor holds as security limited personal guarantees of certain officer-stockholders and substantially all other assets.

Due from factor, net of advances as presented in the balance sheet is summarized below:

Outstanding factored receivables	$ 2,301,888
Sales in transit	209,665

2,511,553
Less:
Advances and other deductions	(7,285)

Due from factor, net of advances	$ 2,504,268

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2004 (unaudited)

NOTE 3 - COMMON STOCK

On January 15, 2004, the Company sold an aggregate of 900,000 units, at a price of $1.11 per unit for aggregate gross proceeds of $1,000,000 to two non-U.S. persons in offshore transactions relying on exemptions from the registration requirements of the Securities Act provided by Regulation S. Each unit was comprised of one common share and one transferable share purchase warrant that entitled the holder to purchase one additional share at an exercise price of $1.11 per share until the earlier of (a) the date that was 60 days after the effective date of a registration statement registering the securities with the Securities and Exchange Commission or (b) January 15, 2006. The Company filed a registration statement on Form SB-2 that was declared effective by the SEC on May 13, 2004, thereby causing the warrants to expire on July 12, 2004.

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

On July 12, 2004 the Company entered into a Warrant Extension Agreement with the two holders of the units whereby the expiration of the warrants was extended from July 12, 2004 to September 10, 2004. On September 7, 2004 the warrant holders exercised all of the share purchase warrants, the Company received $1,000,000 and issued 900,000 of its common shares in exchange for the warrants.

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes the use of the fair value based method of accounting for modification of the terms of an award that makes it more valuable. It is treated as an exchange of the original award for a new award. In substance, the warrant holders repurchased the original warrant instrument by the issuing of a new instrument of greater value, incurring compensation cost for that additional incremental value. The incremental value was measured as the difference between (a) the fair value of the modified warrant determined in accordance with the provisions of SFAS 123 and (b) the value of the old warrant immediately before its terms were modified, determined based on its remaining expected life. Accordingly, the Company recorded a one-time non-cash expense of $46,100 for the extension of the warrants. The Company used the Black-Scholes fair value method for valuing the extension

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2004 (unaudited)

of the warrants. The Black-Scholes method is based on the following assumptions: average risk free interest rate of 5.0% for 2004; dividend yield of 0% for the nine month period; a term of two days for the old warrants and a term of sixty days for the modified warrants; and a volatility factor of the expected market price of the Company's common stock of 98%.

NOTE 4- EARNINGS PER SHARE

The company computed diluted earnings per share for the nine months ended September 30, 2004 as follows:
	Income Available	Common shares	Earnings per share
Basic earnings per share	$1,679,596	19,684,000	$0.09
Stock Options		779,000
Diluted earnings per share	$1,679,596	20,463,000	$0.08

The Company had 2,250,000 stock options outstanding which had a dilutive effect on the earnings per share during the nine months ending September 30, 2004.

NOTE 5- COMMITMENTS

In July of 2004, the Company entered into a lease for approximately 20,000 square feet of combined office and warehouse space located at 1525 Rio Vista Avenue, Los Angeles, California, at a monthly rental rate of $15,500. The lease commenced July 1, 2004 and expires June 30, 2007. Through its subsidiary, Guru Denim, Inc., the Company conducts all of its executive and administrative functions in, and ships True Religion Brand Jeans to its customers from, this facility.

The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancellable lease terms in excess of one year as of September 30, 2004.

Year ending December 31,

2004	$46,500
2005	$188,790
2006	$194,460
2007	$98,670

$528,420

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2004 (unaudited)

On August 13, 2004 the Company entered into an agreement with Mark Saltzman to become Chief Operating Officer of the Company's subsidiary, Guru Denim, Inc. The term of the agreement is one year commencing on the first day of employment which was August 30, 2004. Mr. Saltzman receives a compensation package which includes an annual salary of $185,000 and an auto allowance of $1,200 per month. If still employed with the Company on the forty-fifth day after commencement of employment then, on the next scheduled pay day following the forty-fifth day, Mr. Saltzman receives a cash bonus of $15,000. The bonus was paid on October 29, 2004. The Company granted to Mr. Saltzman options to purchase 200,000 shares of common stock at an exercise price of $1.20 per share. One third of the amount of the options (66,667 shares) vest on the first anniversary of the signing of the agreement and an additional one third on each of the second and third anniversaries of the signing of the agreement.

NOTE 6 - LEGAL PROCEEDINGS

On December 12, 2003, the Company's subsidiary Guru Denim, Inc. filed a lawsuit in the Superior Court of the County of Los Angeles against The Indigo Group USA, Inc. and Jeremy Lew for damages in the amount of $800,000 and declaratory and injunctive relief for intentional interference with the Company's business relations with third parties. The Indigo Group USA, Inc. is a former shareholder of Guru Denim, Inc., and Mr. Lew is one of The Indigo Group USA, Inc.'s officers. The Complaint asserted that The Indigo Group USA, Inc. and Jeremy Lew had contacted current and former contractors and parties having business relations with the Company as part of a broad campaign to injure the Company's business reputation and credit, to interfere with the Company's business relationships and to infringe upon its trademarks.

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

On September 15, 2004, the Company's subsidiary Guru Denim Inc. signed a Settlement Agreement and Mutual General Release with The Indigo Group USA and Jeremy Lew terminating the lawsuit. In consideration of the Settlement Agreement, Guru Denim, Inc. agreed to pay to the Indigo Group USA $125,000 and to dismiss its lawsuit of December 12, 2003. In consideration of the Settlement Agreement, The Indigo Group USA agreed to dismiss their cross-complaint of January 13, 2004 and to return certain merchandise and hardware related to prior production done by Indigo on behalf of Guru Denim, Inc. In addition, The Indigo Group USA, Inc. and Jeremy Lew acknowledged and confirmed that neither of them has any right, title or interest in or to the trademarks or trade names used by Guru Denim, Inc. As of September 30, 2004, the settlement amount of $125,000 has been paid.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)
NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2004 (unaudited)

In addition, Guru Denim, Inc. signed a Manufacturer's Agreement with The Indigo Group USA, Inc. on September 15, 2004 with the following basic terms:

  If Guru Denim, Inc. has the orders to fill, it will give to The Indigo Group USA, Inc. purchase orders for a minimum of 3,000 units per week throughout the one year term of this agreement,

  If The Indigo Group USA, Inc. fails to fill any three separate orders by the agreed upon delivery date and has not cured the problem, then after the third such failure Guru Denim, Inc. may terminate the Agreement. Guru Denim Inc. must notify The Indigo Group USA, Inc. in writing of the late delivery or other problem and The Indigo Group USA, Inc. has 10 days to cure the problem.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY'S FORM 10-KSB FILED ON APRIL 14, 2004.

Financial Condition, Liquidity and Capital Resources

We were incorporated under the laws of the State of Nevada on April 25, 2001 under the name Gusana Explorations Inc. From the date of our incorporation until our acquisition of Guru Denim, Inc. on June 24, 2003, our company was engaged in exploration and acquisition of mineral properties through a wholly-owned subsidiary called Gusana Explorations (British Columbia) Inc.. Our principal capital resources were acquired through issuance of common stock and from shareholder loans.

We had insufficient capital to fully explore and develop our mineral properties and we were unable to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to exploit our resources. As a result, we could not successfully implement our business plan in regards to the exploration and development of our mineral properties. After conducting an in-depth analysis of our business plan and our future prospects as a mineral exploration company, our Board decided to concurrently pursue initiatives in the clothing industry as an extension to our existing business. Accordingly, we began researching potential acquisitions or other suitable business partners that might assist us in realizing our overall business objectives. Subsequently, our Board of Directors resolved to permit our mining claims to lapse and we sold Gusana Explorations (British Columbia) LLC to Michael Lathigee, an ex director of our company for $1.00.

On June 24, 2003, we acquired all of the issued and outstanding shares of Guru Denim, Inc. pursuant to a share exchange agreement and, on August 18, 2003, we changed our name to True Religion Apparel, Inc.

Under the share exchange agreement, we acquired all of the shares of Guru Denim Inc. on June 24, 2003, at which time Mr. Jeffrey Lubell became our controlling shareholder.

On January 15, 2004, we sold an aggregate of 900,000 units, at a price of $1.11 per unit for aggregate gross proceeds of $1,000,000 to two non-U.S. persons in offshore transactions relying on exemptions from the registration requirements of the Securities Act provided by Regulation S. Each unit was comprised of one common share and one transferable share purchase warrant that entitled the holder to purchase one additional share at an exercise price of $1.11 per share until the earlier of (a) the date that was 60 days after the effective date of a registration statement registering the securities with the Securities and Exchange Commission or (b) January 15, 2006. We filed our registration statement on Form SB-2 and the SEC declared it effective on May 13, 2004. On July 12, 2004 we entered into a Warrant Extension Agreement with the two holders of the units whereby the expiration of the warrants was extended from July 12, 2004 to September 10, 2004.

On September 7, 2004 the warrant holders exercised all of their share purchase warrants for aggregate exercise proceeds of $1,000,000 and we issued 900,000 of our common shares in exchange for all of the warrants.

Results of Operations

The Nine Months ended September 30, 2004 vs. September 30, 2003

We recorded sales of our True Religion Brand apparel of $14,107,507 and $1,017,057 for the nine months ending September 30, 2004 and 2003, respectively. Our gross profit for the nine months ended September 30, 2003, was $520,972 or 51% of net sales. Our gross profit for the nine months ending September 30, 2004 was $6,642,089 or 47% of net sales. We believe that our gross margin for the nine months ending September 30, 2004 has decreased by approximately 3% as the result of two factors: (i) the proportion of sales that we make to distributors outside the United States, who receive a distributor discount of 25% has increased, and (ii) we made a large sale of some close-out merchandise to a wholesaler during the period. Sales to distributors continue to increase and we expect the gross margin to remain in the range of 46-48% of our net sales based upon the current number of purchase orders placed with our contract manufacturers. We have sold some excess inventory to a wholesaler at only slightly above cost during the third quarter; however, the margin percentage remained at approximately 47% for the third quarter due to the continued demand for "destroyed" jeans, a higher margin style.

Selling and shipping expenses for the nine months ending September 30, 2004 totalled $2,035,791 consisting primarily of purchases of sample fabric, freight, advertising, commissions, travel and trade show expense. Sales commissions to United States, Canadian and United Kingdom sales representatives amounted to $917,079 and trade show expenses equalled $220,027. Our U.S. sales representative earns a 10% commission on net sales less returns and our Canadian and United Kingdom sales representatives earn a 12% on net sales. In the first quarter of 2004 we entered into distribution agreements for both Canada and the United Kingdom, but we continued to pay sales commissions as receivables from Canada and the United Kingdom were collected. Selling and shipping expenses for the nine months ending September 30, 2003 were $204,655 consisting primarily of sales commissions of $94,640, trade show expense of $55,141 and sample fabrics at a cost of $46,274.

General and administrative expenses for the nine months ended September 30, 2004 totalled $1,628,102. The principal components were professional fees including legal and accounting expenses of $303,430 and salaries of $765,248. Some of these legal fees went to our attorneys representing us in the lawsuit with The Indigo Group USA which we settled in September and we expect that professional fees will decrease going forward. In addition, we paid a one-time payment of $125,000 as part of the settlement with The Indigo Group USA. Salaries, which include the bonus that we pay to our Chief Executive Officer equal to 3% of our net sales, have increased as we have added personnel including a Chief Operating Officer in September, to accommodate the growth in our business. General and administrative expenses for the nine months ended September 30, 2003 totalled $483,221 which included professional fees of $129,914 relating to the acquisition of Guru Denim, Inc. by our company , salaries of $81,960 and accounting fees of $42,857.

The net income before income taxes for the nine months ending September 30, 2004 was $2,853,196 versus a net loss of $166,904 for the nine months ending September 30, 2003. The comparisons discussed above should be considered in light of the fact that we operated as a mining company in 2003. In addition, Guru Denim Inc. only commenced business in November, 2002 and had just started to sell True Religion Brand Jeans during the first half of 2003.

There were no income taxes paid in 2003. We paid a corporate franchise tax to the State of California in the amount of $800. As of December 31, 2003 we had approximately $34,000 of net operating loss carry forwards. We typically provide for income taxes during interim reporting periods based upon an estimate of our annual effective tax rate. We used a combined federal and state tax rate of 40% of net income and provided $1,173,600 for future tax liabilities.

The Three Months ended September 30, 2004 vs. September 30, 2003

We recorded sales of our True Religion Brand Apparel of $7,350,792 and $710,143 for the three months ending September 30, 2004 and 2003, respectively. Gross profit for the three months ending September 30, 2004 was $3,465,659, or 47% of net sales, versus $367,388 or 51% of net sales for 2003. We believe that our gross margin for the three months ended September 30, 2004 decreased by approximately 4% as the result of two factors: (i) the proportion of sales that we make to distributors outside the United States, who receive a distributor discount of 25% has increased, and (ii) we made a large sale of some close-out merchandise to a wholesaler during the period. We expect our gross margin to remain in the range of 46-48% based upon the current level of purchase orders with our contract manufacturers. Although, we sold some excess inventory to a wholesaler at slightly above cost during the third quarter; our overall margin percentage remained at approximately 47% for the third quarter due to the continued demand for "destroyed" jeans, a high margin style..

Selling and shipping expenses for the three months ending September 30, 2004 totalled $968,021 and include purchases of sample fabric, freight, advertising, commissions, travel and trade show expense. Commissions to United States, Canadian and United Kingdom sales representatives amounted to $431,034, trade show expenses equalled $99,106 and salaries totalled $162,366. Our U.S. sales representative earns 10% commission on net sales less returns. We added personnel in the areas of design, sample sewing and shipping in line with sales growth. Selling and shipping for the three months ending September 30, 2003 totalled $95,462 and are primarily sales commissions and purchase of sample fabric.

General and administrative expenses for the three months ended September 30, 2004 totalled $723,53636. The principal components are professional fees including legal, accounting and auditing totalling $85,070 and salaries $332,387. Salaries have increased as we have added personnel to accommodate the growth in our business and also include the 3% bonus based on net sales payable to the Company's President.

The net income before income taxes for the three months ending September 30, 2004 was $1,649,1002 and included a one-time expense of $125,000 related to the settlement of the lawsuit with The Indigo Group USA. versus a net income of $3,750 for the three months ending September 30, 2003. The comparisons discussed above should be considered in light of the fact that we operated as a mining company in 2002 and the first six months of 2003. In addition, Guru Denim, Inc. only commenced business in November, 2002 and had just started to sell True Religion Brand Jeans during the first half of 2003.

Off Balance-Sheet Arrangements

On March 29, 2004, our wholly owned subsidiary, Guru Denim Inc., signed a Factoring and Security Agreement (the "Agreement") with FCC, LLC, a Florida limited liability company doing business in California as First Capital Western Region, LLC. Under this Agreement, Guru Denim offered to sell to First Capital all of our subsidiary's accounts receivable that result from the sale of goods or the performance of service, on a credit approved basis or, where credit approval is not forthcoming, on a full recourse basis.

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

Guru Denim, Inc. is required to pay interest on advances or other charges to its account by First Capital, at a rate of 5.75% per annum or 1% above First Capital's prime rate.

To date, the Company has started to factor its domestic receivables and approximately 50% have been on a credit approved basis and the balance on a full recourse basis. Further, the Company entered into the agreement because we believe that we can use the advances made on account of our receivables to speed and expand production of our products.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with the standards set by the PCAOB. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to provisions for uncollectible accounts for accounts receivable, inventories, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns have not been significant and we have not accrued for estimated sales returns and other allowances. We record sales returns in the period in which the related return is received.

Labelling and advertising of our products is subject to regulation by the Federal Trade Commission. We believe that we are in substantial compliance with these regulations.

Our Business

Through our wholly-owned subsidiary Guru Denim, Inc., we design, develop, manufacture, market, distribute and sell high fashion jeans and other apparel. We currently manufacture, market, distribute and sell apparel under the brand name "True Religion Brand Jeans" including jeans, skirts, denim jackets and t-shirts in the United States, Canada, the United Kingdom, Europe, Australia and Japan.

Our offices are located at 1525 Rio Vista Avenue, Los Angeles, California 90023 and consist of approximately 19,300 square feet of combined office and warehouse space that we rent at a rate of $0.78 per square foot per year. Through our operating subsidiary, Guru Denim, Inc., we conduct all of our executive and administrative functions and ship True Religion Brand Jeans to our customers from this facility. Our telephone number, which we share with Guru Denim, Inc., is (323) 266-3072.

We market and distribute our products by attendance at industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell our products in its respective territory. We currently have agreements in place with commissioned sales agents in the United States earning sales commissions at 10%. We currently have distribution agreements with distributors in Italy, Germany, Switzerland, Japan, Holland, France, Scandinavia, Canada, the United Kingdom and Australia. Our distributors purchase products from our company at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense and they ship to and collect payment from their customers directly.

Our products are sold in the U.S. to Saks Fifth Avenue, Neiman Marcus (store and catalogue), Barney's New York, Henri Bendel, Bergdorf Goodman, Nordstroms and most high-end boutiques throughout the U.S. We sell through a commission-based showroom in Los Angeles called L'Atelier.

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

Our products are sold in France by our distributor Are and Why and Robert Dodd effective July, 2004. Are and Why also represents Seven for all Mankind and Rogin Jeans and exhibits at Tranoi in Paris.

Employees

As of September 30, 2004 we had thirty employees. Of this total, three are officers namely Jeffrey Lubell, President; Kymberley Lubell, Company Secretary and Design Director for Women's Products; and Charles A. Lesser, Chief Financial Officer. Guru Denim Inc. employs a Chief Operations Officer, Financial Controller, Accounts Receivable/Credit Manager, Production Manager and Assistant, Customer Service Manager and Assistant, Design Assistant, Marketing Coordinator, Quality Controller, eight sample sewers, a patternmaker, six warehousemen and two administrative assistants. Jeffrey Lubell, our President, spearheads product development, marketing and sales. Kymberly Lubell, who is married to Jeffrey Lubell, is an experienced clothing designer and has responsibility for design and development of all women's products. We employ a production manager to monitor our contract manufacturers. Our business strategy is to employ contract manufacturers and to use independent sales agents and distributors in order to keep fixed overhead at a minimum.

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

Our jeans are available in three vintage washes, premium washes and a destroyed finish. .Dark and medium vintage are the largest sellers to date. In addition, many styles are available in three hand sand washes - light, medium and dark. A bleach version (off-white) is also available. In addition, our most popular men's and ladies styles are also available in corduroy in both darker (winter colors) and lighter pastel (spring and summer) colors. We plan to keep the overall line focused adding a jacket, mini-skirt and some t-shirts and have added a hooded sweatshirt and a few additional styles for fall 2004.

Business Strategy

Our strategy is to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest, jeans and related apparel. We plan to limit distribution to the more exclusive boutiques, specialty stores and department stores in an effort to maintain the unique nature of our brand and our True Religion Brand Jeans sell in the range of $170 to $200 per pair at retail. We utilize contract manufacturers located in the United States so that we can brand our products as having been "Made in the U.S.A.", and because it helps us control our costs and keep fixed overhead to a minimum. We plan to update our product offerings - style, fit, washes - every six months to be seen as a trend setter in the contemporary better jeans market.

Supply Strategy

We purchase most of our fabrics from Cone Mills, a United States fabric manufacturer, as well as stretch denim from Italy and Spain. We purchase our thread and other materials from various industry suppliers within the United States. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. Although the denim fabric that we use in the manufacture of our jeans is of the highest quality, it is readily available from a large number of suppliers including mills in the United States and abroad.

Manufacturing

We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have three contract manufacturers who manufacture our garments on an order-by-order basis. To date, Atomic Denim, Inc. has been our main contractor and has purchased the fabric, sewed and finished our products to our design and other specifications. Pinc is the company's second contractor and will produce up to 40% of the Company's production. After the settlement with The Indigo Group USA, we signed a manufacturing agreement with them providing for manufacture of up to 3,000 pairs of True Religion Brand Jeans per week. The Indigo Group USA is the company's third manufacturer and we only expect to receive the first production in December, 2004. We inspect the fabrics and the finished goods prior to shipping them as part of our quality control program. We plan to continue to outsource most, if not all, of our production. We have other contractors developing our denim jackets, t-shirts and knitwear. Further, we recognize that, as we grow, we may require additional contractors for denim jeans.

Competition

The apparel industry is intensely competitive and fragmented. We compete against other small companies like ours, as well as large companies that have a similar business and large marketing companies, importers and distributors that sell products similar to or competitive with ours. Examples of companies with whom we compete include Innovo Group Inc. (Joe's Jeans, Inc.), Levi Strauss & Co., Giorgio Armani, Polo Ralph Lauren Corporation, Calvin Klein, Seven For All Mankind, Citizens For Humanity, etc.

We believe that our competitive strengths consist of the detailing of the design, the quality of the denim and the superiority of the finish (the "wash"). Within the contemporary better jean market, where we sell our products, jeans sell from $100 to $300 per pair and designer label jeans can command higher prices. We believe that our price range of $170 to $200 provides superior value for the quality, style, fit and finish of True Religion Brand Jeans.

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

RISK FACTORS

WE ARE IN THE EARLY STAGES OF OUR GROWTH AND WE HAVE ONLY JUST BEGUN TO EARN SIGNIFICANT REVENUE, WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY

We are in the early stages of the growth of our company, which is involved primarily in the production and processing of high fashion denim apparel. As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record. We have only recently begun to earn significant profits.

Unanticipated problems, expenses and delays are frequently encountered in ramping up production and sales and developing new products, especially in the current stage of our business. Our ability to continue to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other things:

  Continue to successfully develop and operate production facilities or maintain existing or new agreements with third parties to perform these functions on our behalf;

  successfully market, distribute and sell our products or enter into agreements with third parties to perform these functions on our behalf; and

  obtain the financing required to implement our business plan.

Given our limited operating history, lack of long-term sales history and other sources of revenue, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to continue to be profitable.

During the nine month period ending September 30, 2004 we raised $2,000,000 in a private placement of equity and our management believes that we can sustain our operations for the next year from a combination of the proceeds of this private placement, existing working capital and from operating revenue. The future of our company will depend upon our ability to continue to obtain adequate orders for our products, prompt payment for our products and, as and when needed, sufficient financing and continuing support from our factor FCC, LLC, and to continue to maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

OUR CONTINUED OPERATIONS DEPEND ON CURRENT FASHION TRENDS. IF OUR PRODUCTS AND DESIGN DO NOT CONTINUE TO BE FASHIONABLE, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

The novelty and the design of our True Religion Brand Jeans apparel is important to our success and competitive position, and the inability to continue to develop and offer such unique products to our customers could harm our business. We cannot be certain that high fashion denim apparel will continue to be fashionable. Should the trend steer away from high fashion denim apparel, sales could decrease and our business could be adversely affected. In addition, there are no assurances that our future designs will be successful, and any unsuccessful designs could adversely affect our business.

WE DEPEND ON THIRD PARTIES FOR SIGNIFICANT ELEMENTS OF OUR SALES AND DISTRIBUTION EFFORTS. IF THESE THIRD PARTIES DO NOT CONTINUE TO ASSIST US IN OUR SALES AND DISTRIBUTION, OUR REVENUE COULD DECREASE, WHICH WOULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS

We limit our marketing efforts to participation at trade shows where we showcase our products. We depend substantially upon third parties for several critical elements of our business including, among other things, sales and distribution activities. There can be no assurance that we or these third parties will be able to establish or maintain adequate sales and distribution capabilities, that we will be able to enter into agreements or relationships with third parties in additional territories on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in selling or distributing our products. If they are not, our business could be negatively impacted. Also, if we are unable to maintain our relationships with these sales agents and distributors or if these sales agents and distributors begin selling our competitors products, then our ability to generate revenues through the sale of our products could be negatively impacted.

OUR BUSINESS COULD SUFFER IF WE NEED TO ADD OR REPLACE MANUFACTURERS.

Although we design and market our products, we outsource manufacturing to third party manufacturers. Outsourcing the manufacturing component of our business is common in the apparel industry, as we compete with other companies for the production capacity of our manufacturers. Because we are a small enterprise and many of the companies with which we compete have greater financial and other resources than we have, they may have an advantage in the competition for production capacity. We currently outsource our production to only three manufacturers. If we experience a significant increase in demand, or if we need to replace any of the manufacturers that we currently use, we may have to expand our third party manufacturing capacity. We cannot be assured that this capacity will be available to us, or that if available it will be available on terms that are acceptable to us. If we cannot produce a sufficient quantity of our products to meet demand or delivery schedules, our customers might reduce demand, reduce the purchase price they are willing to pay for our products or replace our product with the product of a competitor, any of which could have a material adverse effect on our financial condition and operations.

OUR BUSINESS COULD SUFFER FROM THE FINANCIAL INSTABILITY OF OUR CUSTOMERS.

We sell our product primarily to retail and distribution companies in the United States on open account with 30 to 45 day payment terms. In foreign markets, we try to obtain a letter of credit or wire transfer upon shipment, but these arrangements are not always possible. Financial difficulties with a customer could result in serious losses for our company.

The Loss of Mr. Jeffrey lubell or OTHER KEY MANAGEMENT PERSONNEL Would Have an Adverse Impact on OUR Future Development and could impair our ability to succeed.

Our performance is substantially dependent upon the expertise of our President, Mr. Jeffrey Lubell, and other key management personnel, and our ability to continue to hire and retain there personnel. Mr. Lubell spends all of his working time working with our company and our wholly-owned subsidiary. It may be difficult to find sufficiently qualified individuals to replace Mr. Lubell or other key management personnel if we were to lose any one or more of them. The loss of Mr. Lubell or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

We do not maintain "key person" life insurance on any of our directors or senior executive officers.

COMPETITION IN THE APPAREL INDUSTRY IS FIERCE

The apparel industry, in general, and the designer denim sector, in particular, is intensely competitive and fragmented. We compete against a large number of well-established companies with greater product and name recognition and with substantially greater financial, marketing and distribution capabilities than ours, as well as against a large number of small specialty producers. Our competitors include, by way of example, Levi Strauss & Co., Giorgio Armani, Polo Ralph Lauren Corporation, Calvin Klein and other well known and respected brands. There can be no assurance that we can compete successfully in this complex and changing market. If we cannot, our business will be adversely affected.

GOVERNMENT REGULATION AND SUPERVISION COULD RESTRICT OUR BUSINESS.

Any negative changes to international trade agreements and regulations such as NAFTA or any agreements affecting international trade such as those made by the World Trade Organization which result in a rise in trade quotas, duties, taxes and similar impositions or which has the result of limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products, could have an adverse effect on our business.

IF OUR COMPETITORS MISAPPROPRIATE OUR PROPRIETARY KNOW-HOW AND TRADE SECRETS, IT COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

The loss of or inability to enforce our trademark "True Religion Brand Jeans" and the trademarked "Buddah" logo and other proprietary know-how and trade secrets could adversely affect our business.

We depend heavily on trade secrets and the design expertise of Jeffrey and Kymberly Lubell. If any of our competitors copies or otherwise gains access to our trade secrets or develops similar products independently, we would not be able to compete as effectively. The measures we take to protect our trade secrets and designs may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report, being September 30, 2004. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

On September 15, 2004, our subsidiary Guru Denim Inc. signed a Settlement Agreement and Mutual General Release with The Indigo Group USA and Jeremy Lew terminating the lawsuit. In consideration of the Settlement Agreement, Guru Denim, Inc. agreed to pay to the Indigo Group USA $125,000 and to dismiss its lawsuit of December 12, 2003. In consideration of the Settlement Agreement, The Indigo Group USA agreed to dismiss their cross-complaint of January 13, 2004 and to return certain merchandise and hardware related to prior production done by The Indigo Group USA, Inc. on behalf of Guru Denim Inc. In addition, The Indigo Group USA and Jeremy Lew acknowledged and confirmed that they have no right, title or interest in or to the trademarks or trade names used by Guru Denim, Inc.

In addition, Guru Denim, Inc. signed a Manufacturer's Agreement with The Indigo Group, Inc. on September 15, 2004 with the following basic terms:

  Providing that Guru Denim, Inc. has orders to fill, purchase orders for a minimum of 3,000 units per week throughout the term of this agreement,

  Term of one year. If Indigo fails to fill three separate orders by the agreed upon delivery date and has not cured the problem, then after the third such incident Guru may terminate the Agreement.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The transferable share purchase warrants that we issued in our January 15, 2004 private placement entitled the holders to purchase one additional share at an exercise price of $1.11 per share on or before July 12, 2004. On July 12, 2004, we agreed to extend the expiration date of these warrants to September 10, 2004. On September 7, 2004 the warrant holders exercised all of their share purchase warrants for aggregate exercise proceeds of $1,000,000 and we issued to the warrant holders 900,000 of our common shares in exchange for the warrants.

On June 21, 2004, we issued 5,000 shares of our common stock to a consultant for services valued at $5,000.

ITEM 5. OTHER INFORMATION

On February 13, 2004, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission registering up to 3,400,000 shares of common stock. On May 10, 2004, we filed a pre-effective amendment to our registration statement. This registration statement was declared effective as of 10 a.m., Eastern Daylight Time on May 13, 2004.

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
-27-
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

10.11	Indemnity Agreement dated April 19, 2004 between True Religion Apparel, Inc. and Mark Saltzman (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)
10.12	Indemnity Agreement dated April 19, 2004 between True Religion Apparel, Inc. and Charles Lesser (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)
10.13	Indemnity Agreement dated April 21, 2004 between True Religion Apparel, Inc. and Jeffrey Lubell (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)
10.14	Indemnity Agreement dated April 23, 2004 between True Religion Apparel, Inc. and Kymberly Lubell (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)
10.15	Settlement Agreement and Mutual General Release with The Indigo Group USA and Jeremy Lew
10.16	Manufacturer's Agreement with The Indigo Group, USA
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB Annual Report, filed on April 14, 2004).
(21)	Subsidiaries
21.1	Guru Denim, Inc.
(31)	Section 302 Certifications
31.1	Certification.
31.2	Certification.
(32)	Section 906 Certification
32.1	Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TRUE RELIGION APPAREL, INC.

By: /s/ Jeffrey Lubell__________________ Jeffrey Lubell, President, CEO, and Director (Principal Executive Officer)

Date: November 8, 2004

By: /s/ Charles A. Lesser________________ Charles A. Lesser, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 8, 2004