Form 10KSB
period 2004-12-31
TRUE RELIGION APPAREL INC
filed 2005-03-31
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  333-72802

TRUE RELIGION APPAREL, INC.
(Name of small business issuer in its charter)

Nevada	98-0352633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1525 Rio Vista Ave. Los Angeles, CA	90035
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (323) 266-3072

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year. $27,667,418

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.

10,109,737 common shares at $12. 00(1) per common share = $121,316,844

(1)	Average of the bid and asked price on March 28, 2005 as reported by the OTC Bulletin Board.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

21,130,571 common shares issued and outstanding as of March 28, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No ☒

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”,that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to common shares refer to common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “True Religion” mean True Religion Apparel, Inc. and our subsidiary Guru Denim, Inc., unless otherwise indicated.

Corporate History

We were incorporated under the laws of the State of Nevada on April 25, 2001 under the name Gusana Explorations Inc. On June 24, 2003, we acquired all of the issued and outstanding shares of Guru Denim, Inc., and, on August 18, 2003, we changed our name to True Religion Apparel, Inc.

From inception on April 25, 2001, until our company’s acquisition of Guru Denim, Inc., on June 24, 2003, our company was engaged in the exploration and acquisition of mineral properties. Our principal capital resources were acquired through issuance of common stock and from shareholder loans.

We had insufficient capital to fully explore and develop our mineral properties and we were unable to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and exploit our resources. As a result, we were unsuccessful in fully implementing our business plan in regards to the exploration and development of our mineral properties. Our board of directors subsequently conducted an in-depth analysis of our business plan and related future prospects for mineral exploration companies. They decided that it was in our company’s best interest to concurrently pursue initiatives in the clothing industry as an extension to our existing business. Accordingly, we began researching business opportunities in the clothing industry, including potential acquisitions and arrangements with suitable business partners that might assist us in realizing our overall objective of engaging in a profitable business. Our board of directors felt that this was in our best interests because they determined that it was not likely that our mineral properties could be successfully explored and developed without a source of revenue to sustain these activities. Since that time, our board of directors decided that the continuation of the program of exploration of our mineral properties was too costly and the prospects of profitability were too remote, and they resolved to let these mining claims lapse.

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

In the term sheet, Jeffrey Lubell conditioned his obligation to close the sale on the successful private placement by our company of equity with gross proceeds of at least $1,200,000. This money would be used as operating capital and as a source of proceeds to fund both the $300,000 payment to Indigo Group U.S.A., Inc. and $250,000 signing bonus to be paid to Mr. Lubell pursuant to his employment agreement. However, in the formal Share Purchase Agreement we agreed that we would be required to raise only the first $900,000 of this money at or prior to closing and that we would have until August 23, 2003 to raise the balance of $300,000. In the Share Purchase Agreement, for ease of reference, we referred to the first $900,000 of this money as the “First Private Placement” and to the $300,000 balance as the “Second Private Placement”. In order to assure Mr. Lubell that we would have incentive to complete the Second Private Placement after closing, we agreed to issue to him, at closing, such number of common shares in our company as would constitute a sixty-two percent (62%) equity interest. This sixty-two percent (62%) interest was reduced to fifty-two percent (52%) when we completed the Second Private Placement.

We successfully raised the full $300,000 amount of the Second Private Placement and Mr. Lubell surrendered for cancellation 4,676,972 of the 14,571,305 shares that we issued to him at the closing, retaining 9,894,333 shares constituting approximately 52% of our company’s issued and outstanding common shares at that time.

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

Our Business

Through our wholly-owned subsidiary Guru Denim, Inc., we design, develop, manufacture, market, distribute and sell high fashion jeans and other apparel. We currently manufacture, market, distribute and sell apparel under the brand name “True Religion Brand Jeans” including jeans, skirts, denim jackets and tops in the United States, Canada, the United Kingdom, Europe, Mexico and Japan.

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

We market and distribute our products by attendance at industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell our products in its respective territory. We currently have agreements in place with commissioned sales agents in the United States earning sales commissions at 10%. We currently have distribution agreements with distributors in Italy, Germany, Switzerland, Japan, Holland, France, Scandinavia, Spain, South Africa, Mexico, Canada and the United Kingdom. Our distributors purchase products from our company at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense and they ship to and collect payment from their customers directly.

Our products are sold in the U.S. to Saks Fifth Avenue, Neiman Marcus (store and catalogue), Saks Fifth Avenue, Barney’s New York, Henri Bendel, Bergdorf Goodman, Nordstroms and approximately 500 high-end boutiques throughout the U.S. We sell through a commission-based showroom, L’Atelier, with showrooms in Los Angeles, Dallas and New York.

Our products are sold in Japan through our distributor Jameric, Inc. Jameric, Inc. and its founder, Mr. Tony Shibata, have 25 years of experience introducing U.S. brands into the Japanese market. Previously, Jameric, Inc. acted as a business development arm and buying office for Sumitomo Corporation and introduced Walt Disney products under license to Japan. For the past six years Jameric, Inc. has focused on the apparel industry. Jameric, Inc. is responsible for introducing Jill Stewart, Juicy Couture and Earl Jeans to the Japanese market. Our customers in Japan include Barney’s Japan, Isitan, Rosebud and Elephant Trading and Ueno Shokai.

Our products are sold in the United Kingdom, Ireland and Scotland through our distributor Area 142 that has engaged our previously commissioned sales agent, Melwani Agency. Customers include Harrods, Harvey Nichols, Selfridges and a number of both men’s and woman’s fashion boutiques. Our products were sold in Canada through our commissioned sales agent, Margulius agency in Vancouver, Canada. Effective February 18, 2004, we appointed A.N.V. Clothing, Inc., located in Montreal, as our exclusive distributor in Canada.

Our products are sold in Italy by our distributor Torinovantuno who has replaced Massimo Cavallari effective July, 2004. Torinovantuno also represents Seven for all Mankind and exhibits twice a year at Europe’s two premier trade shows for high-end apparel - the Pitti Immagine Uomo (Florence, Italy) and Bread & Butter (Berlin, Germany) as well as the White Show in Milan, Italy.

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

We have appointed JMJ Wear as our exclusive distributor for Norway, Sweden and Denmark. JMJ Wear represents Seven for All Mankind, Dolce & Gabanna, Missoni, DKNY and Blue Cult throughout the region.

We have appointed Fashion Club 70 as our exclusive distributor for Belgium and Luxembourg. Located in Antwerp, Belgium, Fashion Club 70 distributes Seven for all Mankind and other premium brands throughout the Benelux countries.

We have appointed the Aishti Group as our exclusive distributor for Lebanon, UAE, Saudi Arabia, Quatar and Bahrain. In addition to distributing many premium brands throughout the Middle East, the Aishti Group also publishes a high-end glossy fashion magazine under the name “Aishti” and operates the premier boutique for luxury brands in Beirut.

We have appointed Eduardo Kurian as our exclusive distributor for Mexico and Central America. Located in Mexico City, Mr. Kurian distributes Seven for all Mankind and Von Dutch throughout Mexico and works closely with Sears Mexico, which in Mexico sells high-end premium brands.

Additionally, we have appointed IMEXF as our distributor in Spain and Portugal and T2C as our distributor in South Africa and the southern African region. We appointed Shopaholic as our distributor in Korea. Shopaholic operates the largest boutique for premium brands and high-end fashion in. Seoul, Korea. Similarly, we appointed United Suppliers Limited, also known as the Mercury Group, as our distributor for Russia. The Mercury Group is the premier distributor of luxury brands in Russia and also operates stores in Russia which sell high-fashion premium brands throughout Russia.

Our products were sold in Australia by our distributor Krites (Australia) Pty Ltd through early March, 2005. We have temporarily withdrawn our products from Australia and indicated to Krite’s to cease taking orders. We are currently evaluating whether to continue to distribute in Australia due to the size of the market for premium denim jeans.

Employees

As of March 15, 2005 we had forty six employees. Four of these are officers of our company, namely Jeffrey Lubell, our President and CEO; Mark Saltzman, our Chief Operating Officer, Kymberly Lubell, our Vice President, corporate Secretary and Design Director for Women’s Products; and Charles A. Lesser, our Chief Financial Officer. Our subsidiary Guru Denim Inc. employs an Operations Officer, Financial Controller, Accounts Receivable clerk, Credit Manager, Production Manager and two assistants, Customer Service Manager and three assistants, four Design Assistants, two Marketing Coordinators, two Quality Controllers, nine sample sewers, a patternmaker, eleven warehousemen and two administrative assistants. Jeffrey Lubell, our President, spearheads product development, marketing and sales. Kymberly Lubell, who is married to Jeffrey Lubell, is an experienced clothing designer and has responsibility for design and development of all women’s products. We employ a production manager to monitor our contract manufacturers. Our business strategy is to employ contract manufacturers and to use independent sales agents and distributors in order to keep fixed overhead at a minimum.

Our Products

Our principal products are the high fashion jeans that we design, manufacture, market, distribute and sell through our wholly-owned subsidiary Guru Denim, Inc. under the True Religion Brand Jeans trademarks. These jeans are sold in the United States and abroad to upscale retailers and boutiques. We have recently added a line of denim jackets and tops for both men and women. Samples of our products can be viewed on our website located at www.Truereligionbrandjeans.com.

We currently sell men’s styles and women’s styles. True Religion Brand Jeans are made with high quality fabrics from the U.S.A., Italy, and Japan that are gently and naturally aged, hand finished and boldly stitched in seven different thread colors. Although we operate in a highly competitive market, what distinguishes True Religion Brand Jeans is the fit (low-rise), the attention to detail, and the ultimate “vintage look”. The “vintage look” includes grinding, some tearing, some “whiskers” and some darkening in the legs. In summary, True Religion Brand Jeans are made to look, feel and fit like they have been owned for years. We believe that we have a competitive advantage in the detailing of the design, the quality of the denim and the superiority of the finish (the “wash”).

Our jeans are available in multiple vintage washes, premium washes and a destroyed finish. Dark and medium vintage, and the destroyed finish are the largest sellers to date. In addition, many styles are available in three hand sand washes - light, medium and dark. A bleach version (off-white) is also available. In addition, our most popular men’s and ladies styles are also available in corduroy in both darker (winter colors) and lighter pastel (spring and summer) colors. We plan to keep the overall product line focused adding jackets, mini-skirts and some tops and have added embroidered denim jeans and patchwork denim jeans in the second half of 2004. In addition, we have produced our best styles in multiple fabric and thread combinations giving the customer more choices. For example, we make our Joey jean in black denim, natural, cotton twill for summer and velvet for fall.

Business Strategy

Our strategy is to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest, jeans and related apparel. We plan to limit distribution to the more exclusive boutiques, specialty stores and department stores in an effort to maintain the unique nature of our brand and our True Religion Brand Jeans sell in the range of $170 to $300 per pair at retail. We utilize contract manufacturers located in the United States so that we can brand our products as having been “Made in the U.S.A.”, and because it helps us control our costs and keep fixed overhead to a minimum. We plan to update our product offerings - style, fit, washes - every six months to be seen as a trend setter in the contemporary better jeans market.

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

Manufacturing

We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have three contract manufacturers who manufacture our garments on an order-by-order basis. To date, Atomic Denim, Inc. has been our main contractor and has purchased the fabric, sewed and finished our products to our design and other specifications. Pinc is our second contractor and will produce up to 40% of our production. After the settlement with The Indigo Group USA, we signed a manufacturing agreement with them providing for manufacture of up to 3,000 pairs of True Religion Brand Jeans per week. The Indigo Group USA is our third manufacturer and we only expect to receive the first production in December, 2004. We inspect the fabrics and the finished goods prior to shipping them as part of our quality control program. We plan to continue to outsource most, if not all, of our production. We have other contractors developing our denim jackets, t-shirts and knitwear. Further, we recognize that, as we grow, we may require additional contractors for denim jeans.

Competition

The apparel industry is intensely competitive and fragmented. We compete against other small companies like ours, as well as large companies that have a similar business and large marketing companies, importers and distributors that sell products similar to or competitive with ours. Examples of companies with whom we compete include Innovo Group Inc. (Joe’s Jeans, Inc.), Levi Strauss & Co., Giorgio Armani, Polo Ralph Lauren Corporation, Calvin Klein, Seven For All Mankind, Citizens For Humanity, etc.

We believe that our competitive strengths consist of the detailing of the design, the quality of the denim and the superiority of the finish (the “wash”). Within the contemporary better jean market, where we sell our products, jeans sell from $100 to $300 per pair and designer label jeans can command higher prices. We believe that our price range of $170 to $300 provides superior value for the quality, style, fit and finish of True Religion Brand Jeans.

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

Research and Development

Jeffrey Lubell, our President, and Kymberly Lubell, our Design Director for Women’s Products, are responsible for the design and development of our high fashion denim apparel products. We do not currently have a formal research and development effort but we plan to continue to develop new products every six months.

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

Unanticipated problems, expenses and delays are frequently encountered in ramping up production and sales and developing new products, especially in the current stage of our business. Our ability to continue to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other things:

•	Continue to successfully develop and operate production facilities or maintain existing or new agreements with third parties to perform these functions on our behalf;
•	successfully market, distribute and sell our products or enter into agreements with third parties to perform these functions on our behalf; and
•	obtain the financing required to implement our business plan.

Given our limited operating history, lack of long-term sales history and other sources of revenue, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to continue to be profitable.

During the year ended December 31, 2004 we raised $2,000,000 of equity capital in a private placement and our management believes that we can sustain our operations for the next year from a combination of the proceeds of this private placement, existing working capital and from operating revenue. The future of our company will depend upon our ability to continue to obtain adequate orders for our products, prompt payment for our products and, as and when needed, sufficient financing and continuing support from our factor Merchant Factors Corp., and to continue to maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

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

We do not maintain “key person” life insurance on any of our directors or senior executive officers.

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

IF OUR COMPETITORS MISAPPROPRIATE OUR PROPRIETARY KNOW-HOW AND TRADE SECRETS, IT COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

The loss of or inability to enforce our trademark “True Religion Brand Jeans” and the trademarked “Buddah” logo and other proprietary know-how and trade secrets could adversely affect our business.

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

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC’S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

The United States Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules may discourage investor interest in, and limit the marketability of, our common stock.

WE DO NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Item 2.	Description of Property.

Our Executive Offices

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

Item 3.	Legal Proceedings.

On December 16, 2004, Joseph C. Canouse filed a Complaint in the United States District Court for the Northern District of Georgia alleging breach of a written consulting agreement dated February 26, 2004. Mr. Canouse claimed that he is entitled to a fee equal to 100,000 of our common shares and share purchase warrants entitling him to purchase an additional 100,000 of our common shares at an exercise price of $1.11 per share.

We denied any liability to Mr. Canouse and we filed a motion to dismiss his claims on the grounds that the United States District Court for the Northern District of Georgia had no jurisdiction to hear them. In a Consent Order Dismissing Case Without Prejudice dated March 15, 2005, the United States District Court for the Northern District of Georgia dismissed the case without prejudice to Mr. Canouse’s ability to refile his claim in another forum.

On March 18, 2005, Mr. Canouse filed a Complaint in the United States District Court for the Central District of California (Western Division), Case No. CV05 1978, alleging breach of an agreement for consulting services, fraud, unjust enrichment and quantum meruit. Mr. Canouse claims that we owe to him damages in the form of 100,000 shares of our common stock valued at their maximum value from February 26, 2004 through the date of filing the Complaint, together with share purchase warrants entitling him to purchase an additional 100,000 of our common shares at an exercise price of $1.11 per share or the equivalent value of these securities in money, plus attorney’s fees.

We continue to deny any liability to Mr. Canouse and we intend to defend the California lawsuit vigorously.

Item 4.	Submissions of Matters to a Vote of Security Holders.

We held our annual general meeting of shareholders on August 16, 2004 in Los Angeles, California, at which the following four proposals were approved by our shareholders:

1.              Jeffrey Lubell, Kymberly Lubell and Mark Saltzman were elected to our board of directors for a one-year term expiring at the next annual meeting of shareholders to be held in 2005. Each director that was elected received 11,131,159 votes in favour, none against and 48,835 votes abstaining.

2.              The appointment of Stonefield Josephson, Inc. as our registered independent public accountants for the year ending December 31, 2004 was ratified and the board of directors was authorized to fix the remuneration of the auditors. The shareholders approved this proposal with 11,126,664 votes in favour, 20,050 votes against and 33,280 votes abstaining.

3.              Our 2004 Stock Option Plan, which authorizes the issuance of 3,000,000 common shares to certain directors, officers, full time employees and consultants, was ratified and approved by a vote of 10,844,156 votes in favour, 285,865 votes against and 49,973 votes abstaining.

4.              Our 2004 Equity Incentive Plan, authorizing the issuance of 1,000,000 common shares to certain directors, officers, full time employees and consultants, was ratified and approved by a vote of 11,179,994 votes in favour, zero votes against and zero votes abstaining.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol “TRLG”. The following quotations, which were obtained from Stockwatch.com, reflect the high and low bids for our common stock for the periods indicated, based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2004	$2.10	$8.10
September 30, 2004	$2.54	$0.67
June 30, 2004	$1.16	$0.85
March 31, 2004	$1.57	$0.80
December 31, 2003(2)	$2.55	$1.06
November 30, 2003	$3.20	$1.25
August 31, 2003	$1.42	$0.80
May 31, 2003	$2.10	$0.50

* Our stock was quoted for trading on the National Association of Security Dealers OTC Bulletin Board on March 6, 2003 under the trading symbol “GSNA”. On May 30, 2003, our trading symbol changed to “GUSN” and on August 25, 2003, our trading symbol changed to “TRLG”.

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) We adopted our subsidiary Guru Denim Inc.’s fiscal year end of December 31 on September 30, 2003. Previously, our fiscal year end was August 31.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, Suite 880, Bank of America Plaza, 50 West Liberty Street, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares.

On December 31, 2004, the shareholders’ list of our common shares showed 29 registered shareholders and 20,964,570 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there are between 1,500 and 2,000 additional beneficial shareholders beyond the 29 registered shareholders as of December 14, 2004.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. “Penny stock” is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Dividend Policy

We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common shares other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the 2004 Stock Option Plan on April 22, 2004 and our current equity incentive plan, entitled the 2004 Equity Incentive Plan on July 26, 2004. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Stock option plans approved by security holders	2,473,666	$1.16	508,334
Equity issued under Equity Incentive Plan	269,437	$4.86	730,563
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,743,103	$1.52	1,238,897

Recent Sales of Unregistered Securities

On January 15, 2004, we sold an aggregate of 900,000 units, at a price of $1.11 per unit for aggregate gross proceeds of $1,000,000 to two non-U.S. persons in offshore transactions relying on the exemptions from the registration requirements of the Securities Act of 1933 provided by Regulation S, promulgated thereunder. Each unit was comprised of one common share and one transferable share purchase warrant that entitles the holder to purchase one additional share at an exercise price of $1.11 per share on or before the earlier to occur of the date that was sixty (60) days following the date upon which our registration statement was declared effective by the SEC and January 15, 2006. We registered these common shares and the common shares underlying the warrants, together with common shares that we had sold in two previous private placements (which closed on June 16, 2003 and July 29, 2003, respectively), in a registration statement filed on Form SB-2 with the Securities and Exchange Commission that was declared effective May 13, 2004.

The 900,000 share purchase warrants that we issued in our January 15, 2004 private placement entitled the holders to purchase one additional share at an exercise price of $1.11 per share on or before July 12, 2004. On July 12, 2004, we agreed to extend the expiration date of these warrants to September 10, 2004. On September 7, 2004 the warrant holders exercised all of their share purchase warrants for aggregate exercise proceeds to our company of $1,000,000 and we issued to the warrant holders 900,000 of our common shares in exchange for the warrants.

On April 22, 2004, we granted 20,000 options to purchase our common shares at an exercise price of $0.80 per share to an independent contractor who performed bookkeeping services for our company pursuant to an oral agreement. As this issuance did not involve any member of the public, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These shares were subsequently registered on a Form S-8 filed on October 7, 2004. These share purchase options were subsequently exercised on October 28, 2004.

Also on April 22, 2004, we granted 25,000 options to purchase our common shares at an exercise price of $0.80 per share to an independent contractor who served as the Canadian distributor for our products pursuant to a distribution agreement. As this issuance did not involve any member of the public, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These shares were subsequently registered on a Form S-8 filed on October 7, 2004. These share purchase options were subsequently exercised on October 28, 2004.

On June 21, 2004, we issued 5,000 shares of our common stock to a consultant pursuant to a July, 2003, agreement under which the consultant provided our company with public relations services valued at $5,000. These shares were issued at a deemed issue price of $1.00 per share. As this issuance did not involve any member of the public, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These shares were subsequently registered on a Form S-8 filed on October 7, 2004.

On December 28, 2004 we issued 12,857 shares at a fair market value of $0.70 per share to a consultant that performed public relations services for our company pursuant to an agreement dated July 28, 2004. The services performed by this consultant were valued by our board of directors at $9,000 As this issuance did not involve any member of the public, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On December 30, 2004, we issued 6,580 common shares at a deemed price of $4.00 per share to our marketing and distribution representative in Japan in satisfaction of sales commissions owed by us on November 1, 2004, in the amount of $26,320. The marketing and sales services for which commissions were due were performed outside of the United States, the offer and sale of these securities did not take place in the United States. this was not an offering to the public and we relied on the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933. and/or Section 4(2) of the Securities Act of 1933.

On December 14, 2004, we issued 200,000 restricted shares to our President and Chief Executive Officer and 50,000 shares to our Chief Financial Officer under our 2004 Equity Incentive Plan as payment for services to be rendered over the first six months of calendar year 2005. Both of these officers are accredited investors and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided for in Section 4(2) and/or Section 4(6) of the Securities Act of 1933, as amended. Under a Stock Incentive Award and Escrow Agreement, these shares are held in escrow until June 14, 2005. If either executive’s employment with our company should terminate at any time prior to June 14, 2005, these shares will be forfeit and will be returned to us for cancellation. The fair market value of these services are valued at $1,275,000 and the shares were issued at a deemed purchase price of $5.10 per share, being the closing price for our shares on December 14, 2004, as reported by the OTC Bulletin Board.

Item 6.	Management Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. We refer you to the cautionary statement regarding forward looking statements included at the beginning of this annual report. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6 of this annual report.

Our consolidated audited financial statements are stated in United States dollars and are prepared in conformity with United States Generally Accepted Accounting Principles.

Overview

Through our wholly-owned subsidiary Guru Denim, Inc., we design, develop, manufacture, market, distribute and sell high fashion jeans and other apparel. We currently manufacture, market, distribute and sell apparel under the brand name “True Religion Brand Jeans” including jeans, skirts, denim jackets and tops in the United States, Canada, the United Kingdom, Europe, Mexico and Japan.

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

We market and distribute our products by attendance at industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell our products in its respective territory. We currently have agreements in place with commissioned sales agents in the United States earning sales commissions at 10%. We currently have distribution agreements with distributors in Italy, Germany, Switzerland, Japan, Holland, France, Scandinavia, Spain, South Africa, Mexico, Canada and the United Kingdom. Our distributors purchase products from our company at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense and they ship to and collect payment from their customers directly.

Financial Condition, Liquidity and Capital Resources

At December 31, 2004, we had a working capital surplus of $7,124,963.

At December 31, 2004, our total assets of $13,416,989 of which $2,946,058 consisted of cash.

At December 31, 2004, our total liabilities were $5,874,926.

ASSETS. Our current assets totalled $12,918,694 and $1,403,854 at December 31, 2004 and 2003, respectively. Total assets were $13,416,989 and $1,472,394 at December 31, 2004 and 2003, respectively. The increase in current assets is primarily due to the growth in accounts receivable, inventory and the generation of cash. At December 31, 2004, our assets consisted primarily of inventory of $3,325,665, net accounts receivable totalling $2,384,996, due from factor of $3,971,429 and cash on hand of $2,946,058.

LIABILITIES AND WORKING CAPITAL. Our current liabilities totalled $5,793,731 and $590,013 at December 31, 2004 and 2003, respectively. This resulted in working capital of $7,124,963 and $813,841 at December 31, 2004 and December 31, 2003, respectively. We had no long term debt in either year. The increase in liabilities is primarily due to income taxes payable of $2,476,933, which was paid on March 15, 2005; commissions payable to L’Atelier of $487,000 and payments to contract manufacturers of $1,700,000, which is included in accounts payable and accrued expenses..

CASH REQUIREMENTS AND ADDITIONAL FUNDING

We generated financial growth primarily through cash flows provided by operating activities and financing activities. In 2004, financing activities generated net cash of $2,000,000. Net proceeds were derived from the sale of our common stock and warrants to purchase common stock, respectively. Cash flows provided by operating activities in 2004 generated $1,349,354 and used ($868,626) in 2003, respectively. Cash and cash equivalents increased by $2,881,626 to $2,946,058 in 2004. We continue to generate cash from operating activities and we plan to be able to finance growth from operations. We can also borrow up to 85% of eligible accounts receivable from Merchant Factors Corp, our factor for credit and collection activities. We plan to finance our capital expenditures, consisting of computers, furniture and equipment, as well as the opening of a store in California at an estimated cost of approximately $300,000, from operations.

Results of Operations

The year ended December 31, 2004 vs. December 31, 2003

We recorded sales of $27,667,418 for the year ended December 31, 2004 and $2,355,332 for the year ended December 31, 2003. All of these sales were of our True Religion Brand Jeans. We currently have two main manufacturers and a secondary contract manufacturer in Los Angeles plus one contract manufacturer in Mexico and we believe we can meet our current production needs. Gross profit for the year ended December 31, 2004 was $13,154,081, or 47.5% compared to $1,239,149 or 52.6% for 2003. We expect our gross margin to stay within the 48 - 50% range based upon our current purchase orders with contract manufacturers. International distributors receive a 25% discount to the wholesale price. Should the distributor business increase as a percentage of total sales revenue, then the gross margin would decrease.

Selling and shipping expenses totalled $3,433,351 for the year ending December 31, 2004 compared to $392,490 for the year ended December 31, 2003 and include purchases of sample fabrics ($104,792), advertising ($76,137), sales commissions ($1,640,047) and travel and trade show expense ($277,136). Salaries for design personnel, patternmakers, sample sewers, production staff, quality control staff and warehouse staff totalled $956,876. Our U.S. sales representative earns 10% commission on net sales less returns and our Canadian and United Kingdom sales representatives (through March 2004, then replaced by distributors) earned 12% on net sales. We entered into distribution agreements in 2004 for both the territory of Canada and the territory of the United Kingdom.

General and administrative expenses for the year ended December 31, 2004 totalled $2,868,870 as compared to $857,441 for the year ended December 31, 2003. The principal components are professional fees ($361,856), officer’s salary, including the 3% of sales to the CEO, ($982,239), factor commission ($96,341) and salaries ($450,005). On December 14, 2004, We issued 250,000 shares of restricted stock, which are subject to forfeiture and cancellation until June 14, 2005, and which are valued at $1,275,000. The non-cash deferred compensation expense for 2004 amounted to $119,094. During 2004, we recorded two non-cash charges totalling $71,000 relating to the issuance of stock options to two consultants and the Black-Scholes cost of extension of 900,000 warrants to September, 2004.

The net income before income taxes for the year ending December 31, 2004 was $6,726,858 versus a net loss of $10,782 for the year ending December 31, 2003. Guru Denim Inc. commenced business in November, 2002 and started to sell True Religion Brand Jeans during the first half of 2003.

We paid $8,626 in income taxes during 2004 based on filing income tax returns for the year ending December 31, 2003. As of December 31, 2003 we had approximately $289,000 of net operating loss carry forwards which we were unable to fully utilize in 2003, but will utilize for the year ending December 31, 2004. We typically provide for income taxes during interim reporting periods based upon an estimate of our annual effective tax rate. We used a combined federal and state tax rate of 40% of net income. After considering the effect of an NOL carryforward, the extraterritorial income exclusion on foreign sales and certain other tax deductions, our combined federal and state tax liability was calculated to be $2,498,681. The extraterritorial income exclusion allows us to deduct 15% of net income which can be attributed to shipments outside the United States, which has generated a $451,000 tax deduction for us for the year ending December 31, 2004.

Off Balance-Sheet Arrangements

On March 29, 2004, our wholly owned subsidiary, Guru Denim Inc., signed a Factoring and Security Agreement (the “Agreement”) with FCC, LLC, a Florida limited liability company doing business in California as First Capital Western Region, LLC. Under this Agreement, Guru Denim offered to sell to First Capital all of its accounts receivable that result from the sale of goods or the performance of service, on a credit approved basis or, where credit approval is not forthcoming, on a full recourse basis.

The purchase price is the net invoice amount. Guru Denim, Inc. was required to pay interest on advances or other charges to its account by First Capital, at a rate of 5.75% per annum or 1% above First Capital’s prime rate. We used First Capital for credit administration and cash flow purposes. Under the factoring agreement, First Capital purchased substantially all domestic trade accounts receivable and assumed most of the credit risks with respect to such accounts for the factoring charge of 0.75% of the gross invoice amount of each account receivable, subject to a minimum commission of $3.00 per invoice or credit memo, and a minimum factoring commission per month of $2,000. At December 31, 2004 items subject to recourse totaled $1,382,550. Subsequent to December 31, 2004, we collected $1,242,965 of this amount.

On December 31, 2004, Guru Denim terminated its agreement with First Capital and entered into a new factoring agreement with Merchant Factors Corp. which went into effect January 3, 2005. This agreement is for a one year term and will automatically renew after the first year on a month-to-month basis unless terminated by Guru Denim on 60 days notice, which Guru Denim may give only after the end of the first year. In the agreement, Merchant

Factors Corp. has agreed to advance to Guru Denim up to 85% of those of Guru Denim’s net receivables as are pre-approved by them and Guru Denim has agreed:

•	to submit all sales to Merchant Factors Corp. for approval prior to shipment to the customer.
•

to assign to Merchant Factors Corp. all of its receivables that are acceptable to them, with full recourse to Guru Denim in the event of non-payment by its customer for any reason except a financial inability to pay (this exception only applies to customers whose credit has been approved by the factor in advance).

•

to pay to Merchant Factors Corp. interest on all amounts charged to Guru Denim’s account from the date charged until repaid at a rate equal to one percent (1%) above the prime rate of interest charged from time-to-time by HSBC Bank USA, New York, N.Y., provided that the rate of interest shall never be lower than four percent (4%).

•

to pay to Merchant Factors Corp. monthly commissions equal to seventy-five one-hundredths of one percent (0.75%) of the net amount received by Guru Denim from Merchant Factors Corp. during the previous month as advances against receivables purchased by it, subject to increase in certain specified circumstances; and further subject to Guru Denim’s agreement that the minimum commission for any year during the term of the factoring agreement shall be $24,000.

In addition, Guru Denim granted to Merchant Factors Corp. a security interest on all of its current and future receivables in order to secure payment to the factor of any amounts due from Guru Denim to them.

Our President, Jeffrey Lubell, and our corporate Secretary Kimberly Lubell, have jointly and severally guaranteed repayment by Guru Denim of up to $300,000 of any sums due to Merchant Factors Corp. under, and the performance by Guru Denim of its obligations under, the factoring agreement.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. We continually evaluate our inventories by assessing slow moving current product as well as prior seasons’ inventory. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory of our company’s individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns have not been significant; however we have accrued $75,000 for estimated sales returns and other allowances in the period in which the related revenue is recognized.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have evaluated the impact of the adoption of SFAS 151, and we do not believe the impact will be significant to our overall results of operations or our financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged We have evaluated the impact of the adoption of SFAS 152, and we do not believe that the impact will be significant to our overall results of operations or financial position, as we do not engage in these sorts of transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. “The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. We have evaluated the impact of the adoption of SFAS 153, and we do not believe that the impact will be significant to our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities filing as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. We have evaluated the impact of the adoption of SFAS 123(R), and we believe that the impact will be significant to the our overall results of operations or financial position.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. We have implemented this pronouncement and have concluded that the adoption has no material impact to the financial statements.

Item 7.	Consolidated Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in conformity with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm of Stonefield Josephson, Inc. for the audited consolidated financial statements for the year ended December 31, 2004 and 2003 is included herein immediately preceding the audited consolidated financial statements.

Audited Consolidated Financial Statements:

Independent Registered Public Accountant’s Report, dated February 2, 2005

Consolidated Balance Sheets as at December 31, 2004 and December 31, 2003

Consolidated Statements of Income (Operations) for the years ended December 31, 2004 and December 31, 2003

Consolidated Statements of Stockholders’ Equity for the period of Inception (November 7, 2002) through December 31, 2004

Consolidated Statement of Cash Flows for the years ended December 31, 2004 and December 31, 2003

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

True Religion Apparel Inc. and Subsidiary

Los Angeles, California

We have audited the accompanying consolidated balance sheets of True Religion Apparel Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income (operations), stockholders’ equity  and cash flows for the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of True Religion Apparel Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of their consolidated operations and their consolidated cash flows for the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California

February 2, 2005

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003

ASSETS

Current Assets:
Cash	$2,946,058	$64,432
Accounts receivable, net of allowance of $191,527 and $67,661, respectively	2,384,996	687,177
Due from factor, net of chargebacks and other deductions	3,971,429
Inventory	3,325,665	652,245
Deferred tax asset	228,654
Prepaid expenses	61,892

Total current assets	12,918,694	1,403,854

Property and equipment, net of accumulated depreciation and amortization	445,519	20,508

Deposits and other assets	52,776	48,032

TOTAL ASSETS	$13,416,989	$1,472,394

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)

CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31, 2004	December 31, 2003

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$2,789,161	$580,648
Accrued customer credits	270,000
Commission payable-related party	248,272
Advance-related party	9,365	9,365
Income taxes payable	2,476,933

Total current liabilities	5,793,731	590,013

Deferred tax liability	81,195
Total liabilities	5,874,926	590,013

Commitments and Contingencies (Note 5)	—	—

Shareholders’ Equity:
Common Stock, $.001 par value, 1,200,000,000 shares authorized, 20,964,570 and 18,825,133 issued and outstanding, respectively	20,974	18,835
Additional paid in capital	4,483,457	898,185
Deferred compensation	(1,155,906)	—
Retained earnings/accumulated deficit	4,193,538	(34,639)

Total Shareholders’ Equity	7,542,063	882,381

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,416,989	$1,472,394

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC AND SUBSIDIARY

(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)

CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

Years Ended December 31, 2004 and 2003

	Year Ended December 31,
	2004		2003

Net Sales	$27,667,418		$2,355,332
Cost of Sales	14,513,337		1,116,183

Gross Profit	13,154,081		1,239,149

Costs and Expenses:
Selling and shipping	3,433,353		392,490
General and administrative	2,868,870		857,441
	6,302,223		1,249,931

Income (Loss) from Operations	6,851,858		(10,782)

Other Expense:
Legal Settlement (Note 10)	125,000		—

Income (Loss) before Provision for Income Taxes	6,726,85	8	(10,782)

Provision for Income Taxes	2,498,681		—

Net income (loss)	$4,228,177		$(10,782)

Net Income per share-Basic	$0.21		$0.00
Net Income per share-Diluted	$0.20		$0.00
Weighted average shares outstanding - Basic	19,950,000		16,698,219
Weighted average shares outstanding - Diluted	20,771,000		16,698,219

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31,2004	Year ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$4,228,177	$(10,782)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Provision for doubtful accounts	130,120
Depreciation and amortization	42,697	2,309
Deferred tax asset	(228,654)
Non-cash compensation expense- restricted stock	119,094
Common stock issued for services	42,320
Exercise of stock options	45,510	—
Expenses related to modification of warrants	46,100
Stock options issued for services	24,900
Changes in assets and liabilities:
(Increase) Decrease in assets
Accounts Receivable	(1,827,939)	(677,952)
Due from Factor	(3,971,429)
Inventory	(2,673,420)	(496,309)
Prepaid Expenses	(61,892)
Deposits	(4,744)	(46,632)
Increase (Decrease) in liabilities
Accounts payable and accrued expenses	2,208,531	360,740
Accrued commissions payable	248,272
Accrued customer credits	270,000
Income taxes payable	2,630,516	—
Deferred tax liability	81,195
Net cash provided (used in) operating activities	1,349,354	(868,626)
CASH FLOWS FROM INVESTMENT ACTIVITIES:
Acquisition of True Religion, Inc., net of cash received	—	622,793
Due from officer	—	31,612
Purchase of equipment	(467,728)	(20,347)
Net cash provided by (used in) investing activities	(467,728)	634,058
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES-
Repurchase of common Stock	—	(1,000)
Proceeds from warrant exercise	1,000,000
Proceeds from Private Placements	1,000,000	300,000
Net cash provided by financing activities	2,000,000	299,000
Net increase in cash	2,881,626	64,432
Cash, beginning of year	$64,432	$—
Cash, end of year	$2,946,058	$64,432
Supplemental disclosure of cash flow information:
Interest Paid	$0	$0
Taxes Paid	$8,626	$0
Non-cash fair value of restricted common stock issued for services	$1,275,000

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)

STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ending December 31, 2003 and December 31, 2004

	Common Stock		Additional Paid In Capital	Deferred Compensation	Net Income/ Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2002	14,571,305	$14,571	$(9,571)		$(23,857)	$(18,857)

Acquisition of Gusana Explorations	8,530,800	8,541	603,479			612,020
Common shares issued for cash	400,000	400	299,600			300,000
Common shares cancelled	(4,676,972)	(4,677)	4,677			0
Net Loss for the year ended December 31, 2003	—	—		—	(10,782)	(10,782)

Balance at December 31, 2003	18,825,133	$18,835	$898,185		$(34,639)	$882,381

Issuance of common stock for cash	900,000	900	999,100			1,000,000
Issuance of common stock for services	26,437	26	42,294			42,320
Issuance of common stock for cash upon exercise of warrants	900,000	900	999,100			1,000,000
Exercise of stock options	63,000	63	45,447			45,510
Expense related to modification of warrants			46,100			46,100
Issuance of options in exchange for services			24,900			24,900
Issuance of restricted stock for future services	250,000	250	1,274,750	(1,275,000)		—
Tax benefit arising from restricted stock issuance			153,581			153,581
Amortization of deferred compensation				119,094		119,094
Net Income for the year ended December 31, 2004					4,228,177	4,228,177

Balance at December 31, 2004	20,964,570	20,974	4,483,457	(1,155,906)	4,193,538	7,542,063

The accompanying notes are an integral part of these financial statements

D/EPM/697954.2

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS GUSANA EXPLORATIONS INC.)

NOTES TO FINANCIAL STATEMENTS

For the year ended December 31, 2004

NOTE 1 - BASIS OF PRESENTATION

Description of the Company:

On June 23, 2003 (effective July 1, 2003 for accounting purposes), Guru Denim, Inc., a California corporation, was acquired by True Religion Apparel, Inc. (formerly Gusana Explorations Inc.) (the “Company”), a publicly held company that was previously engaged in mineral exploration, in an exchange of common stock which was accounted for as a reverse merger. Under the terms of this share exchange, the Company acquired all of the issued and outstanding shares of Guru Denim’s common stock in exchange for 14,571,305 shares of the Company’s common stock issued to Jeffrey Lubell and the payment of $300,000 in cash to Indigo Group U.S.A. Inc. In accounting for this transaction:

•       Guru Denim, Inc. is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, due to merger, its net assets will be included in the balance sheet at their historical book values and the results of operations of the Company will be presented for the comparative prior periods.

•       Control of the net assets and operations of the Company was acquired effective July 1, 2003. The Company will account for this transaction as a purchase of its assets and liabilities. The historical cost of the net assets assumed was $0.

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

Comprehensive Income (Loss)

For the year ended December 31, 2004, comprehensive loss consists only of net income and, therefore, a Statement of Other Comprehensive Income (Loss) has not been included in these consolidated financial statements.

Fair Value of Financial Instruments:

For certain of the Company’s financial instruments, none of which are held for trading, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Use of Estimates:

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, We evaluate our estimates on an on-going basis, including those related to provisions for doubtful accounts, reserve for chargeback’s, inventories, valuation of

D/EPM/697954.2

stock, valuation of options, analysis of deferred taxes and provision for income taxes,. contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition:

The Company recognizes revenue upon the delivery of its product to its customers. The Company expenses shipping and handling costs as incurred and includes the expense in selling, general and administrative expenses. Shipping costs recovered from customers is recorded as freight revenue and included in net sales. During the year ended December 31, 2004, the Company recognized an estimated $75,000 reserve for future chargebacks and other deductions.

Advertising:

The company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials when incurred. Advertising expense for the years ended December 31, 2004 and 2003 amounted to $76,137 and $12,336, respectively.

Cash and Cash Equivalents:

Equivalents

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Balances

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Concentration of Credit Risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company extends credit to customers located throughout North America, whose sales invoices have not been sold to our factor, based upon an evaluation of the customer’s financial condition and credit history with the exception of sales which we credit approve by the factor (Note 2). The Company’s customers located outside of North America pay on a cash in advance basis. However, such credit risk is considered limited due to the Company’s large customer base. The Company’s credit losses for the periods presented have not exceeded management’s estimates. The Company’s Japanese distributor has accounted for significant portions of its net revenue. A portion of these amounts have been collected under bank Letters of Credit and a portion of these amounts have credit terms. The Company’s Japanese distributor provides checks for all shipments post dated for 14 days, and all has been subsequently collected to date.

Earnings Per Share:

The Company uses SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2004 and 2003, the outstanding number of potentially dilutive common shares totaled approximately 2,474,000 and 450,000 shares, respectively.

D/EPM/697954.2

Income Taxes:

Provisions for federal and state income taxes are calculated on reported financial statement income based on the current tax law. Such provisions differ from the amounts currently payable because certain items of income and expense, known as temporary differences, are recognized in different tax periods for financial reporting purposes than for income tax purposes. Deferred income taxes are the result of the recognition of tax benefits that management expects to realize from the utilization of net operating loss carry-forwards. The amounts recorded are net of valuation allowance and represent management’s estimate of the amount that is more likely than not to be realized.

Inventory:

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. The Company’s inventory consists solely of finished goods. The Company continually evaluates its inventories by assessing slow moving current product. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

Property and Equipment:

Property and equipment are stated at cost. Depreciation of equipment is provided for by the straight-line method over their estimated useful lives.

Accounts Receivable

The Company extends credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented are insignificant and have not significantly exceeded management’s estimates. The Company’s allowance for doubtful accounts is $191,527 at December 31, 2004.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the Black-Scholes fair value method for valuing options granted to non-employees and recorded a non-cash stock option expense in the amount $24,900 for the year ended December 31, 2004. The Black-Scholes method is based on the following assumptions: average risk free interest rate of 5.0% for 2004; dividend yield of 0% for each of the year periods 2004 and 2003; average volatility factor of the expected market price of the Company’s common stock of 110% for 2004; and an expected life of the options of 10 years.

If the Company had elected to recognize compensation expense to employees based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net income/(loss) and income/(loss) per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2004 and 2003:

D/EPM/697954.2

	December 31, 2004	December 31, 2003
Net income/(loss) attributable to common shareholders, as reported	$4,228,177	$(10,782)
APB 25 Expense		—
Stock compensation calculated under SFAS 123	(337,400)	(11,400)
Pro forma net income/(loss) attributable to common shareholders	$ 3,890,777	$(22,182)
Net income/(loss) per share available to common shareholders – basic and diluted
As reported-basic	$0.21	$(0.00)
As reported-diluted	$0.20	$(0.00)
Pro forma-basic	$0.20	$(0.0)
Pro forma-diluted	$0.19	$(0.0)

Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions: average risk free interest rate of 5.0% for 2004; dividend yield of 0% for each of the years ended December 31, 2004 and 2003; average volatility factor of the expected market price of the Company’s common stock of 93% to 143% for 2004; and an expected life of the options ranging from 2 to 10 years.

Changes in the status of options are summarized for the period ending December 31,

	2004	Weighted Average Price	2003	Weighted Average Price
Outstanding at beginning of period	465,000	$0.48	—
Granted	2,060,000	$1.31	465,000	$0.48
Cancelled or expired	33,334	$0.77	—
Exercised	18,000	$0.53	—
Outstanding at end of period	2,473,666	$1.16	465,000	$0.48
Exercisable at the end of the period	848,000	$1.16	77,500
Price range of options	$0.48-7.65		$0.48	$0.48

Recent Accounting Pronouncements:

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. . The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position and the Company does not engage in these sorts of transactions.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged The Company has evaluated the impact of the adoption of SFAS 152, and does not believe

D/EPM/697954.2

the impact will be significant to the Company’s overall results of operations or financial position as the Company does not engage in these sorts of transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. “The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position as the Company does not engage in these sorts of transactions.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities filing as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes the impact will be significant to the Company’s overall results of operations or financial position.

NOTE 2 - ACCOUNTS RECEIVABLE FACTORING

On March 29, 2004, Guru Denim Inc. signed a Factoring and Security Agreement (the “Agreement”) with FCC, LLC, a Florida limited liability company doing business in California as First Capital Western Region, LLC. Under this Agreement, Guru Denim, Inc. offered to sell to First Capital all of its accounts receivable that result from the sale of goods, on a credit approved basis or, where credit approval is not forthcoming, on a full recourse basis.

The Company uses the factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.75% of the gross invoice amount of each account receivable, subject to a minimum commission of $3.00 per invoice or credit memo, and a minimum factoring commission per month of $2,000. At December 31, 2004 items subject to recourse totaled $1,382,550. Subsequent to December 31, 2004, we collected $1,242,965 of this amount.

The Company can draw advances from the factor based on a pre-determined percentage of accounts receivable sold. The Company is contingently liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factor holds as security limited personal guarantees of certain officer-stockholders and substantially all other assets.

Due from factor, net of chargebacks and other deductions as presented in the balance sheet is summarized below:

D/EPM/697954.2

Outstanding factored receivables	$ 3,425,0990
Matured Funds	27,311
Sales in transit	593,128
4,046,429
Less:
Reserves for chargebacks and other deductions	75,000
Due from factor, net of chargebacks and other deductions	$3,971,429

NOTE 3 - PROPERTY AND EQUIPMENT

A summary is as follows:

	December 31, 2004	December 31, 2003

Computers and other equipment	$176,449	$19,081

Furniture and Fixtures	45,376	3,778

Leasehold Improvements	38,005

Trade Show booths	229,723

Total Property and equipment	489,553	22,859

Less: Accumulated depreciation	44,034	2,351

	$445,519	$20,508

Depreciation expense for the years ended December 31, 2004 and 2003 were $41,683 and $2,221, respectively

NOTE 4 - COMMON STOCK

On January 15, 2004, we sold an aggregate of 900,000 units, at a price of $1.11 per unit for aggregate gross proceeds of $1,000,000 to two non-U.S. persons in offshore transactions relying on the exemptions from the registration requirements of the Securities Act of 1933 provided by Regulation S, promulgated thereunder. Each unit was comprised of one common share and one transferable share purchase warrant that entitles the holder to purchase one additional share at an exercise price of $1.11 per share on or before the earlier to occur of the date that is sixty (60) days following the date upon which our registration statement is declared effective by the SEC and January 15, 2006. The excess of the value of the modified warrants as compared to the original warrants was calculated according to paragraph 188 of FAS 123. The excess amount, which included the right to purchase 41,531 shares of the Company’s common, totalled $46,100, which has been recognized as a charge to operations.

In the subscription agreement, we agreed to use our best efforts to file a registration statement, at our sole cost and expense, with the Securities and Exchange Commission on or before February 15, 2004, registering the units sold in this private placement and all of the common shares that we sold in the July 29, 2003 and June 16, 2003 private placements. We agreed to use our best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission by June 30, 2004. The registration statement was declared effective by the Securities and Exchange Commission on May 13, 2004.

The transferable share purchase warrants that we issued in our January 15, 2004 private placement entitled the holders to purchase one additional share at an exercise price of $1.11 per share on or before July 12, 2004. On July 12, 2004, we agreed to extend the expiration date of these warrants to September 10, 2004. On September 7, 2004

D/EPM/697954.2

the warrant holders exercised all of their share purchase warrants for aggregate exercise proceeds of $1,000,000 and we issued to the warrant holders 900,000 of our common shares in exchange for the warrants.

On June 21, 2004, we issued 5,000 shares of our common stock to a consultant for services valued at $5,000. These shares were registered with a Re-offer Prospectus on Form S-8 filed on October 7, 2004. On December 22, 2004 we issued an additional 2,000 shares to the same consultant for services valued at $2,000 which had also been registered on the same Form S-8. Both of these issuances related to an agreement in July, 2003; wherein the average price over the period of the services yielded the fair market value of $1.00 per share. On December 28, 2004 we issued 12, 857 shares at a fair market value of $0.70 per share to a consultant for services relating to an agreement for services on July 28, 2004 valued at $9,000. On December 30, 2004, the Company issued 6,580 shares to an independent contractor in exchange for sales commissions of $26,320 due to the contractor on November 1, 2004. On November 1, 2004 the fair market value of the Company’s common stock was $4.00 per share.

On April 22, 2004 the Company granted 45,000 non-qualified stock options at an exercise price of $0.80 per share, the fair market value of the Company’s common stock, to two of the Company’s independent contractors. The options were exercised, the Company received the exercise price of $36,000 and 45,000 shares were issued to the two contractors on October 28, 2004. The Company uses the Black-Scholes fair value method for valuing options granted to non-employees and recorded a non-cash stock option expense in the amount $24,900, which has been recognized as a charge to operations.

On December 10, 2004 and December 28, 2004 two employees exercised 1,000 and 2,000 employee stock options, respectively, granted under the 2004 Employee Stock Option Plan. The options were granted on July 22, 2004 at the fair market value of $0.77 and the Company received the exercise price of $2,310. On December, 21, 2004 a director of the Company exercised 15,000 non-qualified stock options granted on July 19, 2003 at a price of $0.48 for services as a director from July 1, 2003-June 30, 2004. The Company received the exercise price of $7,200 and issued the 15,000 shares which had been registered by a Re-offer Prospectus on Form S-8 with the Securities and Exchange Commission on October 8, 2004.

On December 14, 2004, the Company issued 250,000 shares to two executives, accredited investors, under the 2004 Equity Incentive Plan for future services. Under a Stock Incentive Award and Escrow Agreement, these shares are restricted and are being held in escrow until June 14, 2005. If the executive leaves the employ of the Company prior to June 14, 2005, these shares are forfeited and will be returned to the Company. The fair market value of the services are valued at $1,275,000. The Company’s common stock was valued at $5.10 per share on December 14, 2004. The value of the services is being recognized over a six month period and has been amortized on a straight-line basis. Amortization for the year ending December 31, 2004 is $119, 094.

The Company received a tax benefit in the amount of $153,581 which has been credited to Paid in Capital arising from the exercise of 45,000 stock options on October 28, 2004 by two previous contractors to the Company (discussed above) and the issuance of 50,000 shares to one of the two executives on December 14, 2004. The exercise of 45,000 unqualified stock options by the two contractors on October 28, 2004, when the price of the Company’s common stock was $3.10 per share, greater than the $0.80 exercise price, generated $103,500 of taxable income to the contractors and an equivalent tax deduction to the Company. One of the two executives receiving 50,000 shares on December 14, 2004 valued at $255,000 elected to include this amount in income in 2004 by filing an election under Section 83(b) of the Internal Revenue Code. Accordingly the company can take a tax deduction for a similar amount in 2004. The combination of these two tax deductions total $358,500 and generate a tax saving to the Company, at the Company’s combined tax rate of 42.84%, of $153,581.

NOTE 5- COMMITMENTS

The Company had leased approximately 6,000 square feet of combined office and warehouse space in leased premises located at 201 East Arena Street, El Segundo, California, at a monthly rental rate of $4,465. The lease commenced July 1, 2003 and expires June 30, 2006. Guru Denim, Inc., with the landlord’s permission, terminated the lease effective July 15, 2004 and received back its deposit of $22,325 minus a one-time lease termination fee of $4,000.

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

D/EPM/697954.2

Year ending December 31,

2005	$188,790
2006	$194,460
2007	$98,670
$481,920

NOTE 6 – STOCK OPTIONS

On July 19, 2003 the board of directors of the Company granted 450,000 stock options with an exercise price of $0.48 to Charles A. Lesser, the Company’s Chief Financial Officer. At the time of this grant, Mr. Lesser was also the Chief Operating Officer of the company’s subsidiary company Guru Denim, Inc. These stock options vest at the rate of 12,500 per month beginning on the first day of the month following the date of the Agreement. There were no stock options exercised during the year ended December 31, 2003.

On July 19, 2003 the board of directors of the Company granted to Mr. Mark Saltzman, one of the Company’s directors, 15,000 stock options at an exercise price of $0.48 for his service as a Director from July 1, 2003 - June 30, 2004.

On April 22, 2004 the board of directors of the Company formally approved the adoption of the 2004 Employee Stock Option Plan with a total of 3,000,000 options available for grant. On July 22, 2004 the board of directors granted 1,600,000 options to nine employees at an exercise price of $0.77, the fair market value of the Company’s common stock at that date.

On August 16, 2004 our shareholders approved the stock option plan which had been approved by the Board of Directors on April 22, 2004. Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option and have initial terms of between five and ten years.

On August 13, 2004, the Company granted to Mark Saltzman, as part of his employment agreement, options to purchase 200,000 shares of Common Stock at an exercise price of $1.20 per share.

Between October 11, 2004 and December 14, 2004, the Company granted options to purchase 260,000 shares of Common Stock at exercise prices ranging between $2.10 and $7.65 per share, the fair market value on the date of grant.

Changes in the status of options are summarized for years ended December 31,

	2004	2003
Outstanding at beginning of year	465,000	—
Granted	2,060,000	465,000
Cancelled or expired	33,334	—
Exercised	18,000	—
Price range of options	$0.77-7.65	$0.48
Outstanding at end of year	2,473,666	465,000

There were no stock options exercised during the year ended December 31, 2003 and there were no stock appreciation rights outstanding on December 31, 2004 or 2003.

D/EPM/697954.2

NOTE 7 – CONCENTRATIONS OF CERTAIN RISKS

The Company performs ongoing credit evaluations of its customer’s financial condition, and limits the amount of credit extended when deemed necessary, but generally does not require collateral. At December 31, 2004 one of the Company’s customers accounted for 25% of the Company’s accounts receivable and 28% of the Company’s net sales for the year ended December 31, 2004.

NOTE 8 – INCOME TAXES

The components of income tax expense are as follows

	December 31,
	2004	2003
Current:
Federal	$2,010,436	$—
State	635,704	—
	2,646,140	$—

Deferred:
Federal	(141,975)	—
State	(5,484)	—
	(147,459)	—

Income Tax Expense	$2,498,681	$—

The major deferred tax asset items are as follows

Current:
Bad debt reserve	$55,691	—
State income taxes	199,427	—
Prepaid expenses	(26,464)	—
	$228,654	—

The major deferred tax liability items are as follows:

Non-current:
Accumulated depreciation	$81,195	—

As of December 31, 2004 unused net operating losses of approximately $289,000 are available to offset current years federal and state taxable income. SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Based upon the Company’s short term historical operating performance, the Company provided a full valuation allowance against the deferred tax asset in 2003.

D/EPM/697954.2

NOTE 9 - LEGAL PROCEEDINGS

On December 12, 2003, the Company’s subsidiary Guru Denim, Inc. filed a lawsuit in the Superior Court of the County of Los Angeles against The Indigo Group USA, Inc. and Jeremy Lew for damages in the amount of $800,000 and declaratory and injunctive relief for intentional interference with the Company’s business relations with third parties. The Indigo Group USA, Inc. is a former shareholder of Guru Denim, Inc., and Mr. Lew is one of The Indigo Group USA, Inc.’s officers. The Complaint asserted that The Indigo Group USA, Inc. and Jeremy Lew had contacted current and former contractors and parties having business relations with the Company as part of a broad campaign to injure the Company’s business reputation and credit, to interfere with the Company’s business relationships and to infringe upon its trademarks.

On January 13, 2004, The Indigo Group USA, Inc. and Jeremy Lew filed a Cross-Complaint against the Company’s subsidiary, Guru Denim, Inc. and the Company’s President, Jeffrey Lubell for damages in the amount of $1,000,000 claiming breach of written and oral contracts, fraud, conversion and unfair competition and asking for damages and rescission of a mutual release dated June 19, 2003 and a settlement agreement dated as of November 5, 2003.

On September 15, 2004, the Company’s subsidiary Guru Denim Inc. signed a Settlement Agreement and Mutual General Release with The Indigo Group USA and Jeremy Lew terminating the lawsuit. In consideration of the Settlement Agreement, Guru Denim, Inc. agreed to pay to the Indigo Group USA $125,000 and to dismiss its lawsuit of December 12, 2003. In consideration of the Settlement Agreement, The Indigo Group USA agreed to dismiss their cross-complaint of January 13, 2004 and to return certain merchandise and hardware related to prior production done by Indigo on behalf of Guru Denim, Inc. In addition, The Indigo Group USA, Inc. and Jeremy Lew acknowledged and confirmed that neither of them has any right, title or interest in or to the trademarks or trade names used by Guru Denim, Inc. As of September 15, 2004, the settlement amount of $125,000 had been paid.

On December 16, 2004, Joseph C. Canouse filed a Complaint in the United States District Court for the Northern District of Georgia alleging breach of a written consulting agreement dated February 26, 2004. Mr. Canouse claimed that he is entitled to a fee equal to 100,000 of our common shares at their maximum value from February 26, 2004 through the date of filing the Complaint, together with share purchase warrants entitling him to purchase an additional 100,000 of our common shares at an exercise price of $1.11 per share.

The Company denied any liability to Mr. Canouse and filed a motion to dismiss his claims on the grounds that the United States District Court for the Northern District of Georgia had no jurisdiction to hear them. In a Consent Order Dismissing Case Without Prejudice dated March 15, 2005, the United States District Court for the Northern District of Georgia dismissed the case without prejudice to Mr. Canouse’s ability to refile his claim in another forum.

On March 18, 2005, Mr. Canouse filed a Complaint in the United States District Court for the Central District of California (Western Division), Case No. CV05 1978, alleging breach of an agreement for consulting services, fraud, unjust enrichment and quantum meruit. Mr. Canouse claims that the Company owes him damages in the form of 100,000 shares of its common stock valued at its maximum value between February 26, 2004 and the date of filing of the Complaint, together with share purchase warrants entitling him to purchase an additional 100,000 of the Company’s common shares at an exercise price of $1.11 per share or the equivalent value of these securities in money, plus attorney’s fees.

The Company denies any liability to Mr. Canouse and intends to defend the California lawsuit vigorously.

NOTE 10- SUBSEQUENT EVENTS

On December 31, 2004, Guru Denim terminated its agreement with First Capital and entered into a new factoring agreement with Merchant Factors Corp. which went into effect January 3, 2005. This agreement is for a one year term and will automatically renew after the first year on a month-to-month basis unless terminated by Guru Denim on 60 days notice, which Guru Denim may give only after the end of the first year. In the agreement, Merchant Factors Corp. has agreed to advance to Guru Denim up to 85% of those of Guru Denim’s net receivables as are pre-approved by them and Guru Denim has agreed:

•	to submit all sales to the Merchant Factors Corp. for approval prior to shipment to the customer.

D/EPM/697954.2

39

•

to assign to Merchant Factors Corp. all of its sales invoices that are acceptable to them, with full recourse to Guru Denim in the event of non-payment by its customer for any reason except a financial inability to pay (this exception only applies to customers whose credit has been approved by the factor in advance).

•

to pay to the factor interest on all amounts charged to Guru Denim’s account from the date charged until repaid at a rate equal to one percent (1%) above the prime rate of interest charged from time-to-time by HSBC Bank USA, New York, N.Y., provided that the rate of interest shall never be lower than four percent (4%).

•

to pay to Merchant Factors Corp. monthly commissions equal to seventy-five one hundredths of one percent (0.75%) of the net amount received by Guru Denim from the factor during the previous month as advances against receivables purchased by the factor, subject to increase in certain specified circumstances; and further subject to Guru Denim’s agreement that the minimum commission for any year during the term of the factoring agreement shall be $24,000.

In addition, Guru Denim granted to Merchant Factors Corp. a security interest on all of its current and future receivables in order to secure payment to the factor of any amounts due from Guru Denim to them.

Jeffrey Lubell and Kimberly Lubell, have jointly and severally guaranteed repayment by Guru Denim of up to $300,000 of any sums due to Merchant Factors Corp. under, and the performance by Guru Denim of its obligations under, the factoring agreement.

On March 15, the Company filed an extension for filing of its Federal and California Corporate Income Tax returns for the year ending December 31, 2004 and paid estimated payments of $1,923,589 and $560,344, respectively.

During the period from January 1, 2005 to March 25, 2005 seven employees exercised a total of 166,001 stock options granted under the 2004 Stock Option Plan at exercise prices ranging from $0.48-$3.00. The Company issued 166,001 shares of common stock and received exercise proceeds of $149,422.

D/EPM/697954.2

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and our company’s principal financial officer. Based upon that evaluation, our company’s management has concluded that there was a material weakness in our company’s disclosure controls and procedures effective as at the end of the period covered by this report. The material weakness that our management has identified appears to be due to a lack of qualified personnel to work with our principal financial officer in accumulating and communicating information to our management in time to ensure timely disclosure as required by the securities laws. This weakness is due, in large part, to our rapid growth over the year ended December 31, 2004 without a corresponding increase in personnel to address the additional workload. Our management plans to correct this material weakness by hiring one or more qualified persons on a full-time basis to assist our principal financial officer in performing his duties.

There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president, secretary and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held	Age	Date First Elected or Appointed
Jeffrey Lubell	President, Chief Executive Officer and Director	49	June 24, 2003
Kymberly Lubell	Director and Secretary	39	July 4, 2003
Mark Saltzman	Director and Chief Operating Officer	56	July 4, 2003
Charles A. Lesser	Chief Financial Officer	58	September 1, 2003

D/EPM/697954.2

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which s/he was employed.

Jeffrey Lubell, President, Chief Executive Officer and Director

Mr. Lubell became a Director and our President on June 24, 2003. Mr. Lubell is also President of our wholly owned subsidiary company, Guru Denim, Inc., a company founded by Mr. Lubell in November 2002. From 2001 to May, 2002, Mr. Lubell was the President and Creative Director (Men’s) of Hippie Jeans based in Commerce, California, where Mr. Lubell was responsible for creative design concepts and establishing and managing that company’s presence at national and regional trade shows. From 1998 to 2001, Mr. Lubell was the Vice President and Creative Director of Jefri Jeans & Bella Dahl based in Los Angeles, California. From 1978 to 1998, Mr. Lubell was the President and CEO of Jeffrey Lubell Textiles, based in Los Angeles, California, a textile design and distribution firm that Mr. Lubell founded.

Kymberly Lubell, Director and Secretary

Ms. Lubell became a Director and our Secretary on July 4, 2003. Ms. Lubell is also design director for women’s products for Guru Denim, Inc. since January 1, 2004. From 2002 to 2003, Ms. Lubell was employed by LEI/Jones Apparel Group of Commerce, California where she was responsible for creative design. In 2002, Ms. Lubell was a creative designer for Laundry by Liz Claiborne of Commerce, California. From 2001 to 2002, Ms. Lubell was the Vice President and Creative Director (Women’s) of Hippie Jeans/Azteca Productions, based in Commerce, California. From 1998 to 2001, Ms. Lubell was the President and Creative Director of Bella Dahl and Jefri Jeans of Los Angeles, California and from 1986 to 1994, Ms. Lubell was the owner and designer of I Like This of Los Angeles, California.

Mark Saltzman, Director and Chief Operating Officer

Mr. Saltzman became a Director of our company on July 4, 2003 and he became our Chief Operating Officer on August 30, 2004. Mr. Saltzman was Operations Director of Joie, a manufacturer of women’s apparel since June 2003. From 2002 to June 2003, Mr. Saltzman has been a consultant for Consulting Services Group, a Manhattan Beach, California firm that provides on site consulting services for wholesale apparel, specializing in sales training, management, operations, planning, licensing, merchandising and marketing. From 1997 to 2001, Mr. Saltzman was the Vice President of Sales and Operations for Strategic Partners, Inc. of Los Angeles, California where he was responsible for hiring, training and managing the national sales force. From 1975 to 1995, Mr. Saltzman held various senior officer positions with numerous different apparel companies in the western United States.

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

Significant Employees

We do not currently have any other significant employees aside from Jeffrey Lubell, President and design director for men’s products; Kymberly Lubell, corporate Secretary and design director for women’s products; Mark Saltzman, Chief Operations Officer; and Charles Lesser, Chief Financial Officer.

Family Relationships

Jeffrey Lubell and Kymberly Lubell are husband and wife.

D/EPM/697954.2

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.      any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, except that Kymberly Lubell was President and Jeffrey Lubell was Vice President of Bella Dahl, Inc. a manufacturer of men’s and women’s apparel, until December 2001. In April 2002, Bella Dahl, Inc., under financial duress, filed a bankruptcy petition under Chapter 7 of the United States Bankruptcy Code;

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

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2004, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, , with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Jeffrey Lubell	1(1)	4	Nil
Kymberly Lubell	1(1)	1	Nil
Mark Saltzman	1(1)	24	Nil
Charles A. Lesser	1(1)	3	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

D/EPM/697954.2

Code of Ethics

Effective March 26, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and chief financial officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief financial officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or chief financial officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or chief financial officer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: True Religion Apparel, Inc., 1525 Rio Vista Avenue, Los Angeles, California 90035.

Item 10.	Executive Compensation.

The following table summarizes the compensation of our Chief Executive Officer and other officers and directors who received annual compensation in excess of $100,000 during the years ended December 31, 2004 December 31, 2003. For the year ended December 31, 2004, named executive officers and directors include Jeffrey Lubell, Kymberly Lubell, Mark Saltzman and Charles Lesser. No other officers or directors received annual compensation in excess of $100,000 during the years ended December 31, 2004 and December 31, 2003.

D/EPM/697954.2

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Jeffrey Lubell President and CEO (2)	2004 2003	$180,000 $90,000	$798,777 $61,000 (3)	Nil Nil	1,150,000 Nil	200,000 Nil	Nil Nil	Nil Nil
Charles A. Lesser Chief Financial Officer	2004 2003	$130,000 $41,600 (4)	$50,000 Nil	$7,800 Nil	200,000 450,000	50,000 Nil	Nil Nil	Nil Nil
Kymberly Lubell VP, Women’s Design	2004 2003	$147,115 N/A	$50,000 N/A	Nil N/A	250,000 N/A	Nil N/A	Nil N/A	Nil N/A
Mark Saltzman Chief Operations Officer	2004 2003	$60,480 N/A	$25,364 N/A	$4,708 N/A	120,000 N/A	Nil N/A	Nil N/A	Nil N/A
(1)

The value of perquisites and other personal benefits, securities and property for the executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	Jeffrey Lubell became our President and CEO on June 24, 2003.
(3)

Jeffrey Lubell receives 3% of sales less returns and financing costs, plus an annual salary of $180,000. Mr. Lubell received 200,000 of restricted stock on December 14, 2004 restricted until June 14, 2005.

(4)

On an annual basis, Mr. Lesser receives a salary of $130,000. The number shown for 2003 is prorated to reflect that Mr. Lesser was appointed as our CFO on September 1, 2003. Mr. Lesser received 50,000 shares of restricted stock on December 14, 2004 restricted until June 14, 2005.

(5)	Kymberly Lubell receives an annual salary of $150,000. Ms. Lubell joined our company in January, 2004.
(6)	Mark Saltzman receives an annual salary of $185,000. Mr. Saltzman became our subsidiary’s chief operating officer on August 30, 2004, and he has been a director of our company since July 4, 2003.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On June 24, 2003, we entered into an employment agreement with Jeffrey Lubell pursuant to which Mr. Lubell will serve as the President of our company for a one year term. On June 23, 2004, the term of Mr. Lubell’s employment with our company automatically renewed for a successive one-year period unless either party to the agreement gives to the other party at least 90 days advance notice that they do not wish to renew. We have paid to Mr. Lubell a signing bonus of $250,000 and we will pay to Mr. Lubell a monthly base salary of $15,000 plus additional monthly compensation equal to three percent (3%) of net sales revenue received by our company and our subsidiary Guru Denim, Inc. during the month immediately preceding payment. As defined in Mr. Lubell’s employment agreement, net sales revenue means income from sales of goods and services by Guru Denim, Inc., minus the cost associated with things like returned or undeliverable merchandise, bad debts and costs of collection.

On September 1, 2003, we entered into an employment agreement with Charles A. Lesser pursuant to which Mr. Lesser will serve as the Chief Financial Officer of our company and Chief Operating Officer of Guru Denim, Inc. for a one year term. On August 31, 2004, the term of Mr. Lesser’s employment with our company automatically renewed for a successive one-year period and will continue to do so unless either party to the agreement gives to the other party at least 30 days advance notice that they do not wish to renew. We will pay to Mr. Lesser a monthly base salary of $10,400 plus $600 non-accountable auto allowance. We also agreed to grant to Mr. Lesser 450,000 stock options with an exercise price of $0.48 per share. Our company can terminate the agreement at any time without cause by payment of a severance equal to four months salary and benefits.

D/EPM/697954.2

On August 13, 2004 we entered into an agreement with Mark Saltzman to become the Chief Operating Officer of our subsidiary, Guru Denim, Inc. The term of the agreement is one year commencing on the first day of employment which was August 30, 2004. Mr. Saltzman receives a compensation package which includes an annual salary of $185,000 and an auto allowance of $1,200 per month. The employment agreement provided that if Mr. Saltzman was still employed with Guru Denim on the forty-fifth day after commencement of employment then, on the next scheduled pay day following the forty-fifth day, Mr. Saltzman was to receive a cash bonus of $15,000. This cash bonus was paid on October 29, 2004. The employment agreement also required that we grant to Mr. Saltzman options to purchase 200,000 shares of common stock at an exercise price of $1.20 per share, and we granted these option to Mr. Saltzman on August 13, 2004. One third of the amount of these options (66,667 shares) were to vest on the first anniversary of the date of the agreement, with the remaining options vesting in two equal amounts of 66,666 on each of the second and third anniversaries of the signing of the agreement. On December 14, 2004, we agreed with Mr. Saltzman to accelerate the vesting schedule such that the first 66,667 options vested on August 13, 2004, with the remaining options vesting as to 66,666 on the first anniversary of the date of the agreement and the balance on the second anniversary of the date of the agreement.

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

Stock Option Plan

On August 16, 2004 our shareholders approved a stock option plan pursuant to which a total of 3,000,000 stock options could be issued.

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option and have initial terms of between five and ten years.

Option/SAR Grants

The following table summarizes the stock options granted to our Chief Executive Officer and other officers who received compensation in excess of $100,000 during the years ended December 31, 2004 and December 31, 2003. For the twelve month period ended December 31, 2004, named executive officers included Jeffrey Lubell, Kymberly Lubell, Mark Saltzman and Charles Lesser. No other officers or directors received annual compensation in excess of $100,000 during the twelve month period ended December 31, 2004.

D/EPM/697954.2

Name (a)	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Period (c)	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)
Jeffrey Lubell	950,000	46%	$0.77	July 22, 2009
Jeffrey Lubell	200,000	10%	$5.10	December 14, 2009
Kymberly Lubell	250,000	12%	$0.77	July 22, 2009
Mark Saltzman	200,000	10%	$1.20	August 13, 2009
Charles Lesser	200,000	10%	$0.77	July 22, 2009

On April 22, 2004 our board of directors granted an aggregate of 45,000 stock options with an exercise price of $0.80 to two consultants of our company. The stock options have been exercised on October 28, 2004.

Aggregated Option/SAR Exercises

There were 18,000 stock options exercised during the year ended December 31, 2004, 15,000 of which were exercised by Mark Saltzman, Chief Operations Officer of Guru Denim, Inc.

Year End Option/SAR Values

There were 2,473,666 stock options and no stock appreciation rights outstanding as at December 31, 2004.

Directors’ Compensation

Directors may be paid their expenses for attending each meeting of the directors and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

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

Principal Stockholders

The following table sets forth, as of March 25, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

D/EPM/697954.2

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class(1)
Common Shares	Jeffrey Lubell 1561 8th Street Manhattan Beach, CA 90266	8,977,667(2)	41.7%
Common Shares	JLF Asset Management, LLC 2775 Via de la Valle, Suite 204 Del Mar, CA 92014	1,000,000	4.8%
Stock Options	Kymberly Lubell 1561 8th Street Manhattan Beach, CA 90266	83,333(3)	0.4%
Stock Options	Mark Saltzman 834 Palm Drive Hermosa Beach, CA 90254	0	Nil
Stock Options	Charles A. Lesser 902 S. Wooster Avenue Los Angeles, CA 90245	316,667(4)	1.5%
Common Shares	Directors and Officers (as a group)	9,377,667(5)	42.8%

(1) Based on 21,130,571 shares outstanding as of March 25, 2005. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Jeffrey Lubell holds 8,594,333 Common shares. In addition, Mr. Lubell holds 316,667 options to purchase shares of our common stock granted on July 22, 2004 that are currently exercisable or exercisable within 60 days plus 66,667 options to purchase shares of our common stock granted on December 14, 2004 that are currently exercisable within 60 days.

(3) Kymberly Lubell holds 83,333 options to purchase shares of our common stock granted on July 22, 2004 that are currently exercisable or exercisable within 60 days.

(4) Charles Lesser holds 66,667 options to purchase shares of our common stock granted on July 22, 2004 that are currently exercisable or exercisable within 60 days plus 200,000 options to purchase shares of our common stock granted on July 19, 2003 vesting 12,500 per month that are currently exercisable or exercisable within 60 days. Mr. Lesser exercised 50,000 stock options on January 13, 2005, and received 50,000 common shares which he still holds as at March 31, 2005.

(5) JLF Asset Management LLC manages four portfolios. At March 25, 2005, these consisted of JLF Partners I, LP (329,000 shares), JLF Partners II, LP (26,000 shares), JLF Offshore Fund, Ltd. (527,000 shares), and Guggenheim Portfolio Company XXVIII, LP (118,000 shares).

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

D/EPM/697954.2

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

In the term sheet, Jeffrey Lubell conditioned his obligation to close the sale on the successful private placement by our company of equity with gross proceeds of at least $1,200,000. We agreed that this money would be used as operating capital and as a source of proceeds to fund both the $300,000 payment to Indigo Group U.S.A., Inc. and a $250,000 signing bonus to be paid to Mr. Lubell pursuant to his employment agreement with our company. However, in the formal Share Purchase Agreement we agreed that we would be required to raise only the first $900,000 of this money at or prior to closing and that we would have until August 23, 2003 to raise the balance of $300,000. In the Share Purchase Agreement, for ease of reference, we referred to the first $900,000 of this money as the “First Private Placement” and to the $300,000 balance as the “Second Private Placement”. In order to assure Mr. Lubell that we would have incentive to complete the Second Private Placement after closing, we agreed to issue to him, at closing, such number of common shares in our company as would constitute a sixty-two percent (62%) equity interest. This sixty-two percent (62%) interest was to be reduced to fifty-two percent (52%) when we completed the Second Private Placement.

We successfully raised the full $300,000 amount of the Second Private Placement and Mr. Lubell surrendered for cancellation 4,676,972 of the 14,571,305 shares that we issued to him at the closing, retaining 9,894,333 shares constituting approximately 52% of our company’s issued and outstanding common shares at that time.

As a condition to our obligation to close the acquisition of the shares of Guru Denim, Inc., we required that Mr. Lubell assign to our company all of the intellectual property that was previously used by Guru Denim, Inc. under license from Mr. Lubell, including all of the “True Religion Brand Jeans” trademarks. As a result, Mr. Lubell assigned all of this intellectual property to Guru Denim, Inc. by a written assignment dated June 19, 2003.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed November 5, 2001).
3.2	Bylaws as Amended (incorporated by reference from our Form SB-2 Registration Statement, filed November 5, 2001).
(10)	Material Contracts
10.1

Letter Agreement between Guru Denim, Inc. and Jameric, Inc. dated May 20, 2003 for exclusive distribution rights in Japan (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003).

D/EPM/697954.2

49

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

10.11	Indemnity Agreement dated April 19, 2004 between True Religion Apparel, Inc. and Mark Saltzman (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)
10.12	Indemnity Agreement dated April 19, 2004 between True Religion Apparel, Inc. and Charles Lesser (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)
10.13	Indemnity Agreement dated April 21, 2004 between True Religion Apparel, Inc. and Jeffrey Lubell (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)
10.14	Indemnity Agreement dated April 23, 2004 between True Religion Apparel, Inc. and Kymberly Lubell (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)
10.15	Settlement Agreement and Mutual General Release with The Indigo Group USA and Jeremy Lew (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)
10.16	Manufacturer’s Agreement with The Indigo Group, USA (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)

D/EPM/697954.2

10.17	Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim Inc.
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB Annual Report, filed on April 14, 2004).
(21)	Subsidiaries
21.1	Guru Denim, Inc.
(31)	Section 302 Certifications
31.1	Certification.
31.2	Certification.
(32)	Section 906 Certification
32.1	Certification
Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Stonefield Josephson, Inc. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2004 and 2003 were $54,489.

Audit Related Fees

For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed for assurance and related services by Stonefield Josephson, Inc. relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $35,345.

Tax Fees

For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed by Stonefield Josephson, Inc. for other non-audit professional services, other than those services listed above, totalled $12,045

We do not use Stonefield Josephson, Inc. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Stonefield Josephson, Inc. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Stonefield Josephson, Inc. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of entire Board of Directors); or
•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of

D/EPM/697954.2

what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Stonefield Josephson, Inc. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Stonefield Josephson, Inc.’s independence.

D/EPM/697954.2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.

By: /s/ Jeffrey Lubell
Jeffrey Lubell, President, CEO, and Director (Principal Executive Officer)

Date: March 31, 2005

By: /s/ Charles A. Lesser
Charles A. Lesser, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jeffrey Lubell
Jeffrey Lubell, President, CEO, and Director (Principal Executive Officer)

Date: March 31, 2005

By: /s/ Kymberly Lubell
Kymberly Lubell, Secretary and Director

Date: March 31, 2005

By: /s/ Mark Saltzman
Mark Saltzman, Director

Date: March 31, 2005

By: /s/ Charles A. Lesser
Charles A. Lesser, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2005

D/EPM/697954.2