Form 10KSB/A
period 2004-12-31
TRUE RELIGION APPAREL INC
filed 2005-04-06
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

10.11	Indemnity Agreement dated April 19, 2004 between True Religion Apparel, Inc. and Mark Saltzman (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)
10.12	Indemnity Agreement dated April 19, 2004 between True Religion Apparel, Inc. and Charles Lesser (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)
10.13	Indemnity Agreement dated April 21, 2004 between True Religion Apparel, Inc. and Jeffrey Lubell (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)
10.14	Indemnity Agreement dated April 23, 2004 between True Religion Apparel, Inc. and Kymberly Lubell (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)
10.15	Settlement Agreement and Mutual General Release with The Indigo Group USA and Jeremy Lew (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)
10.16	Manufacturer’s Agreement with The Indigo Group, USA (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)

D/EPM/697954.2

10.17	Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim Inc.
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB Annual Report, filed on April 14, 2004).
(21)	Subsidiaries
21.1	Guru Denim, Inc.
(31)	Section 302 Certifications
31.1	Certification. (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2005)
31.2	Certification. (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2005)
(32)	Section 906 Certification
32.1	Certification (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2005)
Item 14.	Principal Accountant Fees and Services

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