Form 10QSB
period 2005-03-31
TRUE RELIGION APPAREL INC
filed 2005-05-16
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended March 31, 2005

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission File Number: 333-72802

TRUE RELIGION APPAREL INC.
(Exact name of small business issuer specified in its charter)

NEVADA	98-0352633
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1525 Rio Vista Avenue Los Angeles CA 90023
(Address of Principal Executive Offices)

(323) 266-3072
Issuer's telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2005 there were 21,632,571 common shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004

ASSETS

Current Assets:
Cash	$ 4,221,697	$ 2,946,058
Accounts receivable, net of allowances of $191,527 and $191,527, respectively	3,982,453	2,384,996
Due from factor, net of chargebacks and other deductions	4,790,060	3,971,429
Inventory	4,668,200	3,325,665
Deferred tax asset	389,000	228,654
Prepaid expenses	32,737	61,892

Total current assets	18,084,147	12,918,694

Property and equipment, net of accumulated depreciation and amortization	487,782	445,519

Deposits and other assets	95,739	52,776

TOTAL ASSETS	$ 18,667,668	$ 13,416,989

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Continued)

	March 31, 2005 (Unaudited)	December 31, 2004

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$ 3,071,310	$ 2,798,526
Accrued customer credits	286,000	270,000
Commission payable-related party	300,078	248,272
Income taxes payable	2,549,000	2,476,933

Total current liabilities	6,206,388	5,793,731

Deferred tax liability	101,000	81,195
Total liabilities	6,307,388	5,874,926

Commitments and Contingencies (Note 5)		-

Shareholders' Equity:
Common Stock, $.001 par value, 1,200,000,000 shares authorized, 21,130,571 and 20,964,570 issued and outstanding, respectively	21,140	20,974
Additional paid in capital	4,831,713	4,483,457
Deferred compensation	(518,406)	(1,155,906)
Retained earnings	8,025,833	4,193,538

Total Shareholders' Equity	12,360,280	7,542,063

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 18,667,668	$ 13,416,989

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net Sales	$ 20,107,953	$ 2,694,809
Cost of Sales	9,884,294	1,397,304

Gross Profit	10,223,659	1,297,505

Costs and Expenses:
Selling and shipping	1,877,083	431,493
General and administrative	1,839,645	461,525
	3,716,728	893,018

Income from Operations	6,506,931	404,487

Other Expense:
Interest	3,111	-

Income before Provision for Income Taxes	6,503,820	404,487

Provision for Income Taxes	2,671,526	148,900

Net income	$ 3,832,294	$ 255,587

Net Income per share-Basic	$ 0.18	$0.01
Net Income per share-Diluted	$ 0.17	$0.01
Weighted average shares outstanding - Basic	21,087,000	19,275,000
Weighted average shares outstanding - Diluted	23,130,000	19,275,000

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,2005	Three months ended March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,832,294	$ 255,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,521	6,912
Non-cash compensation expense- restricted stock	637,500
Deferred taxes	(140,341)
Changes in assets and liabilities:
(Increase) Decrease in assets
Accounts Receivable	(1,597,457)	(897,407)
Due from Factor	(818,631)
Inventory	(1,342,535)	(481,974)
Prepaid Expenses	29,155	(16,280)
Deposits and other assets	(47,306)

Increase (Decrease) in liabilities
Accounts payable and accrued expenses	272,785	407,249
Accrued commissions payable	51,805
Accrued customer credits	16,000
Income taxes payable	271,068	148,900
Net cash provided by/(used in) operating activities	1,197,658	(577,013)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchase of equipment	(71,440)	(90,101)

Net cash (used in) investing activities	(71,440)	(90,101)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES-
Advance from Factor	-	500,000
Proceeds from private placements	-	925,000
Proceeds from exercise of stock options	149,421
Net cash provided by financing activities	149,421	1,425,000

Net increase in cash	1,275,639	757,886
Cash, beginning of period	$ 2,946,058	$ 64,431

Cash, end of period	$ 4,221,697	$ 822,317

Supplemental disclosure of cash flow information:
Interest Paid	$ 3,111	$ 0
Taxes Paid	$ 2,541,000	$ 0

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

For the three months ended March 31, 2005 (unaudited)

NOTE 1 - BASIS OF PRESENTATION

Description of the Company:

On June 23, 2003 (effective July 1, 2003 for accounting purposes), Guru Denim, Inc., a California corporation, was acquired by True Religion Apparel, Inc. (formerly Gusana Explorations Inc.) (the "Company"), a publicly held company that was previously engaged in mineral exploration, in an exchange of common stock which was accounted for as a reverse merger. Under the terms of this share exchange, the Company acquired all of the issued and outstanding shares of Guru Denim's common stock in exchange for 14,571,305 shares of the Company's common stock issued to Jeffrey Lubell and the payment of $300,000 in cash to Indigo Group U.S.A. Inc. In accounting for this transaction:

•Guru Denim, Inc. is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, due to merger, its net assets will be included in the balance sheet at their historical book values and the results of operations of the Company will be presented for the comparative prior periods.

•Control of the net assets and operations of the Company was acquired effective July 1, 2003. The Company accounted for this transaction as a purchase of its assets and liabilities. The historical cost of the net assets assumed was $0.

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

Basis of Presentation

The balance sheet of the Company as of March 31, 2005, the related statements of income (operations) for the three months ended March 31, 2005 and 2004 and the statements of cash flows for the three months ended March 31, 2005 and 2004 included in the financial statements have been prepared by the Company without audit. The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the annual report of True Religion Apparel, Inc. and Subsidiary (the "Company") on Form 10-KSB for the year ended December 31, 2004.

Reclassification:

Certain amounts from the year ended December 31, 2004 balance sheet have been reclassified to correspond to the three months ended March 31, 2005.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly   owned   subsidiary Guru Denim , Inc.  All material inter-company accounts have been eliminated in consolidation.

Concentration of Credit Risk:

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company extends credit to customers located throughout North America, whose sales invoices have not been sold to the Company’s factor, based upon an evaluation of the customer's financial condition and credit history (Note 2). The Company's customers located outside of North America pay on a cash in advance basis. However, such credit risk is considered limited due to the Company's large customer base. The Company's credit losses for the periods presented have not exceeded management's estimates. The Company's Japanese distributor has accounted for significant portions of its net revenue. A portion of these amounts have been collected under bank Letters of Credit and a portion of these amounts have credit terms. The Company’s Japanese distributor provides checks for all shipments post dated for 14 days. At March 31, 2005 this distributor owed approximately $2,705,000 of which all but $865,000 has been collected. The uncollected amount is being held in post-dated checks.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Black-Scholes method is based on the following assumptions: average risk free interest rate of 5.0% for 2005; dividend yield of 0% for each of the year periods 2005 and 2004; average volatility factor of the expected market price of the Company's common stock between 93% and 143%; and an expected life of the options of 10 years.

If the Company had elected to recognize compensation expense to employees based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and income per share would be reduced to the pro forma amounts indicated below for the three months ended March 31, 2005 and 2004:

	March 31, 2005	March 31, 2004
Net income attributable to common shareholders, as reported	$ 3,832,294	$ 255,587
APB 25 Expense		-
Stock compensation calculated under SFAS 123	(193,500)	(5,700)
Pro forma net income attributable to common shareholders	$ 3,638,794	$ 249,887
Net income per share available to common shareholders – basic and diluted
As reported-basic	$ 0.18	$ 0.01
As reported-diluted	$ 0.17	$ 0.01
Pro forma-basic	$ 0.17	$ 0.01
Pro forma-diluted	$ 0.16	$ 0.01

Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions: average risk free interest rate of 5.0% for 2004; dividend yield of 0% for each of the three months ended March 31, 2005 and 2004; average volatility factor of the expected market price of the Company's common stock of 93% to 143% for 2005; and an expected life of the options ranging from 2 to 10 years.

Changes in the status of options are summarized for the period ending March 31,

	2005	Weighted Average Price	2004	Weighted Average Price
Outstanding at beginning of period	2,473,666	$ 1.16	-
Granted	-		465,000	$ 0.48
Cancelled or expired	-		-
Exercised	166,001	$ 0.90	-
Outstanding at end of period	2,307,665	$ 1.18	465,000	$ 0.48
Exercisable at the end of the period	821,000	$ 1.37	115,000
Price range of options	$ 0.48-7.65		$ 0.48	$ 0.48

Recent Accounting Pronouncements:

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company’s overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

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

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position as the Company does not engage in these sorts of transactions.

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions – FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure

Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  Neither of these affected the Company as it does not participate in the related activities.

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

NOTE 2 - ACCOUNTS RECEIVABLE FACTORING

The Company uses the factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.75% of the gross invoice amount of each account receivable. At March 31, 2005 items subject to recourse totalled approximately $439,000.

The Company can draw advances from the factor based on a pre-determined percentage of accounts receivable sold. The Company is contingently liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factor holds as security limited personal guarantees of certain officer-stockholders and substantially all other assets.

Due from factor, net of advances as presented in the balance sheet is summarized below:

Outstanding factored receivables	$ 3,888,204
Matured Funds	481,355
Assignments in transit	1,092,294
5,461,853

Advance from factor	473,185
Reserves for chargebacks and other deductions	198,608
(671,793)
Due from factor, net of chargebacks and other deductions	$ 4,790,060

NOTE 3 - PROPERTY AND EQUIPMENT

A summary is as follows:

	March 31, 2005	December 31, 2004

Computers and other equipment	$ 211,919	$ 176,449

Furniture and Fixtures	48,437	45,376

Leasehold Improvements	65,293	38,005

Trade Show booths	238,608	229,723

Total Property and equipment	564,257	489,553

Less: Accumulated depreciation	76,475	44,034

	$ 487,782	$ 445,519

Depreciation expense for the three months ended March 31, 2005 and 2004 were $33,521 and $6,912, respectively.

NOTE 4 - COMMON STOCK

On December 14, 2004, the Company issued 250,000 shares to two officers, under the 2004 Equity Incentive Plan for future services. Under a Stock Incentive Award and Escrow Agreement, these shares are restricted and are being held in escrow until June 14, 2005. If the executive is terminated by the Company prior to June 14, 2005, these shares are forfeited and will be returned to the Company. The fair market value of the shares was valued at

$1,275,000. The Company’s common stock was valued at $5.10 per share on December 14, 2004. The value of the services is being recognized over a six month period and has been amortized on a straight-line basis. Amortization for the three months ending March 31, 2005 is $637,500.

On January 13, 2005, the Company issued 20,000 common shares to an employee upon the exercise of 20,000 share purchase options at an exercise price of $0.77 per common share.

On January 13, 2005, the Company issued 50,000 common shares to an executive officer upon the exercise of 50,000 share purchase options at an exercise price of $0.48 per common share.

On January 20, 2005, the Company issued 66,667 common shares to a director upon the exercise of 66,667 share purchase options at an exercise price of $1.20 per common share.

On January 20, 2005, the Company issued 8,333 common shares to an employee upon the exercise of 8,333 share purchase options at an exercise price of $0.77 per common share.

On March 14, 2005, the Company issued 3,334 common shares to an employee upon the exercise of 3,334 share purchase options at an exercise price of $3.00 per common share.

On March 14, 2005, the Company issued 16,667 common shares to an employee upon the exercise of 16,667 share purchase options at an exercise price of $.77 per common share.

On March 25, 2005, the Company issued 1,000 common shares to an employee upon the exercise of 1,000 share purchase options at an exercise price of $0.77 per common share.

The Company received a tax benefit in the amount of $199,000 which has been credited to Paid in Capital arising from the exercise by employees of 166,001 stock options during the first quarter ending March 31, 2005. The effect of these employee exercises creates taxable income for these employees and gives rise to a tax deduction for the Company totaling $464,000 and generates a tax saving to the Company, at the Company’s combined tax rate of 42.84%, of $199,000.

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

In July of 2004, the Company entered into a lease for approximately 20,000 square feet of combined office and warehouse space located at 1525 Rio Vista Avenue, Los Angeles, California, at a monthly rental rate of $15,500. The lease commenced July 1, 2004 and expires July 31, 2007. Guru Denim, Inc. conducts all of its executive and administrative functions in, and ships True Religion Brand Jeans to its customers from, this facility.

On April 11, 2005 the Company entered into a Lease Agreement dated April 11, 2005 with Metlox LLC whereby it will lease approximately 888 square feet of retail space at the Metlox Center in Manhattan Beach, California for a five year term subject to an early cancellation option in the 36th month upon payment of an early cancellation fee equal to $10,231. The Company agreed to pay a base rent of approximately $4,800 per month, subject to adjustment during the term, plus the pro-rata share of certain pass-through items including taxes on common areas, insurance premiums and common area maintenance costs. The Company intends to use these leased premises to open a retail store for the sale of its products.

Year ending December 31,

2005	$159,000
2006	$237,000
2007	$144,000
2008	$51,000
2009	$51,000
2010	$32,000
$674,000

On March 7, 2005 the Company entered into a web services site agreement with Onestop Internet, Inc. of Los Angeles, California to build, test, administer and maintain an E-commerce website to sell True Religion Brand Jeans on the Internet. Under the Agreement, OneStop has agreed to warehouse product inventory and be responsible for marketing, fulfillment and collection of funds. The Company will receive 75% of gross sales from sales of True Religion Brand Jeans, less credit card processing fees.

NOTE 6 – CONCENTRATIONS OF CERTAIN RISKS

The Company performs ongoing credit evaluations of its customer’s financial condition, those whose invoices are not submitted to the Company’s factor, and limits the amount of credit extended when deemed necessary, but generally does not require collateral. At March 31, 2005 one of the Company’s distributors, Jameric Inc., accounted for approximately 65% of the Company’s accounts receivable and 30% of the Company’s net sales for the three months ended March 31, 2005. Jameric Inc. provides the Company with checks at the time of shipment of goods which are post dated 14 days from the date of shipment.

NOTE 7 - LEGAL PROCEEDINGS

On December 16, 2004, Joseph C. Canouse filed a Complaint in the United States District Court for the Northern District of Georgia alleging breach of a written consulting agreement dated February 26, 2004. Mr. Canouse claimed that he is entitled to a fee equal to 100,000 of the Company’s common shares at their maximum value from February 26, 2004 through the date of filing the Complaint, together with share purchase warrants entitling him to purchase an additional 100,000 of the Company’s common shares at an exercise price of $1.11 per share.

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

On April 28, 2005 Guru Denim, Inc., the wholly owned subsidiary of True Religion Apparel, Inc., terminated its Manufacturer’s Agreement dated September 15, 2004 with The Indigo Group USA, Inc. based upon The Indigo Group USA, Inc. failure to cure multiple defaults under the Manufacturer’s Agreement. The Indigo Group USA Inc. believes that it is not in breach of the Manufacturer’s Agreement and on April 29, 2005 Guru Denim, Inc. received a letter requesting the dispute go to Arbitration, a provision under paragraph 11 of the Agreement.

NOTE 8- SUBSEQUENT EVENTS

On May 3, 2005, the Company issued 400,000 common shares to two officers/employees upon the exercise of 400,000 share purchase options at an exercise price of $0.77 per common share.

On May 3, 2005, the Company issued 100,000 common shares to one officer/employee upon the exercise of 100,000 share purchase options at an exercise price of $0.48 per common share.

On May 4, 2005, the Company issued 2,000 common shares to one employee upon the exercise of 2,000 share purchase options at an exercise price of $0.77 per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. We refer you to the cautionary statement regarding forward looking statements included at the beginning of this report. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors".

Our consolidated financial statements are stated in United States dollars and are prepared in conformity with United States Generally Accepted Accounting Principles. Any reference in this quarterly report on form 10-QSB to dollar amounts are to US currency.

As used in this report, the terms "we", "us", "our", and "True Religion" mean True Religion Apparel, Inc. and our subsidiary Guru Denim, Inc., unless otherwise indicated.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY'S ANNUAL REPORT ON FORM 10-KSB/A FILED ON APRIL 6, 2005.

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

Financial Condition, Liquidity and Capital Resources

At March 31, 2005, we had a working capital surplus of $11,877,759.

At March 31, 2005, our total assets consisted of $18,667,668 of which $4,221,697 was cash.

At March 31, 2005, our total liabilities were $6,307,388.

Assets. Our current assets totalled $18,084,147 and $3,541,120 at March 31, 2005 and 2004, respectively. Total assets were $18,667,668 and $3,709,130 at March 31, 2005 and 2004, respectively. The increase in current assets is primarily due to the growth in accounts receivable, inventory and the generation of cash. At March 31, 2005, our assets consisted primarily of inventory of $4,668,200, net accounts receivable totalling $3,982,453, amounts due from our factor of $4,790,060 and cash on hand of $4,221,697. First quarter inventory levels were a result of higher sales builds in anticipation of strong product demand ahead in the second and future quarters. We are comfortable with an inventory level range of between $3 and $5 million as sales continue to increase. We had a sales order backlog of $35 million at the end of the first quarter with orders for shipments through September and we believe that most of this backlog should ship in the second and third quarters of fiscal 2005.

Liabilities and Working Capital. Our current liabilities totalled $6,206,388 and $1,646,162 at March 31, 2005 and 2004, respectively. This resulted in working capital of $11,877,759 and $1,894,958 at March 31, 2005 and 2004, respectively. We had no long term debt in either period. The increase in liabilities is primarily due to income taxes payable of $2,549,000 in line with increased net income; and payments to contract manufacturers of $1,700,000, which is included in accounts payable and accrued expenses. Accounts payable and accrued expenses were $3.6 million, up from $3.3 million in the prior quarter despite faster growth rates of increases in commissions and payments to contractors. Our total debt for the quarter remains zero. We are cash positive and have yet had to borrow from our factor credit line.

Results of Operations

The Three Months ended March 31, 2005 vs. March 31, 2004

We recorded sales of $20,107,953 for the three months ended March 31, 2005 and $2,694,809 for the three months ended March 31, 2004. All of these sales were of our True Religion Brand apparel. We currently have two main manufacturers in Los Angeles plus a third contract manufacturer in Mexico and we believe we can meet our current production needs. Gross profit for the three months ended March 31, 2005 was $10,223,659, or 50.8% compared to $1,297,505 or 48.1% for 2004. We expect our gross margin to stay within the 49 - 50% range based upon our current purchase orders with contract manufacturers. International distributors receive a 25% discount to the wholesale price. Should the distributor business increase as a percentage of total sales revenue, then the gross margin would decrease. The increase in sales and gross profit is due primarily to the growth of our brand and our markets, both of which were in the formative stages in early 2004. In the three months ended March 31, 2005, most of our sales were made in the United States, Japan, Canada, Germany and the United Kingdom. Sales from the United States customers were approximately $11.0 million and 55% of total first quarter sales. Sales to our Japanese distributor, Jameric, Inc. were approximately $6.1 million and 30% of total first quarter sales. During the year ended December 31, 2004 we added international distributors in Germany, Spain, France, Holland, Belgium, Scandinavia, Italy, Mexico, Canada, Russia, the Middle East and South Africa. During the three months ended March 31, 2005 sales to department stores, including Nieman Marcus, Nordstrom, Saks Fifth Avenue, Bloomingdales and Barney’s, equalled 32% of sales made in the United States.

Selling and shipping expenses totalled $1,877,083 for the year three months ending March 31, 2005, compared to $431,493 for the three months ended March 31, 2004. The significant difference is due primarily to the fact that we had limited staff and had only just begun to develop our business during the three months ended March 31, 2004. Components of our selling and shipping expenses include purchases of sample fabrics ($150,243 during the three months ended March 31, 2005, $13,277 during the three months ended March 31, 2004), advertising ($35,822 during the three months ended March 31, 2005, $1,128 during the three months ended March 31, 2004), sales commissions ($949,705 during the three months ended March 31, 2005, $195,638 during the three months ended March 31, 2004) and travel and trade show expense ($240,346 during the three months ended March 31, 2005, $64,965 during the three months ended March 31, 2004). Salaries for design personnel, patternmakers, sample sewers, production staff, quality control staff and warehouse staff totalled $296,939 for the three months ended March 31, 2005, as opposed to $110,800 for the three months ended March 31, 2004. Our U.S. sales representative earns an average commission of 9% on net sales less returns (10% for specialty stores/7% for department stores) and our Canadian and United Kingdom sales representatives (through March 2004, after which month they were replaced by distributors) earned 12% on net sales. We entered into distribution agreements in 2004 for both the territory of Canada and the territory of the United Kingdom.

General and administrative expenses for the three months ending March 31, 2005 totalled $1,839,645 as compared to $461,525 for the three months ended March 31, 2004. The increase is due to a variety of factors. Professional fees increased to $151,278 during the three months ended March 31, 2005 from $107,179 during the three months ended March 31, 2004. This increase in professional fees was due primarily to increased audit and legal fees due to the increase in sales and complexity of the securities laws under the Sarbanes-Oxley Act of 2002. Salaries, including the commission that we pay to our Chief Executive Officer, increased from $81,000 during the three months ended March 31, 2004 to $300,000 for the three months ended March 31, 2005. This increase was due primarily to our increase in revenues during 2005. The commissions that we pay to our factor increased from zero for the three months ended March 31, 2004 to $65,126 for the three months ended March 31, 2005. This increase is due to the fact that we only entered into our first factoring agreement, with FCC, LLC, on March 29, 2004. General and administrative expenses for the three months ended March 31, 2005 also include a non-cash deferred compensation expense of $637,500 which results from 200,000 shares of restricted stock that we issued on December 14, 2004 to our Chief Executive Officer at a value of $5.10 per share and 50,000 shares of restricted stock that we issued on December 14, 2004 at a value of $5.10 per share to our Chief Financial Officer, all of which are subject to forfeiture and cancellation until June 14, 2005. The total value of the restricted stock was originally valued at $1,275,000 and is being expensed fully over the period from December 14, 2004 to June 14, 2005.

The net income before income taxes for the three months ended March 31, 2005 and the three months ended March 31, 2004 was $6,503,820 and $404,487 respectively. The increase in net income is due primarily to the fact that we only commenced business in November, 2002 and started to sell True Religion Brand apparel during the latter months of 2003. In interim periods, we accrue for federal and state income taxes at a combined rate of 40%. Net income after provision for income taxes for the three months ended March 31, 2005 and 2004 was $3,832,294 and $255, 587, respectively.

Off Balance-Sheet Arrangements

On March 29, 2004, our wholly owned subsidiary, Guru Denim Inc., signed a Factoring and Security Agreement with First Capital Corporation (“FCC”), LLC, a Florida limited liability company doing business in California as First Capital Western Region, LLC. Under this Agreement, Guru Denim offered to sell to First Capital all of its accounts receivable resulting from the sale of goods or the performance of services, on a credit approved basis or, where credit approval was not forthcoming, on a full recourse basis.

The purchase price under Guru Denim’s factoring agreement with FCC was the net invoice amount. Guru Denim, Inc. was required to pay interest on advances or other charges to its account by First Capital, at a rate of 5.75% per annum or 1% above First Capital's prime rate. We used First Capital for credit administration and cash flow purposes. Under the factoring agreement, First Capital purchased substantially all domestic trade accounts receivable and assumed most of the credit risks with respect to such accounts for a factoring charge equal to 0.75% of the gross invoice amount of each account receivable, subject to a minimum charge of $3.00 per invoice or credit memo, and a minimum factoring charge per month of $2,000

On December 20, 2004, Guru Denim Inc. entered into a new factoring agreement with Merchant Factors Corp., effective January 3, 2005. On December 31, 2004, Guru Denim terminated its factoring agreement with First Capital. The factoring agreement with Merchant Factors Corp. is for a one year term and will automatically renew after the first year on a month-to-month basis unless terminated by Guru Denim on 60 days notice, which Guru Denim may give only after the end of the first year. In the agreement, Merchant Factors Corp. has agreed to advance to Guru Denim up to 85% of those of Guru Denim’s net receivables as are pre-approved by them and Guru Denim has agreed:

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

Our President, Jeffrey Lubell, and our corporate Secretary Kimberly Lubell, have jointly and severally guaranteed repayment by Guru Denim of up to $300,000 of any sums due to Merchant Factors Corp. under, and the performance by Guru Denim of its obligations under, this factoring agreement.

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

Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns have not been significant; however we have accrued $198,438 for estimated sales returns and other allowances in the period in which the related revenue is recognized.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its

Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company’s overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

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

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position as the Company does not engage in these sorts of transactions.

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions – FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  Neither of these affected the Company as it does not participate in the related activities.

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

Our Plan for Operations in 2005

We plan to continue selling denim based products under the label True Religion Brand Jeans in the United States and internationally wherever we can find distributors who represent premium lifestyle brands in their respective countries. In the United States we have re-negotiated our commission arrangement with L’Atelier to be 10% commission on sales made to specialty stores, but 7% on sales made to department stores. Our discount to international distributors remains at 25%; however, we receive payment with shipment which has so far allowed us to be debt-free. We project that U.S. sales should account for approximately 55% of total sales, and international distributors to account for approximately 45%, and we expect that our gross profit margin should remain in the 48-50% range. We plan to broaden our product line during 2005 to introduce a selection of skirts, more jackets, cotton twill pants for summer and velvet for fall. In early 2005, we introduced our Big-T line of denim jeans and sales to date are strong in Japan, Europe and the United States. We took our normal Joey and Bobby styles of denim jeans (plus a few new styles) and substituted larger colored threads on all of the seams to create a distinctive looking jean.

We continue to outsource manufacturing to two contractors in Los Angeles and one in Mexico, which we believe is sufficient to meet our current needs and current business plan. While we could realize savings by manufacturing outside of the United States, we realize considerable advantage in turnaround time of 6-9 weeks from purchase order to receipt of goods and savings of working capital by not having to pay for work-in-process or finished product until 14 days after receipt.

Our fixed assets consist of furniture and equipment, trade show booths and warehouse equipment. Due to outsourcing, we require limited amounts of capital expenditure. During 2005, we plan to open a retail store in California and we estimate that furniture and fixtures might cost $250,000-300,000. In addition, we believe that our retail operation might require an infusion of approximately $100,000 in working capital. We had cash of $2,946,058 at December 31, 2004, generated cash from operations of approximately $1,350,000 million during 2004 and we plan to continue generating cash from operations to finance our growth and open our retail store.

On March 7, 2005 we entered into a web services site agreement with Onestop Internet, Inc. of Los Angeles, California to build, test, administer and maintain an E-commerce website to sell True Religion Brand Jeans on the Internet. Under the Agreement, OneStop has agreed to warehouse product inventory and be responsible for marketing, fulfillment and collection of funds. We will receive 75% of gross sales from sales of True Religion Brand Jeans, less credit card processing fees.

Our Business

Through our wholly-owned subsidiary Guru Denim, Inc., we design, develop, manufacture, market, distribute and sell high fashion jeans and other apparel. We currently manufacture, market, distribute and sell apparel under the brand name "True Religion Brand Jeans" including jeans, skirts, denim jackets and tops in the United States, Canada, the United Kingdom, Europe, Mexico and Japan.

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

Our products are sold in the U.S. to Saks Fifth Avenue, Neiman Marcus (store and catalogue), Saks Fifth Avenue, Barney's New York, Henri Bendel, Bergdorf Goodman, Nordstroms and approximately 500 high-end boutiques throughout the U.S. We sell through a commission-based showroom, L'Atelier, with showrooms in Los Angeles, Dallas and New York.

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

Our products are sold in the United Kingdom, Ireland and Scotland through our distributor Area 142 that has engaged our previously commissioned sales agent, Melwani Agency. Customers include Harrods, Harvey Nichols, Selfridges and a number of both men's and woman's fashion boutiques. Our products were sold in Canada through our commissioned sales agent, Margulius agency in Vancouver, Canada. Effective February 18, 2004, we appointed A.N.V. Clothing, Inc., located in Montreal, as our exclusive distributor in Canada.

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

Employees

As of April 15, 2005 we had forty six employees. Four of these are officers of our company, namely Jeffrey Lubell, our President and CEO; Mark Saltzman, our Chief Operating Officer, Kymberly Lubell, our Vice President, corporate Secretary and Design Director for Women's Products; and Charles A. Lesser, our Chief Financial Officer. Our subsidiary Guru Denim Inc. employs an Operations Officer, Financial Controller, Accounts Receivable clerk, Credit Manager, Production Manager and two assistants, Customer Service Manager and three assistants, four Design Assistants, two Marketing Coordinators, two Quality Controllers, nine sample sewers, a patternmaker, eleven warehousemen and two administrative assistants. Jeffrey Lubell, our President, spearheads product development, marketing and sales. Kymberly Lubell, who is married to Jeffrey Lubell, is an experienced clothing designer and has responsibility for design and development of all women's products. We employ a production manager to monitor our contract manufacturers. Our business strategy is to employ contract manufacturers and to use independent sales agents and distributors in order to keep fixed overhead at a minimum.

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

Manufacturing

We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have two contract manufacturers who manufacture our garments on an order-by-order basis. To date, Atomic Denim, Inc. had been our main contractor and has purchased the fabric, sewed and finished our products to our design and other specifications. Pinc has become our main contractor and will produce up to 60% of our production

We inspect the fabrics and the finished goods prior to shipping them as part of our quality control program. We plan to continue to outsource most, if not all, of our production. We have other contractors developing our denim jackets, t-shirts and knitwear. We believe that our current contractors are sufficient to meet our current demand for the balance of this fiscal year. Further, we recognize that, as we grow, we may require additional contractors for future years.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and our company’s principal financial officer. Based upon that evaluation, our company’s management has concluded that there was a material weakness in our company’s disclosure controls and procedures effective as at the end of the period covered by this report. The material weakness that our management has identified appears to be due to a lack of qualified personnel to work with our principal financial officer in accumulating and communicating information to our management in time to ensure timely disclosure as required by the securities laws. This weakness is due, in large part, to our rapid growth over the year ended December 31, 2004 without a corresponding increase in personnel to address the additional workload. Our management believes that it has corrected this material weakness by hiring a qualified executive assistant on a full-time basis to assist our principal financial officer in performing his duties. This new executive assistant commences employment on May 16, 2005.

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

On April 28, 2005 Guru Denim, Inc., our wholly owned subsidiary, terminated its Manufacturer’s Agreement dated September 15, 2004 with The Indigo Group USA, Inc. based upon The Indigo Group USA, Inc. failure to cure multiple defaults under the Manufacturer’s Agreement. The Indigo Group USA Inc. believes that it is not in breach of the Manufacturer’s Agreement and on April 29, 2005 Guru Denim, Inc. received a letter requesting the dispute go to Arbitration, pursuant to paragraph 11 of the Manufacturer’s Agreement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On January 13, 2005, we issued 50,000 common shares to an executive officer upon the exercise of 50,000 share purchase options at an exercise price of $0.48 per common share.

On January 20, 2005, we issued 66,667 common shares to a director upon the exercise of 66,667 share purchase options at an exercise price of $1.20 per common share.

On May 3, 2005, we issued 400,000 common shares to two of our directors upon the exercise of 400,000 share purchase options at an exercise price of $0.77 per common share.

On May 3, 2005, we issued 100,000 common shares to one executive officer upon the exercise of 100,000 share purchase options at an exercise price of $0.48 per common share.

ITEM 5. OTHER INFORMATION

On May 3, 2005, we filed a registration on Form SB-2 with the SEC registering up to 1,000,000 shares of common stock.

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed November 5, 2001).
3.2	Bylaws as Amended (incorporated by reference from our Form SB-2 Registration Statement, filed November 5, 2001).
(10)	Material Contracts
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

10.11	Indemnity Agreement dated April 19, 2004 between True Religion Apparel, Inc. and Mark Saltzman (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)
10.12	Indemnity Agreement dated April 19, 2004 between True Religion Apparel, Inc. and Charles Lesser (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)
10.13	Indemnity Agreement dated April 21, 2004 between True Religion Apparel, Inc. and Jeffrey Lubell (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)
10.14	Indemnity Agreement dated April 23, 2004 between True Religion Apparel, Inc. and Kymberly Lubell (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)
10.15	Settlement Agreement and Mutual General Release with The Indigo Group USA and Jeremy Lew (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)
10.16	Manufacturer’s Agreement with The Indigo Group, USA (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)
10.17	Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim Inc. (incorporated by reference from our Form 10-KSB/A filed on April 6, 2005)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB Annual Report, filed on April 14, 2004).
(21)	Subsidiaries
21.1	Guru Denim, Inc.
(31)	Section 302 Certifications
31.1	Certification.
31.2	Certification.
(32)	Section 906 Certification
32.1	Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.

By: /s/ Jeffrey Lubell_____
Jeffrey Lubell, President, CEO, and Director (Principal Executive Officer)

Date: May 16, 2005

By: /s/ Charles Lesser
Charles A. Lesser, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 16, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jeffrey Lubell
Jeffrey Lubell, President, CEO, and Director (Principal Executive Officer)

Date: May 16, 2005

By: /s/ Kymberly Lubell
Kymberly Lubell, Secretary and Director

Date: May 16, 2005

By: /s/ Mark Saltzman
Mark Saltzman, Director

Date: May 16, 2005

By: /s/ Charles A. Lesser
Charles A. Lesser, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 16, 2005