Form 10QSB
period 2005-06-30
TRUE RELIGION APPAREL INC
filed 2005-08-15
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ☐ to ☐
Commission File Number: 333-72802
TRUE RELIGION APPAREL, INC.

(Exact name of small business issuer specified in its charter)

NEVADA	98-0352633

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1525 Rio Vista Avenue Los Angeles CA 90023

(Address of Principal Executive Offices)
(323) 266-3072

Issuer’s telephone number, including area code
N/A

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2005 there were 21,947,531 common shares outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$5,473,949	$2,946,058
Restricted Cash	306,411
Accounts receivable, net of allowances of $325,000 and $191,527, respectively	4,332,660	2,384,996
Due from factor, net of charge backs and other deductions	5,696,383	3,971,429
Inventory	8,033,631	3,325,665
Prepaid Income tax	1,185,459
Deferred tax asset	371,000	228,654
Prepaid expenses	236,811	61,892

Total current assets	25,636,304	12,918,694

Property and equipment, net of accumulated depreciation and amortization	533,995	445,519

Deposits and other assets	177,160	52,776

TOTAL ASSETS	$26,347,459	$13,416,989

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Continued)

	June 30,	December 31,
	2005	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued expenses	$4,318,850	$2,798,526
Accrued customer credits	319,000	270,000
Commission payable-related party	314,065	248,272
Income taxes payable	—	2,476,933

Total current liabilities	4,951,915	5,793,731

Deferred tax liability	171,000	81,195

Total liabilities	5,122,915	5,874,926

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Common Stock, $.001 par value, 1,200,000,000 shares authorized, 21,804,856 and 20,964,570 issued and outstanding, respectively	21,814	20,974
Additional paid in capital	9,248,349	4,483,457
Deferred compensation	(334,125)	(1,155,906)

Retained earnings	12,288,506	4,193,538

Total Stockholders’ Equity	21,224,544	7,542,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,347,459	$13,416,989

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Sales	$22,003,367	$4,061,906	$42,111,320	$6,756,715
Cost of Sales	11,070,979	2,182,981	20,955,273	3,580,285

Gross Profit	10,932,388	1,878,925	21,156,047	3,176,430

Costs and Expenses:
Selling and shipping	2,114,712	538,513	3,991,795	970,006
General and administrative	2,157,363	540,606	4,000,119	1,002,330

	4,272,075	1,079,319	7,991,914	1,972,336

Net Income from Operations	6,660,313	799,606	13,164,133	1,204,094

Net Income before Provision for Income Taxes	6,660,313	799,606	13,164,133	1,204,094

Provision for Income Taxes	2,397,639	329,700	5,069,165	478,600

Net income	$4,262,674	$469,906	$8,094,968	$725,494

Net Income per share — Basic	$0.20	$0.02	$0.38	$0.04
Net Income per share — Diluted	$0.18	$0.02	$0.35	$0.04

Weighted average shares outstanding — Basic	21,508,000	19,730,133	21,299,000	19,280,133

Weighted average shares outstanding — Diluted	22,806,000	19,976,000	23,062,500	19,542,000

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,094,968	$725,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,143	13,290
Provision for Doubtful Accounts	33,473	—
Non-cash compensation expense- restricted stock	1,155,906	—
Shares issued for services	40,375	5,000
Non-cash stock option expense	—	24,900
Deferred taxes	(52,541)	—
Changes in assets and liabilities:
(Increase) Decrease in assets Accounts Receivable	(1,981,138)	(1,104,166)
Due from Factor	(1,724,954)	—
Inventory	(4,707,966)	(806,804)
Prepaid Expenses	(174,919)	—
Prepaid taxes	(1,185,459)	—
Deposits and other assets	(127,810)	(134,175)

Increase (Decrease) in liabilities
Accounts payable and accrued expenses	1,520,324	347,303
Accrued commissions payable	65,793	—
Accrued customer credits	49,000	—
Income taxes payable	1,336,067	478,600

Net cash provided by/(used in) operating activities	2,412,262	(450,558)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchase of equipment	(156,192)	(106,764)

Net cash (used in) investing activities	(156,192)	(106,764)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES-
Proceeds from private placements	—	1,000,000

Proceeds from exercise of stock options	578,232

Net cash provided by financing activities	578,232	1,000,000

Net increase in cash	2,834,302	442,678
Cash, beginning of period	$2,946,058	$64,432

Cash, end of period	$5,780,360	$507,110

Supplemental disclosure of cash flow information:
Interest Paid	$7,215	$0
Taxes Paid	$4,972,000	$0
The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2005 (unaudited)
NOTE 1 — BASIS OF PRESENTATION
Description of the Company
On June 23, 2003 (effective July 1, 2003 for accounting purposes), Guru Denim, Inc., a California corporation, was acquired by True Religion Apparel, Inc. (formerly Gusana Explorations Inc.) (the “Company”), a publicly-held company in an exchange of common stock which was accounted for as a reverse merger. Under the terms of this share exchange, the Company acquired all of the issued and outstanding shares of Guru Denim’s common stock in exchange for 14,571,305 shares of the Company’s common stock issued to Jeffrey Lubell and the payment of $300,000 in cash to Indigo Group U.S.A. Inc. In accounting for this transaction:
- Guru Denim, Inc. is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, due to the merger, its net assets will be included in the balance sheet at their historical book values and the results of operations of the Company will be presented for the comparative prior periods.
- Control of the net assets and operations of the Company was acquired effective July 1, 2003. The Company accounted for this transaction as a purchase of its assets and liabilities. The historical cost of the net assets assumed was zero.
The Company was formed on April 25, 2001 as a Nevada corporation. Through a wholly owned subsidiary corporation formed in British Columbia, Canada, known as Gusana Explorations (British Columbia) Inc., the Company acquired and explored certain mineral claims located in British Columbia, Canada. During its third quarter ending May 31, 2003, the Company decided that it could not raise sufficient capital for the purposes of successfully implementing its business plan to identify, explore and exploit its mineral resource properties and the Company subsequently decided to allow these mineral claims to lapse in favor of other business opportunities. Effective January 12, 2004 the Company sold Gusana Explorations (British Columbia) Inc. back to Michael Lathigee, an ex-director, for the amount of $1.00. The value on the books of the Company was zero.
Guru Denim, Inc., a California corporation, was formed November 7, 2002 for the design, manufacture, marketing, distribution and sale of high-fashion denim jeans. The Company considers its activities to be one business segment.
Basis of Presentation
The balance sheet of the Company as of June 30, 2005, the related statements of income for the three and six months ended June 30, 2005 and 2004 and the statements of cash flows for the six months ended June 30, 2005 and 2004 included in the financial statements have been prepared by the Company without audit. The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the annual report of True Religion Apparel, Inc. and Subsidiary (the “Company”) on Form 10-KSB for the year ended December 31, 2004.
Restricted Cash
Restricted cash at June 30, 2005 is $306,411 held in a savings account as collateral for guaranteed Letters of Credit for imports of apparel products.

Reclassification
Certain amounts from the year ended December 31, 2004 balance sheet have been reclassified to correspond to the six months ended June 30, 2005.
Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Guru Denim, Inc. All material intercompany accounts have been eliminated in consolidation.
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company extends credit to customers located throughout North America, whose sales invoices have not been sold to the Company’s factor, based upon an evaluation of the customer’s financial condition and credit history (Note 2). The Company’s customers located outside of North America pay on a cash in advance basis. However, such credit risk is considered limited due to the Company’s large customer base. The Company’s credit losses for the periods presented have not exceeded management’s estimates. The Company’s Japanese distributor has accounted for significant portions of its net revenue. The Company’s Japanese distributor provides checks for all shipments post dated for 14 days. At June 30, 2005 this distributor owed approximately $2,220,000; the total amount has been collected through August 10, 2005   (Note 8).
Stock-Based Compensation
SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Black-Scholes method is based on the following assumptions: average risk free interest rate of 5.0% for 2005; dividend yield of 0% for each of the year periods 2005 and 2004; average volatility factor of the expected market price of the Company’s common stock between 93% and 143%; and an expected life of the options of 10 years.
If the Company had elected to recognize compensation expense to employees based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and income per share would be reduced to the pro forma amounts indicated below for the three months ended June 30, 2005 and 2004:

	June 30, 2005	June 30, 2004
Net income, as reported	$8,094,968	$725,494
APB 25 Expense	—	—
Stock compensation calculated under SFAS 123	(198,600)	(11,484)

Pro forma net income	$7,896,368	$714,010

Net income per share — basic and diluted
As reported — basic	$0.38	$0.04

As reported — diluted	$0.35	$0.04

Pro forma — basic	$0.37	$0.04

Pro forma — diluted	$0.34	$0.04

Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions: average risk free interest rate of 5.0% for 2005 and 2004; dividend yield of 0% for each of the six months ended June 30, 2005 and 2004; average volatility factor of the expected market price of the Company’s common stock of 93% to 143% for 2005; and an expected life of the options ranging from 2 to 10 years.
Changes in the status of options are summarized for the six months ending June 30,

		Weighted		Weighted
	2005	Average Price	2004	Average Price
Outstanding at beginning of period	2,473,666	$1.16	—	—

Granted	—	—	465,000	$0.48

Cancelled or expired	16,666	$0.77	—	—

Exercised	799,001	$0.72	—	—

Outstanding at end of period	1,657,999	$1.37	465,000	$0.48

Exercisable at the end of the period	321,389	$3.57	152,500	$0.48

Price range of options	$0.48-7.65		$0.48
Recent Accounting Pronouncements
Standard (SFAS) No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.
In December 2004 the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions – FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.
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
In March 2005, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 107, “Share-Based Payment”(“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.
NOTE 2 — ACCOUNTS RECEIVABLE FACTORING
The Company uses the factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.75% of the gross invoice amount of each account receivable. At June 30, 2005 items subject to recourse totaled approximately $120,000.
The Company can draw advances from the factor based on a pre-determined percentage of accounts receivable sold. The Company is contingently liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factor holds as security limited personal guarantees of certain officer-stockholders and substantially all other assets. The Company has extended the duration of its factoring agreement until December 31, 2006 (Note 10).
Due from factor, net of advances, as presented in the balance sheet at June 30, 2005 is summarized below:

Outstanding factored receivables	$5,288,208

Matured Funds	69,669

Assignments in transit	548,581

5,906,458

Reserves for chargebacks and other deductions	210,075

Due from factor, net of chargebacks and other deductions	$5,696,383

NOTE 3 — INVENTORY
Inventory at June 30, 2005 consisted of the following:

Finished Goods	$5,488,832
Work-in-Progress	2,544,799

$8,033,631

NOTE 4 — PROPERTY AND EQUIPMENT
A summary is as follows:

	June 30, 2005	December 31, 2004
Computers and other equipment	$281,091	$176,449

Furniture and Fixtures	48,437	45,376

Leasehold Improvements	68,336	38,005

Trade Show booths	250,228	229,723

Total Property and equipment	648,092	489,553

Less: Accumulated depreciation	114,097	44,034

	$533,995	$445,519

Depreciation expense for the six months ended June 30, 2005 and 2004 were $71,143 and $13,290, respectively.
NOTE 5 — ACCOUNTS PAYABLE-MAJOR VENDORS
Purchases from two suppliers amounted to $11,677,000 for the six months ended June 30, 2005. Included in Accounts Payable and Accrued Expenses is approximately $2,809,000 due to these suppliers plus $814,653 for sales commission payable.
NOTE 6 — COMMON STOCK
On December 14, 2004, the Company issued 250,000 shares to two officers, under the 2004 Equity Incentive Plan for future services. Under a Stock Incentive Award and Escrow Agreement, these shares were held in escrow until June 14, 2005. The fair market value of the shares was valued at $1,275,000. The Company’s common stock was valued at $5.10 per share on December 14, 2004. The value of the services was recognized over a six month period and has been amortized on a straight-line basis. Amortization for the six months ending June 30, 2005 is $1,155,906 as $119,094 was recognized during the year ended December 31, 2004.
During the first fiscal quarter of 2005, the Company issued 166,001 shares of its common stock pursuant to the grant of options to purchase common stock to officers, employees and consultants at an average exercise price of $0.90.
During the second fiscal quarter of 2005, the Company issued 633,000 shares of its common stock pursuant to the grant of options to purchase common stock to officers, employees and consultants at an average exercise price of $0.68.
On May 17, 2005 the Company issued 14,285 shares at a market value of $0.70 per share to a consultant that performed public relations services for our company pursuant to an agreement dated July 27, 2004. The services performed by this consultant were valued at $10,000. These shares were issued under the Company’s Equity Incentive Plan.
On May 26, 2005, the Company granted 27,000 shares of common stock to four independent directors and a non-executive officer. These shares were issued at the fair market value on the date issued of $13.50 per share. These shares were issued under the Company’s Equity Incentive Plan.

The Company received a tax benefit in the amount of $3,197,000 which has been credited to Paid in Capital arising from the exercise by employees of 799,001 stock options during the six months ending June 30, 2005. The effect of these employee exercises creates taxable income for these employees and gives rise to a tax deduction for the Company totaling approximately $7,462,000 and generates a tax saving to the Company, at the Company’s combined tax rate of 42.84%, of $3,197,000.
The Company received a tax benefit in the amount of $616,000 which has been credited to Paid in Capital arising from the grant of 200,000 shares of restricted stock to an employee/executive on December 14, 2004. The stock became unrestricted on June 14, 2005 and the market value of the 200,000 shares totaled $2,594,000 on that date. The effect of this employee restricted stock grant created taxable income for this employee and gives rise to a tax deduction for the Company totaling $1,438,000 and generates a tax saving to the Company, at the Company’s combined tax rate of 42.84%, of $616,000.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
The Company had leased approximately 6,000 square feet of combined office and warehouse space in leased premises located at 201 East Arena Street, El Segundo, California, at a monthly rental rate of $4,465. The lease commenced July 1, 2003 and was to expire June 30, 2006. Guru Denim, Inc., with the landlord’s permission, terminated the lease effective July 15, 2004 and received back its deposit of $22,325 minus a one-time lease termination fee of $4,000.
In July 2004, the Company entered into a lease for approximately 20,000 square feet of combined office and warehouse space located at 1525 Rio Vista Avenue, Los Angeles, California, at a monthly rental rate of $15,500. The lease commenced July 1, 2004 and expires July 31, 2007. Guru Denim, Inc. conducts all of its executive and administrative functions in, and ships True Religion Brand Jeans to its customers from, this facility.
On April 11, 2005 the Company entered into a Lease Agreement dated April 11, 2005 with Metlox LLC whereby it will lease approximately 888 square feet of retail space at the Metlox Center in Manhattan Beach, California for a five year term subject to an early cancellation option in the 36th month upon payment of an early cancellation fee equal to $10,231. The Company agreed to pay a base rent of approximately $4,800 per month, subject to adjustment during the term, plus the pro-rata share of certain pass-through items including taxes on common areas, insurance premiums and common area maintenance costs. The Company intends to use these leased premises to open a retail store for the sale of its products. At June 30, the Company had not yet taken possession of the retail space.
The table below sets forth our lease obligations through 2010;

Year ending December 31,
2005	$147,000
2006	$321,000
2007	$228,000
2008	$100,000
2009	$51,000
2010	$32,000

$879,000

On March 7, 2005 the Company entered into a web services site agreement with Onestop Internet, Inc. of Los Angeles, California to build, test, administer and maintain an E-commerce website to sell True Religion Brand Jeans on the Internet. Under the Agreement, Onestop has agreed to warehouse product inventory and be responsible for marketing, fulfillment and collection of funds. The Company will receive 75% of gross sales from sales of True Religion Brand Jeans, less credit card processing fees. During the six months ended June 30, 2005 net proceeds from this distributor amounted to $67,000.

NOTE 8 — CONCENTRATIONS OF CERTAIN RISKS
The Company performs ongoing credit evaluations of its customer’s financial condition, those whose invoices are not submitted to the Company’s factor, and limits the amount of credit extended when deemed necessary, but generally does not require collateral. At June 30, 2005 the Company’s distributor for Japan, Jameric Inc., accounted for approximately 51% of the Company’s non-factored accounts receivable and 26% of the Company’s net sales for the six months ended June 30, 2005. Jameric Inc. provides the Company with checks at the time of shipment of goods which are post dated 14 days from the date of shipment (Note 1).
NOTE 9 — LEGAL PROCEEDINGS
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
The Company denies any liability to Mr. Canouse and intends to defend the California lawsuit vigorously. At June 30, 2005 the Company has accrued an amount of $100,000. If found liable, the Company contends that the value of the shares deliverable to the plaintiff, Mr. Canouse, would be no more than approximately $100,000.
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
NOTE 10 — SUBSEQUENT EVENTS
On July 1, 2005 the Company agreed to extend the duration of its factor agreement to December 31, 2006 and Merchant Factors Corp. agreed to a change in the fees. Under the revised factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.70% (down from 0.75%) of the gross invoice amount of each account receivable and agreed to advance funds at a rate of prime plus 0.5% (down from 1.0%).
On July 5, 2005, the Company entered into a lease for approximately 8,900 square feet of combined office and warehouse space located at 1557 Rio Vista Avenue, Los Angeles, California, at a monthly rental rate of $7,120. The lease commenced July 1, 2005 and expires July 31, 2007. Guru Denim, Inc. will conduct some of its executive and administrative functions in, and warehouse True Religion Brand Jeans from this facility (Note 7).

Subsequent to June 30, 2005, we have issued an aggregate of 139,000 shares of our common stock to six employees upon the exercise of outstanding stock options at a weighted average exercise price of $0.81 per share.
On July 21, 2005 the Company issued 1,175 shares at the fair market value on the date of grant at $13.61 per share to a consultant that performed services for the company during July, 2005. The services performed by this consultant were valued at the trading value of approximately $16,000. These shares were issued under the Company’s Equity Incentive Plan.
On July 21, 2005 the Company issued 2,500 shares at a fair market value of $9.00 per share on the date of commitment to an employee as part of an offer of employment dated February 8, 2005. The shares became available 90 days after the commencement of employment, February 28, 2005, and the value of $22,500 has been recorded as a compensation expense during the six months ended June 30, 2005. These shares were issued under the Company’s Equity Incentive Plan.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” beginning on page xx of this report.
As used in this report, the terms “we”, “us”, “our”, and “True Religion” mean True Religion Apparel, Inc. and our subsidiary Guru Denim, Inc., unless otherwise indicated.
THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY’S ANNUAL REPORT ON FORM 10-KSB/A FILED ON APRIL 6, 2005.
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
This share exchange transaction was treated, for accounting purposes, as a reverse merger. Mr. Lubell, who became our President and Chief Executive Officer upon closing, has 25 years of experience in the clothing and textile industries. He has designed, marketed and distributed specialized denim and high fashion jeans in Los Angeles since 1978. Mr. Lubell executed an employment agreement with us on closing providing him with a percentage of our net sales in addition to salary, options and other compensation.
Financial Condition, Liquidity and Capital Resources
At June 30, 2005, we had a working capital surplus of $20,684,389.
At June 30, 2005, our total assets consisted of $26,347,459 of which $5,780,360 was cash.
At June 30, 2005, our total liabilities were $5,122,915.
Assets. Our current assets totaled $25,636,304 at June 30, 2005. Total assets were $26,347,459 at June 30, 2005. The increase in current assets is primarily due to the growth in accounts receivable, inventory and the generation of cash. At June 30, 2005, our assets consisted primarily of inventory of $8,033,631, net accounts receivable totaling $4,332,660, amounts due from our factor of $5,696,383 and cash on hand of $5,780,360. Second quarter inventory levels were a result of inventory build-up in anticipation of strong product demand ahead in the third and future quarters. We are comfortable with an inventory level range of between $6 and $8 million as sales continue to increase. We had a sales order backlog of $40 million at the end of the second quarter with orders for shipments through October and we believe that most of this backlog should ship in the third and fourth quarters of fiscal 2005.
Liabilities and Working Capital. Our current liabilities totaled $4,951,915 at June 30, 2005. This resulted in working capital of $20,684,389 at June 30, 2005. We had no long term debt. The increase in liabilities is primarily due to payments to contract manufacturers of $2,800,000 and $814,000 in commissions payable, which is included in accounts payable and accrued expenses. Accounts payable and accrued expenses were $4,318,850 million, up from $3.1 million in the prior quarter despite faster growth rates of increases in commissions and payments to contractors. Our total debt for the quarter remains zero and we continue to generate cash from operations.
Cash Requirements And Additional Funding. We generated financial growth primarily through cash flows provided by operating activities. Cash flows provided by operating activities for the six months ended June 30, 2005 generated $2,412,262 and used ($450,558) for the six months ended June 30, 2004, respectively. Cash and cash equivalents increased by $2,834,302 to $5,780,360 at June 30, 2005. We continue to generate cash from operating activities and we plan to be able to finance growth from operations. We plan to finance our capital expenditures, consisting of computers, furniture and equipment, as well as the opening of a store in California at an estimated cost of approximately $300,000, from operations.

Results of Operations
The Six Months Ended June 30, 2005 Compared to June 30, 2004
We recorded sales of $42,111,320 for the six months ended June 30, 2005 and $6,756,715 for the six months ended June 30, 2004. All of these sales were of our True Religion Brand apparel. We currently have two main contract manufacturers in Los Angeles plus a third contract manufacturer in Mexico and we believe we can meet our current production needs. Gross profit for the six months ended June 30, 2005 was $21,156,047, or 49.7% compared to $3,176,430 or 47.1% for 2004. We expect our gross margin to stay within the 49 — 51% range based upon our current purchase orders with contract manufacturers. International distributors receive a 25% discount to the wholesale price. Should the distributor business increase as a percentage of total sales revenue, then our gross margin would decrease. The increase in sales and gross profit is due primarily to the growth of our brand and our markets, both of which were in the formative stages in early 2004. In the six months ended June 30, 2005, most of our sales were made in the United States, Japan, Canada, Germany and the United Kingdom. Sales from the United States customers were approximately $24.5 million and 58% of total six month sales. Sales to our Japanese distributor, Jameric, Inc. were approximately $12.2 million and 29% of total six month sales. During the year ended December 31, 2004 we added international distributors in Germany, Spain, France, Holland, Belgium, Scandinavia, Italy, Mexico, Canada, Russia, the Middle East and South Africa. During the six months ended June 30, 2005 sales to department stores, including Nieman Marcus, Nordstrom, Saks Fifth Avenue, Bloomingdales and Barney’s, equaled 34% of sales made in the United States.
Selling and shipping expenses totaled $3,991,795 for the six months ending June 30, 2005, compared to $970,006 for the six months ended June 30, 2004. The significant difference is due primarily to the fact that we had limited staff and had only just begun to develop our production and customer service departments during the six months ended June 30, 2004. Components of our selling and shipping expenses include purchases of sample fabrics ($198,352 during the six months ended June 30, 2005, versus $45,334 during the six months ended June 30, 2004), sales commissions ($2,207,267 during the six months ended June 30, 2005, versus $486,045 during the six months ended June 30,2004) and travel and trade show expense ($326,107 during the six months ended June 30, 2005, versus $125,312 during the six months ended June 30, 2004). Salaries for design personnel, patternmakers, sample sewers, production staff, quality control staff and warehouse staff totaled $735,703 for the six months ended June 30, 2005, as opposed to $282,129 for the six months ended June 30, 2004. Our U.S. sales representative earns an average commission of 9% on net sales less returns (10% for specialty stores and 7% for department stores).
General and administrative expenses for the six months ending June 30, 2005 totaled $4,000,119 as compared to $1,002,330 for the six months ended June 30, 2004. The increase is due to a number of factors. Legal and outside professional fees increased to $368,470 during the six months ended June 30, 2005 from $218,360 during the six months ended June 30, 2004. This increase in professional fees was due primarily to increased legal and professional fees involved in stopping two companies counterfeiting our jeans, increased trademark expenses, legal fees for the case involving Mr. Joseph Canouse and increased legal expenses due to introduction of an independent board of directors and other compliance with and the complexity of the securities laws under the Sarbanes-Oxley Act of 2002. Salary to our Chief Executive, including the bonus commission (3% for 2004, 1.5% for 2005) that we expense for our Chief Executive Officer, increased from $292,702 during the six months ended June 30, 2004 to $821,642 for the six months ended June 30, 2005. This increase was due to our increase in revenues during 2005. The commissions that we pay to our factor increased from $19,884 for the six months ended June 30, 2004 to $143,551 for the six months ended June 30, 2005. This increase is due to the fact that we experienced significant sales volume assigned to our factor since entering into our first factoring agreement, on March 29, 2004, with First Capital Corporation, LLC, a Florida limited liability company dong business in California as First Capital Western Region, LLC (“FCC”). General and administrative expenses for the six months ended June 30, 2005 also include a non-cash deferred compensation expense of $1,155,906 which results from 200,000 shares of restricted stock that we issued on December 14, 2004 to our Chief Executive Officer at a value of $5.10 per share and 50,000 shares of restricted stock that we issued on December 14, 2004 at a value of $5.10 per share to our Chief Financial Officer, all of which were subject to forfeiture and cancellation until June 14, 2005 (Note 6). The total value of the restricted stock was originally valued at $1,275,000 and has been expensed fully over the period from December 14, 2004 to June 14, 2005.
Our net income before income taxes for the six months ended June 30, 2005 and the six months ended June 30, 2004 was $13,164,133 and $1,204,094 respectively. The increase in net income is due primarily to the large increase in sales of True Religion Brand Jeans, both domestically and internationally. In interim periods, we normally accrue for federal and state income taxes at a combined rate of 40%; however, certain benefits, including the Extraterritorial Income Exclusion on foreign sales, state taxes, etc., allowed for a provision of 38.5%. Net income after provision for income taxes for the six months ended June 30, 2005 and 2004 was $8,094,968 and $725,494, respectively.
The Three Months Ended June 30, 2005 Compared to June 30, 2004
We recorded sales of $22,003,367 for the three months ended June 30, 2005 and $4,061,906 for the three months ended June 30, 2004. All of these sales were of our True Religion Brand apparel. Gross profit for the three months ended June 30, 2005 was $10,932,389, or 49.7% compared to $1,878,925 or 46.2% for 2004. We plan that our gross margin should stay within the 49 — 51% range based upon our current purchase orders with contract manufacturers. International distributors receive a 25% discount to the wholesale price. Should the distributor business increase as a percentage of total sales revenue, then our gross margin would decrease. The increase in sales and gross profit is due primarily to the growth of our brand and our markets, both of which were in the formative stages in early 2004. In the three months ended June 30, 2005, much of our sales were made in the United States, Japan, Canada, Germany and the United Kingdom. During the last six months of the year ended December 31, 2004 we added international distributors in Spain, France, Holland, Belgium, Scandinavia, Italy, Mexico, Russia, the Middle East and South Africa and sales in each of these international territories is growing. During the three months ended June 30, 2005 sales to department stores, including Nieman Marcus, Nordstrom, Saks Fifth Avenue, Bloomingdales and Barney’s, equalled 33% of sales made in the United States.
Selling and shipping expenses totaled $2,114,712 for the three months ending June 30, 2005, compared to $538,513 for the three months ended June 30, 2004. The significant difference is due primarily to the fact that we had limited staff and had only just begun to develop our business during the three months ended June 30, 2004. Components of our selling and shipping expenses include purchases of sample fabrics ($56,920 during the three months ended June 30, 2005, versus $32,057 during the three months ended June 30, 2004), sales commissions ($1,257,560 during the three months ended June 30, 2005, versus $290,407 during the three months ended June 30, 2004) and travel and trade show expense ($85,758 during the three months ended June 30, 2005, versus $60,347 during the three months ended June 30, 2004). Salaries for design personnel, patternmakers, sample sewers, production staff, quality control staff and warehouse staff totaled $354,034 for the three months ended June 30, 2005, as opposed to $82,688 for the three months ended June 30, 2004. Our U.S. sales representative earns an average commission of 9% on net sales less returns (10% for specialty stores/7% for department stores).
General and administrative expenses for the three months ending June 30, 2005 totalled $2,157,363 as compared to $540,606 for the three months ended June 30, 2004. Legal and professional fees increased to $267,841 during the three months ended June 30, 2005 from $111,181 during the three months ended June 30, 2004. This increase in professional fees was due primarily to increased legal and professional fees involved in stopping two companies counterfeiting our jeans, increased trademark expenses, legal fees for the case involving Mr. Joseph Canouse and increased legal expenses due to introduction of an independent board of directors and other compliance with and the complexity of the securities laws under the Sarbanes-Oxley Act of 2002. Salary to our Chief Executive, including the bonus commission (3% for 2004, 1.5% for 2005) that we expense for our Chief Executive Officer, increased from $166,830 during the three months ended June 30, 2004 to $421,565 for the three months ended June 30, 2005. This increase was due to our increase in revenues during 2005. The commissions that we pay to our factor increased from $19,884 for the three months ended June 30, 2004 to $85,239 for the three months ended June 30, 2005. This increase is due to the fact that we only entered into our first factoring agreement, with FCC on March 29, 2004. General and administrative expenses for the three months ended June 30, 2005 also include a non-cash deferred compensation expense of $518,406 which results from 200,000 shares of restricted stock that we issued on December 14, 2004 to our Chief Executive Officer at a value of $5.10 per share and 50,000 shares of restricted stock that we issued on December 14, 2004 at a value of $5.10 per share to our Chief Financial Officer, all of which were subject to forfeiture and cancellation until June 14, 2005. The total value of the restricted stock was originally valued at $1,275,000 and has been expensed fully over the period from December 14, 2004 to June 14, 2005. Also, we expensed in the three month period ending June 30, 2005 director’s fees plus the cost of issuing stock to directors totaling $45,880 based upon appointing four independent directors in May, 2005. Lastly, certain customers that are unable to obtain credit from our factor are shipped C.O.D. or are required to pay by credit card. These C.O.D and credit card charges totalled $84,993 for the three months ended June 30, 2005 versus a modest amount in 2004.

The net income before income taxes for the three months ended June 30, 2005 and the three months ended June 30, 2004 was $6,660,313 (30.3% of revenue) and $799,606 (19.7% of revenue), respectively. The increase in net income is due primarily to the large increase in sales of True Religion Brand Jeans, both in the U.S.A. and internationally and the increase in operating margin is based on the leverage obtained because a large portion of the selling, general and administrative expenses are fixed and controllable. Net income after provision for income taxes for the three months ended June 30, 2005 and 2004 was $4,263,215 and $469,906 respectively.
Off Balance-Sheet Arrangements
On March 29, 2004, our wholly owned subsidiary, Guru Denim Inc., signed a Factoring and Security Agreement with FCC. Under this Agreement, Guru Denim offered to sell to FCC all of its accounts receivable resulting from the sale of goods or the performance of services, on a credit approved basis or, where credit approval was not forthcoming, on a full recourse basis.
The purchase price under Guru Denim’s factoring agreement with FCC was the net invoice amount. Guru Denim, Inc. was required to pay interest on advances or other charges to its account by FCC, at a rate of 5.75% per annum or 1% above First Capital’s prime rate. We used FCC for credit administration and cash flow purposes. Under the factoring agreement, FCC purchased substantially all domestic trade accounts receivable and assumed most of the credit risks with respect to such accounts for a factoring charge equal to 0.75% of the gross invoice amount of each account receivable, subject to a minimum charge of $3.00 per invoice or credit memo, and a minimum factoring charge per month of $2,000
On December 20, 2004, Guru Denim Inc. entered into a new factoring agreement with Merchant Factors Corp., effective January 3, 2005. On December 31, 2004, Guru Denim terminated its factoring agreement with FCC. The factoring agreement with Merchant Factors Corp. is for a one year term and will automatically renew after the first year on a month-to-month basis unless terminated by Guru Denim on 60 days notice, which Guru Denim may give only after the end of the first year. Merchant Factors Corp. has agreed to advance to Guru Denim up to 85% of those of Guru Denim’s net receivables as are pre-approved by them and Guru Denim has agreed:
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
Jeffrey Lubell and Kimberly Lubell, our Vice President and Design Director for Women’s Products, have jointly and severally guaranteed repayment by Guru Denim of up to $300,000 of any sums due to Merchant Factors Corp. under, and the performance by Guru Denim of its obligations under, this factoring agreement.

On July 1, 2005 the Company agreed to extend the duration of its factor agreement with Merchant Factors Corp. to December 31, 2006 and Merchant Factors Corp. agreed to a change in the fees. Under the revised factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.70% (down from 0.75%) of the gross invoice amount of each account receivable and agreed to advance funds at a rate of prime plus 0.5% (down from 1.0%).
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
Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns have not been significant; however we have accrued $210,075 for estimated sales returns and other allowances in the period in which the related revenue is recognized.
New Accounting Pronouncements
Standard (SFAS) No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.
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
In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment”(“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.
Our Plan for Operations in 2005
We plan to continue selling denim based products under the label True Religion Brand Jeans in the United States and internationally wherever we can find distributors who represent premium lifestyle brands in their respective countries. In the United States, we have re-negotiated our commission arrangement with L’Atelier to be 10% commission on sales made to specialty stores and 7% on sales made to department stores. Our discount to international distributors remains at 25%; however, we receive payment with shipment which has so far allowed us to be debt-free. We project that U.S. sales should account for approximately 58% of total sales, and international distributors to account for approximately 42%, and we expect that our gross profit margin should remain in the 49-51% range. We plan to broaden our product line during 2005 to introduce a selection of skirts, more jackets, t-shirts, vests, cotton twill pants for summer and velvet for fall. In early 2005, we introduced our Big-T line of denim jeans and sales to date of Big-T are strong in Japan and the United States.
We continue to outsource manufacturing to two contractors in Los Angeles and one in Mexico, which we believe is sufficient to meet our current needs and current business plan. While we could realize savings by manufacturing outside of the United States, we realize considerable advantage in turnaround time of 6-9 weeks from purchase order to receipt of goods and savings of working capital by not having to pay for work-in-process or finished product until 14 days after receipt. On April 28, 2005 Guru Denim, Inc., the wholly owned subsidiary of True Religion Apparel, Inc., terminated its Manufacturer’s Agreement dated September 15, 2004 with The Indigo Group USA, Inc. based upon The Indigo Group USA, Inc. failure to cure multiple defaults under the Manufacturer’s Agreement
Our fixed assets consist of furniture and equipment, trade show booths and warehouse equipment. Due to outsourcing, we require limited amounts of capital expenditure. During 2005, we plan to open a retail store in California and we estimate that furniture and fixtures might cost $250,000-300,000. In addition, we believe that our retail operation might require an infusion of approximately $100,000 in working capital. We had cash of $2,946,058 at December 31, 2004, generated cash from operations of approximately $2,400,000 million during 2005 and we plan to continue generating cash from operations to finance our growth and open our retail store.
On March 7, 2005 we entered into a web services site agreement with Onestop Internet, Inc. of Los Angeles, California to build, test, administer and maintain an E-commerce website to sell True Religion Brand Jeans on the Internet. Under the Agreement, Onestop has agreed to warehouse product inventory and be responsible for marketing, fulfillment and collection of funds. We receive 75% of gross sales from sales of True Religion Brand Jeans, less credit card processing fees. During the six months ended June 30, 2005 net proceeds from this distributor amounted to $67,000.
On July 1, 2005 the Company agreed to extend the duration of its factor agreement to December 31, 2006 and Merchant Factors Corp. agreed to a change in the fees. Under the revised factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.70% (down from 0.75%) of the gross invoice amount of each account receivable and agreed to advance funds at a rate of prime plus 0.5% (down from 1.0%).
On July 5, 2005, the Company entered into a lease for approximately 8,900 square feet of combined office and warehouse space located at 1557 Rio Vista Avenue, Los Angeles, California, at a monthly rental rate of $7,120. The lease commenced July 1, 2005 and expires July 31, 2007. Guru Denim, Inc. will conduct some of its executive and administrative functions in, and warehouse True Religion Brand Jeans from this facility.
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
Our offices are located at 1525 Rio Vista Avenue, Los Angeles, California 90023 and consist of approximately 19,300 square feet of combined office and warehouse space that we rent at a rate of $0.78 per square foot per year. Through our operating subsidiary, Guru Denim, Inc., we conduct all of our executive and administrative functions and ship True Religion Brand Jeans to our customers from this facility. On July 5, 2005, we entered into a lease for approximately 8,900 square feet of combined office and warehouse space located at 1557 Rio Vista Avenue, Los Angeles, California, at a monthly rental rate of $7,120. The lease commenced July 1, 2005 and expires July 31, 2007. Guru Denim, Inc. will conduct some of its executive and administrative functions in, and warehouse True Religion Brand Jeans from this facility.
We market and distribute our products by attendance at industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell our products in its respective territory. We currently have agreements in place with commissioned sales agents in the United States earning sales commissions at 7-10%. We currently have distribution agreements with distributors in Italy, Germany, Switzerland, Japan, Holland, France, Scandinavia, Spain, South Africa, Mexico, Canada, Australia and the United Kingdom. Our distributors purchase products from our company at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense and they ship to and collect payment from their customers directly.
Our products are sold in the U.S. to Neiman Marcus (store and catalogue), Saks Fifth Avenue, Barney’s New York, Henri Bendel, Bergdorf Goodman, Nordstroms, Bloomingdales, Urban Outfitters and approximately 600 high-end boutiques throughout the U.S. We sell through a commission-based showroom, L’Atelier, with showrooms in Los Angeles, Dallas and New York.
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
Our products are sold in Italy by our distributor Torinovantuno, who replaced Massimo Cavallari effective July, 2004. Torinovantuno also represents Seven for all Mankind and exhibits twice a year at Europe’s two premier trade shows for high-end apparel — the Pitti Immagine Uomo (Florence, Italy) and Bread & Butter (Berlin, Germany) as well as the White Show in Milan, Italy.
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
Additionally, we have appointed IMEXF as our distributor in Spain and Portugal and T2C as our distributor in South Africa and the southern African region. We appointed Shopaholic as our distributor in Korea. Shopaholic operates the largest boutique for premium brands and high-end fashion in. Seoul, KoreaOur products were sold in Australia by our distributor Krites (Australia) Pty Ltd through early March, 2005. We had temporarily withdrawn our products from Australia and indicated to Krite’s to cease taking orders. We have recently re-appointed David Mendels as distributor for Australia.
Employees
As of June 30, 2005 we had fifty eight employees. Four of these are officers of our company, namely Jeffrey Lubell, our President and CEO; Mark Saltzman, our Chief Operating Officer, Kymberly Lubell, our Vice President, and Design Director for Women’s Products; and Charles A. Lesser, our Chief Financial Officer. Our subsidiary Guru Denim Inc. employs an Operations Officer, Financial Controller, Accounts Receivable supervisor, Credit Manager, Production Manager and three assistants, Customer Service Manager and five assistants, four Design Assistants, two Marketing Coordinators, three Quality Controllers, eleven sample sewers, a patternmaker, fifteen warehousemen and four administrative assistants. Jeffrey Lubell, our President, spearheads product development, marketing and sales. Kymberly Lubell, who is married to Jeffrey Lubell, is an experienced clothing designer and has responsibility for design and development of all women’s products. We employ a production manager to monitor our contract manufacturers. Our business strategy is to employ contract manufacturers and to use independent sales agents and distributors in order to keep fixed overhead at a minimum.
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
Our jeans are available in multiple vintage washes, premium washes and a destroyed finish. Dark and medium vintage, and the destroyed finish have been the largest sellers to date. In addition, many styles are available in hand sand washes — light, medium and dark. A bleach version (off-white) is also available. In addition, our most popular men’s and ladies styles are also available in corduroy in both darker (winter colors) and lighter pastel (spring and summer) colors. We plan to keep the overall product line focused including jackets, mini-skirts and some tops and have added embroidered denim jeans and patchwork denim jeans since the second half of 2004. In addition, we have produced our best styles in multiple fabric and thread combinations giving the customer more choices. For example, we make our Joey jean in black denim, natural, cotton twill for summer and velvet for fall.
Business Strategy
Our strategy is to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest, jeans and related apparel. We plan to limit distribution to the more exclusive boutiques, specialty stores and department stores in an effort to maintain the unique nature of our brand and our True Religion Brand Jeans sell in the range of $170 to $300+ per pair at retail. We utilize contract manufacturers located in the United States so that we can brand our products as having been “Made in the U.S.A.”, and because it helps us control our costs and keep fixed overhead to a minimum. We plan to update our product offerings — style, fit, washes — every six months to be seen as a trend setter in the contemporary better jeans market.
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
Manufacturing
We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have two contract manufacturers who manufacture our garments on an order-by-order basis. To date, Atomic Denim, Inc. had been our main contractor and has purchased the fabric, sewed and finished our products to our design and other specifications. Pinc has become our main contractor and will produce over 60% of our production.
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
Research and Development
Jeffrey Lubell and Kymberly Lubell are responsible for the design and development of our high fashion denim apparel products. We do not currently have a formal research and development effort but we plan to continue to develop new products every six months.
RISK FACTORS
An investment in our stock involves a number of risks. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this quarterly report. If any of the risks discussed in this quarterly report actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment.
We are in the early stages of our growth and we have only just begun to earn significant revenue, which makes it difficult to evaluate whether we will operate profitably in the future.
We are in the early stages of the growth of our company, which is involved primarily in the production and processing of high-fashion denim apparel. As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record. We have only recently begun to earn significant profits.
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

During the year ended December 31, 2004 we raised $2,000,000 of equity capital in a private placement and our management believes that we can sustain our operations for the next year from a combination of the proceeds of this private placement, existing working capital and from operating revenue. The future of our company will depend upon our ability to continue to obtain adequate orders for our products, prompt payment for our products and, as and when needed, sufficient financing and continuing support from our factor, and to continue to maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.
Our continued operations depend on current fashion trends. If our products and design do not continue to be fashionable, our business could be adversely affected.
The novelty and the design of our True Religion Brand Jeans apparel is important to our success and competitive position, and the inability to continue to develop and offer such unique products to our customers could harm our business. We cannot be certain that high-fashion denim apparel will continue to be fashionable. Should the trend steer away from high-fashion denim apparel, sales could decrease and our business could be adversely affected. In addition, there are no assurances that our future designs will be successful, and any unsuccessful designs could adversely affect our business.
Our business and the success of our products could be harmed if we are unable to maintain our brand image.
Our success to date has been due in large part to the strength of our brand. If we are unable to timely and appropriately respond to changing consumer demand, our brand name and brand image may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles of denim that are no longer popular. In the past, several denim companies including ours have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.
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
Our business may be negatively impacted as a result of changes in the economy.
Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our primary direct customers. Purchases of high-fashion denim tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated.

Our quarterly revenues and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in demand for high-fashion denim, delivery date delays and potential fluctuations in our annualized tax rate, which may result in volatility of our stock price.
Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. For example, sales of denim products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the second and third quarters. Delays in scheduling or pickup of purchased products by our domestic customers could negatively impact our net sales and results of operations for any given quarter. Also, our annualized tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary at the end of each quarter, and it is highly sensitive to fluctuations in projected international earnings. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly operating results. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in revenues or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our common stock.
We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.
We face intense competition in the denim industry from other established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the denim industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we compete, further increasing competition in the denim industry.
We believe that our ability to compete successfully depends on a number of factors, including the style and quality of our products and the strength of our brand name, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common stock.
Our business could be harmed if we fail to maintain proper inventory levels.
We place orders with our manufacturers for some of our products prior to the time we receive all of our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.
Purchases of the merchandise we sell are generally discretionary and are therefore particularly susceptible to economic slowdowns.
If current economic conditions do not improve, our business, financial condition, and results of operations could be adversely affected. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products and high-end home products, during periods in which favorable economic conditions prevail.

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
Our stock price is highly volatile.
The trading price of our common stock has fluctuated significantly since our inception, and is likely to remain volatile in the future. For example, since June 30, 2004, our common stock has closed as low as $0.66 and as high as $18.25 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:
•	quarterly variations in our operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations or financial results of high-fashion denim companies;

•	announcements by us or our competitors of new products, or significant acquisitions, strategic partnerships or joint ventures;

•	any deviation from projected growth rates in revenues;

•	any loss of a major customer or a major customer order;

•	additions or departures of key management or design personnel;

•	any deviations in our net revenue or in losses from levels expected by securities analysts;

•	activities of short sellers and risk arbitrageurs; and

•	future sales of our common stock.
In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high-fashion companies, which often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. As long as we continue to depend on a limited customer base and a limited number of products, there is substantial risk that our quarterly results will fluctuate.
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

The loss of our Chief Executive Officer or other key management personnel would have an adverse impact on our future development and could impair our ability to succeed.
Our performance is substantially dependent upon the expertise of our Chief Executive Officer, Jeffrey Lubell, and other key management personnel, and our ability to continue to hire and retain there personnel. Mr. Lubell spends all of his working time working with our company and our wholly-owned subsidiary. It may be difficult to find sufficiently qualified individuals to replace Mr. Lubell or other key management personnel if we were to lose any one or more of them. The loss of Mr. Lubell or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.
We do not maintain “key person” life insurance on any of our directors or senior executive officers.
Competition in the apparel industry is fierce.
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
Any negative changes to international trade agreements and regulations such as the North American Free Trade Agreement or any agreements affecting international trade such as those made by the World Trade Organization which result in a rise in trade quotas, duties, taxes and similar impositions or which has the result of limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products, could have an adverse effect on our business.
Increases in the price of raw materials or their reduced availability could increase our cost of sales and decrease our profitability.
The principal fabrics used in our business are cotton, synthetics, wools and blends. The prices we pay for these fabrics are dependent on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate significantly, depending on a variety of factors, including crop yields, weather, supply conditions, government regulation, economic climate and other unpredictable factors. Any raw material price increases could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.
If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.
While all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or public perception of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control their employee’s employment conditions or the manufacturer’s business practices, and the manufacturers act in their own interest, they may act in a manner that results in a negative public perception of us and/or employee allegations or court determinations that we are jointly liable for such improper practices.

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
One principal stockholder is able to control substantially all matters requiring a vote of our stockholders and his interests may differ from the interests of our other stockholders.
As of June 30, 2005, Jeffrey Lubell, our Chairman of the Board and Chief Executive Officer, beneficially owned 39% of our outstanding common stock of our outstanding common stock. Therefore, Mr. Lubell is effectively able to control matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Lubell also has control over our management and affairs. As a result of such control, certain transactions are effectively not possible without the approval of Mr. Lubell, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.
We are still exposed to potential risks from recent legislation requiring public companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.
We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring additional expenses and, to a lesser extent, diverting management’s time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with the annual report for the fiscal year ended December 31, 2006, our management is required under Section 404 to furnish a report regarding its internal controls over financial reporting. We have implemented processes documenting and evaluating our system of internal controls. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.
We do not expect to declare or pay any dividends.
We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.
ITEM 3. CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and our company’s principal financial officer. Based upon that evaluation, our company’s management had concluded at March 31, 2005 that there was a material weakness in our company’s disclosure controls and procedures effective as at the end of the period covered by that report. The material weakness that our management had identified appears to be due to a lack of qualified personnel to work with our principal financial officer in accumulating and communicating information to our management in time to ensure timely disclosure as required by the securities laws. This weakness is due, in large part, to our rapid growth over the year ended December 31, 2004 and to date without a corresponding increase in personnel to address the additional workload. The Company has taken the following steps at this time:
(a)	expanded the size of the board of directors to seven to include four independent directors on May 26, 2005;

(b)	formed an audit committee and adopted a written charter for such committee pursuant to the rules of Nasdaq;

(c)	formed a compensation committee and adopted a written charter for such committee pursuant to the rules of Nasdaq;

(d)	formed a nominating and governance committee and adopted a written charter for such committee pursuant to the rules of Nasdaq;

(e)	adopted Corporate Governance Guidelines pursuant to the rules of Nasdaq that govern, among other things, board member qualifications, responsibilities, compensation, management succession and board self evaluation;

(f)	adopted a Corporate Code of Conduct for all directors, executive officers and employees, which conforms to Nasdaq listing requirements, federal securities laws and SEC regulations;

(g)	adopted a Director Code of Conduct;

(h)	adopted a Fraud Policy, which applies to any fraud, or suspected fraud, involving employees as well as stockholders, consultants, vendors, contractors, outside agencies and any other parties with a business relation with the Company; and

(i)	adopted formal, written disclosure controls and procedures;

(j)	formed a disclosure committee, nominated and appointed three employees to such committee and adopted a written charter for such committee;

(k)	hired a qualified executive assistant on a full-time basis to assist its principal financial officer in performing his duties.
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

PART II — OTHER INFORMATION
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
We continue to deny any liability to Mr. Canouse and we intend to defend the California lawsuit vigorously. The Company denies any liability to Mr. Canouse and intends to defend the California lawsuit vigorously. At June 30, 2005 the Company has accrued an amount of $100,000. If found liable, the Company contends that the value of the shares deliverable to the plaintiff, Mr. Canouse, is approximately $100,000.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
None
ITEM 5. Other Information
None

ITEM 6. Exhibits.
The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description
(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed November 5, 2001).

3.2	Certificate of Forward Stock Split (incorporated by reference from our Form 8-K Current Report, filed June 2, 2003).

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Schedule 14C Information Statement, filed July 28, 2003).

3.4	Bylaws, as amended (incorporated by reference from our Form 8-K Current Report, filed May 6, 2005).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Common Stock Certificate (incorporated by reference from our Form SB-2 Registration Statement, filed November 5, 2001).

(10)	Material Contracts

10.1	Letter Agreement between Guru Denim, Inc. and Jameric, Inc. dated May 20, 2003 for exclusive distribution rights in Japan (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003).

10.2	Letter Agreement between Guru Denim, Inc. and Melwani Agency dated May 15, 2003 for exclusive distribution rights in the United Kingdom, Ireland and Scotland (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003).

10.3	Employment Agreement between Gusana Explorations Inc. and Jeffrey Lubell dated June 20, 2003 (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003).

10.4	Lease dated June 5, 2003 between Guru Denim, Inc. and Bob Hawk and Janet Hawk for premises located at 201 East Arena Street, El Segundo, California (incorporated by reference from our Form 8-K/A Current Report, filed July 10, 2003).

10.5	Share Purchase Agreement dated June 23, 2003, between Gusana Explorations Inc., Jeffrey Lubell and Guru Denim, Inc. (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003).

10.6	Factoring and Security Agreement dated March 25, 2004 between First Capital Corporation, LLC, a Florida limited liability company doing business in California as First Capital Western Region, LLC and Guru Denim, Inc., a wholly owned subsidiary of True Religion Apparel, Inc. (incorporated by reference from our Form 8-K Current Report, filed on March 31, 2004).

10.7	Indemnity Agreement dated April 19, 2004 between True Religion Apparel, Inc. and Mark Saltzman (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)

Exhibit
Number	Description

10.8	Indemnity Agreement dated April 19, 2004 between True Religion Apparel, Inc. and Charles Lesser (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)

10.9	Indemnity Agreement dated April 21, 2004 between True Religion Apparel, Inc. and Jeffrey Lubell (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)

10.10	Indemnity Agreement dated April 23, 2004 between True Religion Apparel, Inc. and Kymberly Lubell (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 16, 2004)

10.11	Settlement Agreement and Mutual General Release with The Indigo Group USA and Jeremy Lew (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)

10.12	Manufacturer’s Agreement with The Indigo Group, USA (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)

10.13	Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim Inc. (incorporated by reference from our Form 10-KSB/A filed on April 6, 2005)

10.14	Amendment to Employment Contract dated January 1, 2005 between True Religion Apparel, Inc. and Jeffrey Lubell

10.15	Letter dated July 1, 2005 amending the terms of the Discount Factoring Agreement between Merchant Factors Corp. and Guru Denim, Inc.

10.16	Standard Single-Tenant Sublease dated July 5, 2005 between L.A. Fabric Imports, Inc. and Guru Denim, Inc. for 1557 Rio Vista Ave. Los Angeles, California

(31)	Section 302 Certifications

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

(32)	Section 906 Certifications

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.

By:	/s/ JEFFREY LUBELL

Jeffrey Lubell, President, CEO, and Director
(Principal Executive Officer)

Date: August 15, 2005

By:	/s/ CHARLES A. LESSER

Charles A. Lesser, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 15, 2005