Form 10QSB
period 2005-09-30
TRUE RELIGION APPAREL INC
filed 2005-11-14
CIK 1160858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ☐ to ☐
Commission File Number: 000-51483
TRUE RELIGION APPAREL, INC.
(Exact name of small business issuer specified in its charter)

DELAWARE	98-0352633

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
1525 Rio Vista Avenue Los Angeles CA 90023

(Address of Principal Executive Offices)
(323) 266-3072

Issuer’s telephone number, including area code
N/A

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2005 there were 22,091,198 common shares outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$10,519,786	$2,946,058
Accounts receivable, net of allowances of $600,000 and $191,527, respectively	7,595,926	2,384,996
Due from factor, net of charge backs and other deductions	8,117,429	3,971,429
Inventory	9,797,652	3,325,665
Deferred tax asset	706,000	228,654
Prepaid expenses and other current assets	318,086	61,892

Total current assets	37,054,879	12,918,694

Property and equipment, net of accumulated depreciation	790,935	445,519

Deposits and other assets	204,690	52,776

TOTAL ASSETS	$38,050,504	$13,416,989

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Continued)

	September 30,	December 31,
	2005	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued expenses	$5,962,618	$2,742,386
Accrued payroll, vacation and bonus expense	637,514	56,140
Accrued customer credits	301,000	270,000
Accrued incentive compensation-officer	517,699	248,272
Income taxes payable	823,248	2,476,933

Total current liabilities	8,242,079	5,793,731

Deferred tax liability	115,000	81,195

Total liabilities	8,357,079	5,874,926

Commitments and Contingencies (Note 8)	—	—

Stockholders’ Equity:
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, 0 issued and outstanding, respectively	—	—
Common Stock, $.0001 par value, 80,000,000 shares authorized, 22,041,198 issued and outstanding (September 30, 2005), and 1,200,000,000 shares authorized , 20,964,570 issued and outstanding, respectively	22,050	20,974
Additional paid in capital	9,900,184	4,483,457
Deferred compensation	(243,000)	(1,155,906)

Retained earnings	20,014,191	4,193,538

Total Stockholders’ Equity	29,693,425	7,542,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,050,504	$13,416,989

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Sales	$34,989,991	$7,350,792	$77,101,311	$14,107,507
Cost of Sales	16,558,141	3,885,133	37,513,414	7,465,418

Gross Profit	18,431,850	3,465,659	39,587,897	6,642,089

Costs and Expenses:
Selling and shipping	2,659,351	968,021	6,651,146	2,035,791
General and administrative	3,106,215	723,536	7,106,334	1,628,102

	5,765,566	1,691,557	13,757,480	3,663,893

Net Income from Operations	12,666,284	1,774,102	25,830,417	2,978,196

Other (Income)/Expense:
Legal Settlement	—	125,000	—	125,000
Interest Income (net)	(18,992)	—	(18,992)	—

Net Income before Provision for Income Taxes	12,685,276	1,649,102	25,849,409	2,853,196

Provision for Income Taxes	4,959,591	695,000	10,028,756	1,173,600

Net Income	$7,725,685	$954,102	$15,820,653	$1,679,596

Net Income per share — Basic	$0.35	$0.05	$0.73	$0.09

Net Income per share — Diluted	$0.33	$0.05	$0.68	$0.08

Weighted average shares outstanding — Basic	21,946,000	19,730,000	21,517,000	19,684,000

Weighted average shares outstanding — Diluted	23,238,000	20,700,000	23,121,000	20,463,000

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,820,653	$1,679,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,639	24,539
Provision for Doubtful Accounts	258,473	73,532
Non-cash compensation expense-restricted stock	1,277,818	—
Shares issued for services	48,500	5,000
Non-cash stock option expense	—	24,900
Non-cash warrant expense	—	46,100
Deferred taxes	(443,541)	—
Changes in assets and liabilities:
(Increase) Decrease in assets
Accounts Receivable	(5,469,473)	(635,014)
Due from Factor	(4,146,000)	(2,495,252)
Inventory	(6,471,987)	(770,710)
Prepaid Expenses	(256,508)	(47,824)
Deposits and other assets	(117,142)	(486)

Increase (Decrease) in liabilities
Accounts payable and accrued expenses	3,164,363	712,475
Accrued payroll, vacation and bonus expenses	637,514	—
Accrued incentive compensation-officer	269,427	—
Accrued customer credits	31,000	—
Income taxes payable	2,559,315	1,164,974

Net cash provided by/(used in) operating activities	7,285,051	(218,170)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchase of equipment and trademarks	(502,826)	(207,889)

Net cash (used in) investing activities	(502,826)	(207,889)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES-
Proceeds from private placements	—	1,000,000
Proceeds from warrant exercise	—	1,000,000
Proceeds from exercise of stock options	791,703	—

Net cash provided by financing activities	791,703	2,000,000

Net increase in cash	7,573,728	1,573,941
Cash, beginning of period	$2,946,058	$64,432

Cash, end of period	$10,519,786	$1,638,373

Supplemental disclosure of cash flow information:
Interest Paid	$23,519	$0
Taxes Paid	$7,938,165	$8,626
The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2005 (unaudited)
NOTE 1 — BASIS OF PRESENTATION
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
On August 18, 2005, our stockholders approved a reincorporation proposal to change the state of incorporation of the Company from Nevada to Delaware. To accomplish the reincorporation, the board unanimously adopted an Agreement and Plan of Merger, or Merger Agreement, which provided for the merger of the Company into True Religion Apparel (Delaware), Inc., a wholly owned subsidiary of the Company, which was formed pursuant to the Delaware General Corporation Law, or DGCL, for this purpose. The name of the Company after the merger remains “True Religion Apparel, Inc.”
The Company’s authorized capital stock after merger consists of (i) 80,000,000 shares of common stock, par value $0.0001 per share, and (ii) 20,000,000 shares of preferred stock, par value $0.0001 per share, none of the preferred stock is issued or outstanding. The reincorporation proposal resulted in decreasing the authorized number of shares of capital stock from 1,200,000,000 shares to 100,000,000 shares.
Basis of Presentation
The balance sheet of the Company as of September 30, 2005, the related statements of income for the three and nine months ended September 30, 2005 and 2004 and the statements of cash flows for the nine months ended September 30, 2005 and 2004 included in the financial statements have been prepared by the Company without audit. The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the annual report of the Company on Form 10-KSB for the year ended December 31, 2004.

Restricted Cash
Included in cash at September 30, 2005 is approximately $47,000 held in a savings account as collateral for guaranteed Letters of Credit for imports of apparel products.
Reclassification
Certain amounts from the year ended December 31, 2004 balance sheet have been reclassified to correspond to the nine months ended September 30, 2005.
Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Guru Denim, Inc. All material inter-company accounts have been eliminated in consolidation.
Revenue Recognition
The Company recognizes revenue upon the shipment of its product to its customers. The Company expenses shipping and handling costs as incurred and includes the expense in the costs of sales. Shipping costs recovered from customers are recorded as freight revenue and included in net sales. At September 30, 2005, the Company recognized an estimated $470,000 reserve for future chargebacks and other deductions for factored receivables and $600,000 of allowances for doubtful accounts on non-factored accounts receivable.
Advertising
The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials when incurred. Advertising expense for the nine months ended September 30, 2005 and 2004 amounted to $77,109 and $67,139, respectively.
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company extends credit to customers located throughout North America, whose sales invoices have not been sold to the Company’s factor, based upon an evaluation of the customer’s financial condition and credit history (Note 2). The Company’s customers located outside of North America pay on a cash in advance basis. However, such credit risk is considered limited due to the Company’s large customer base. The Company’s credit losses for the periods presented have not exceeded management’s estimates. The Company’s Japanese distributor has accounted for approximately 30% of the Company’s net sales. The Company’s Japanese distributor provides checks for all shipments post dated for 14 days. At September 30, 2005 this distributor owed approximately $5,640,000, all of which has been collected through November 11, 2005 (Note 9).
Stock-Based Compensation
Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Black-Scholes method is based on the following assumptions: average risk free interest rate of 5.0% for 2005; dividend yield of 0% for each of the year periods 2005 and 2004; average volatility factor of the expected market price of the Company’s common stock between 93% and 143%; and an expected life of the options of 10 years.

If the Company had elected to recognize compensation expense to employees based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and income per share would be reduced to the pro forma amounts indicated below for the nine months ended September 30, 2005 and 2004:

	September 30, 2005	September 30, 2004
Net income, as reported	$15,820,653	$1,679,596
APB 25 Expense	—	—
Stock compensation calculated under SFAS 123	(498,000)	(303,800)

Pro forma net income	$15,322,653	$1,375,796

Net income per share — basic and diluted
As reported — basic	$0.73	$0.09

As reported — diluted	$0.68	$0.08

Pro forma — basic	$0.71	$0.07

Pro forma — diluted	$0.66	$0.07

Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions: average risk free interest rate of 5.0% for 2005 and 2004; dividend yield of 0% for each of the nine months ended September 30, 2005 and 2004; average volatility factor of the expected market price of the Company’s common stock of 93% to 143% for 2005; and an expected life of the options ranging from 2 to 10 years.
Changes in the status of options are summarized for the nine months ending September 30,

		Weighted		Weighted
	2005	Average Price	2004	Average Price
Outstanding at beginning of period	2,473,666	$1.16	450,000	$0.48

Granted	—	—	1,800,000	$0.82

Cancelled or expired	16,667	$0.77	33,334	$0.77

Exercised	1,031,668	$0.77	—	—

Outstanding at end of period	1,425,331	$1.45	2,216,666	$0.75

Exercisable at the end of the period	576,610	$1.47	787,500	$0.74

Price range of options	$0.48-7.65		$0.48-1.20
Recent Accounting Pronouncements
SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and Financial Accounting Standards Board (“FASB”) Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

In December 2004 the FASB issued two Staff Positions – FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.
In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities filing as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes the impact will be significant to the Company’s overall results of operations or financial position.
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
In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the our financial position, results of operations or cash flows.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.
NOTE 2 — DUE FROM FACTOR, NET OF CHARGEBACKS AND OTHER DEDUCTIONS
The Company uses the factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.70% of the gross invoice amount of each account receivable. At September 30, 2005 items subject to recourse totaled approximately $121,000.

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
Due from factor, net of advances, as presented in the balance sheet at September 30, 2005 is summarized below:

Outstanding factored receivables	$7,973,161
Matured Funds	355,275
Assignments in transit	613,088

8,941,524

Funds advanced	(354,095)
Reserves for chargebacks and other deductions	(470,000)

Due from factor, net of chargebacks, other deductions and advances	$8,117,429

NOTE 3 — INVENTORY
Inventory at September 30, 2005 consisted of the following:

Finished Goods	$7,377,337
Work-in-Progress	2,420,315

$9,797,652

NOTE 4 — PROPERTY AND EQUIPMENT
A summary is as follows:

	September 30, 2005	December 31, 2004
Computers and other equipment	$388,416	$176,449
Construction in progress	172,770	—
Furniture and Fixtures	62,416	45,376
Leasehold Improvements	78,011	38,005
Trade Show booths	250,228	229,723

Total Property and equipment	951,841	489,553
Less: Accumulated depreciation	160,906	44,034

	$790,935	$445,519

Depreciation expense for the nine months ended September 30, 2005 and 2004 were $116,872 and $24,539, respectively.
NOTE 5 — ACCOUNTS PAYABLE-MAJOR VENDORS
Purchases from two suppliers amounted to $39,432,000 for the nine months ended September 30, 2005. Included in accounts payable and accrued expenses is approximately $3,065,000 due to these suppliers.
NOTE 6 — ACCRUED INCENTIVE COMPENSATION-OFFICER
As part of his employment agreement, the Chief Executive Officer earns incentive compensation equal to 1.5% of net sales minus returns and amounts written off for bad debts. For the nine months ended September 30, 2005 incentive compensation totaled $1,139,339, of which $517,699 is payable at September 30, 2005.
NOTE 7 — COMMON STOCK

On December 14, 2004, the Company issued 250,000 shares to two officers, under the 2004 Equity Incentive Plan (the “Equity Incentive Plan”) for future services. Under a Stock Incentive Award and Escrow Agreement, these shares were held in escrow until June 14, 2005. The fair market value of the shares was valued at $1,275,000. The Company’s common stock was valued at $5.10 per share on December 14, 2004. The value of the services was recognized over a six month period and has been amortized on a straight-line basis. Amortization for the nine months ending September 30, 2005 is approximately $1,277,000 as $119,094 was recognized during the year ended December 31, 2004.
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
During the nine months ended September 30, 2005, the Company issued approximately 1,032,000 shares of its common stock pursuant to the grant of options to purchase common stock to officers, employees and consultants at an average exercise price of $0.77 for a total cash consideration of approximately $792,000.
The Company received a tax benefit in the amount of $3,597,000 which has been credited to Additional Paid in Capital arising from the exercise by employees of 1,032,000 stock options during the nine months ending September 30, 2005. The effect of these employee exercises creates taxable income for these employees and gives rise to a tax deduction for the Company totaling approximately $8,396,000 and generates a tax saving to the Company, at the Company’s combined tax rate of 42.84%, of approximately $3,597,000.
The Company received a tax benefit in the amount of $616,000 which has been credited to Additional Paid in Capital arising from the grant of 200,000 shares of restricted stock to an executive on December 14, 2004. The stock became unrestricted on June 14, 2005 and the market value of the 200,000 shares totaled $2,594,000 on that date. The effect of this employee restricted stock grant created taxable income for this employee and gives rise to a tax deduction for the Company totaling approximately $1,438,000 and generates a tax saving to the Company, at the Company’s combined tax rate of 42.84%, of approximately $616,000.
On July 21, 2005 the Company issued 1,175 shares to a consultant that performed services for the Company during June and July 2005. The services performed by this consultant were valued at the average trading value in June and July of approximately $16,000. These shares were issued under the Equity Incentive Plan.
On July 21, 2005 the Company issued 2,500 shares at a fair market value of $9.00 per share on the date of commitment to an employee of February 8, 2005 as part of an offer of employment. The shares were valued as of February 8, 2005 under APB 25 as the number of shares and price per share were known at the time the agreement was signed. The shares became available 90 days after the commencement of employment on February 28, 2005, and the value of $22,500 has been recorded as a compensation expense during the nine months ended September 30, 2005. These shares were issued under the Equity Incentive Plan.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
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

On April 11, 2005 the Company entered into a Lease Agreement dated April 11, 2005 with Metlox LLC whereby it will lease approximately 888 square feet of retail space at the Metlox Center in Manhattan Beach, California for a five year term subject to an early cancellation option in the 36th month upon payment of an early cancellation fee equal to $10,231. The Company agreed to pay a base rent of approximately $4,800 per month, subject to adjustment during the term, plus the pro-rata share of certain pass-through items including taxes on common areas, insurance premiums and common area maintenance costs. The Company intends to use these leased premises to open a retail store for the sale of its products. The Company took possession of the retail space on August 22, 2005 and commences to pay rent on November 22, 2005. After build-out, the Company plans to open the retail store in November.
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
The table below sets forth our lease obligations through 2010;

Year ending December 31,
2005	$81,000
2006	$321,000
2007	$228,000
2008	$100,000
2009	$51,000
2010	$39,000

$739,000

On March 7, 2005 the Company entered into a web services site agreement with Onestop Internet, Inc. of Los Angeles, California to build, test, administer and maintain an E-commerce website to sell True Religion Brand Jeans on the Internet. Under the Agreement, Onestop has agreed to warehouse product inventory and be responsible for marketing, fulfillment and collection of funds. The Company will receive 75% of gross sales from sales of True Religion Brand Jeans, less credit card processing fees. During the nine months ended September 30, 2005 net proceeds from this distributor amounted to $253,202.
NOTE 9 — CONCENTRATIONS OF CERTAIN RISKS
The Company performs ongoing credit evaluations of its customer’s financial condition, those whose invoices are not submitted to the Company’s factor, and limits the amount of credit extended when deemed necessary, but generally does not require collateral. At September 30, 2005 the Company’s distributor for Japan, Jameric Inc., accounted for approximately 73% of the Company’s non-factored accounts receivable and 30% of the Company’s net sales for the nine months ended September 30, 2005. Jameric Inc. provides the Company with checks at the time of shipment of goods which are post dated 14 days from the date of shipment (Note 1).
NOTE 10 — LEGAL PROCEEDINGS
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
The Company denies any liability to Mr. Canouse and intends to defend the California lawsuit vigorously. At September 30, 2005 the Company has accrued an amount of $100,000. If found liable, the Company contends that the value of the shares deliverable to the plaintiff, Mr. Canouse, would be no more than approximately $100,000.
On April 28, 2005 Guru Denim, Inc., the wholly owned subsidiary of True Religion Apparel, Inc., terminated its Manufacturer’s Agreement dated September 15, 2004 with The Indigo Group USA, Inc. based upon The Indigo Group USA, Inc. failure to cure multiple defaults under the Manufacturer’s Agreement. The Indigo Group USA Inc. believes that it is not in breach of the Manufacturer’s Agreement and on April 29, 2005 Guru Denim, Inc. received a letter requesting the dispute go to arbitration, a provision under paragraph 11 of the agreement. The Indigo Group USA, Inc. contends that it lost $1.6 million in profits on 156,000 pairs of jeans not manufactured under the Agreement. Guru Denim, Inc. believes that The Indigo Group USA, Inc. failed to perform under the Agreement. Arbitration is scheduled for December 2005 and the Company plans to defend its position to the extent necessary.
NOTE 11 — SUBSEQUENT EVENTS
Subsequent to September 30, 2005, the Company issued 50,000 shares of our common stock to one employee upon the exercise of outstanding stock options at an average exercise price of $0.70 per share for total cash consideration of $34,875.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” beginning on page [xx] of this report.
As used in this report, the terms “we,” “us,” “our,” and “True Religion” mean True Religion Apparel, Inc. and our subsidiary Guru Denim, Inc., unless otherwise indicated.
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
From inception on April 25, 2001, until our company’s acquisition of Guru Denim, Inc., on June 24, 2003, our company was engaged in the exploration and acquisition of mineral properties. Our principal capital resources were acquired through issuance of common stock and from stockholder loans.
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
On August 18, 2005, our stockholders approved a reincorporation proposal to change the state of incorporation of the Company from Nevada to Delaware. To accomplish the reincorporation, the board unanimously adopted an Agreement and Plan of Merger, or Merger Agreement, which provided for the merger of the Company into True Religion Apparel (Delaware), Inc., a wholly owned subsidiary of the Company, which was formed pursuant to the DGCL for this purpose. The name of the Company after the merger remains “True Religion Apparel, Inc.”
The Company’s authorized capital stock presently consists of (i) 80,000,000 shares of common stock, par value $0.0001 per share, and (ii) 20,000,000 shares of preferred stock, par value $0.0001 per share, none of the preferred stock is issued or outstanding. The reincorporation proposal resulted in decreasing the authorized number of shares of capital stock from 1,200,000,000 shares to 100,000,000 shares.
Financial Condition, Liquidity and Capital Resources
At September 30, 2005, we had a working capital surplus of $28,812,800.
At September 30, 2005, our total assets consisted of $38,050,504 of which $10,519,786 was cash.
At September 30, 2005, our total liabilities were $8,357,079.
Assets. Our current assets totaled $37,054,879 at September 30, 2005. Total assets were $38,050,504 at September 30, 2005. The increase in current assets is primarily due to the growth in factored receivables, accounts receivable, inventory and the generation of cash. At September 30, 2005, our assets consisted primarily of inventory of $9,797,652, net accounts receivable totaling $7,595,926, amounts due from our factor of $8,117,429 and cash on hand of $10,519,786. Third quarter inventory levels were a result of inventory build-up in anticipation of strong product demand ahead in future quarters. We are comfortable with an inventory level range of between $8 and $9 million as sales continue to increase. We had a sales order backlog of $27 million at the end of the third quarter with orders for shipments through January and we believe that most of this backlog should ship in the fourth quarter of fiscal 2005.
Liabilities and Working Capital. Our current liabilities totaled $8,242,079 at September 30, 2005. This resulted in working capital of $28,812,800 at September 30, 2005. We had no long term debt. The increase in liabilities is primarily due to payments to contract manufacturers of $3,065,000 and $1,930,000 in commissions payable, which is included in accounts payable and accrued expenses. Accounts payable and accrued expenses were $5,962,618 million, up from $4.3 million in the prior quarter despite faster growth rates of increases in commissions and payments to contractors. Our total debt for the quarter remains zero and we continue to generate cash from operations.
Cash Requirements And Additional Funding. We generated financial growth primarily through cash flows provided by operating activities. Cash flows provided by operating activities for the nine months ended September 30, 2005 generated $7,285,051 and used ($218,170) for the nine months ended September 30, 2004, respectively. Cash and cash equivalents increased by $7,573,728 to $10,519,786 at September 30, 2005. We continue to generate cash from operating activities and we plan to be able to finance growth from operations. We plan to finance our capital expenditures, consisting of computers, furniture and equipment, as well as the opening of a store in California at an estimated cost of approximately $300,000, from operations.
Results of Operations
The Nine Months Ended September 30, 2005 Compared to September 30, 2004
We recorded sales of $77,101,311 for the nine months ended September 30, 2005 and $14,107,507 for the nine months ended September 30, 2004. All of these sales were of our True Religion Brand apparel. We currently have two main contract manufacturers in Los Angeles plus a third contract manufacturer in Mexico and we believe we can meet our current production needs. Gross profit for the nine months ended September 30, 2005 was $39,587,897, or 51.3% compared to $6,642,089 or 47.0% for 2004. We expect our gross margin to stay within the 49 — 51% range based upon our current purchase orders with contract manufacturers. International distributors receive a 25% discount to the wholesale price. Should the distributor business increase as a percentage of total sales revenue, then our gross margin would decrease. The increase in sales and gross profit is due primarily to the growth of our brand and our markets, both of which were in the formative stages in 2004. In the nine months ended September 30, 2005, most of our sales were made in the United States, Japan, Canada, Mexico, Europe and the United Kingdom. Sales from the United States customers were approximately $41.5 million and 54% of total nine month sales. Sales to our Japanese distributor, Jameric, Inc. were approximately $23.5 million and 30% of total nine month sales. During the year ended December 31, 2004 we added international distributors in Germany, Spain, France, Holland, Belgium, Scandinavia, Italy, Mexico, Canada, Russia, the Middle East and South Africa. During the nine months ended September 30, 2005 sales to department stores, including Nieman Marcus, Nordstrom, Saks Fifth Avenue, Bloomingdales and Barney’s, equaled 35% of sales made in the United States.
Selling and shipping expenses totaled $6,651,146 for the nine months ending September 30, 2005, compared to $2,035,791 for the nine months ended September 30, 2004. The significant increase is due to increased sales commissions on higher sales levels and to the fact that we had limited staff and had only just begun to develop our production and customer service departments during the nine months ended September 30, 2004. Components of our selling and shipping expenses include purchases of sample fabrics ($153,256 during the nine months ended September 30, 2005, versus $46,274 during the nine months ended September 30, 2004), sales commissions ($3,724,719 during the nine months ended September 30, 2005, versus $917,079 during the nine months ended September 30,2004) and travel and trade show expense ($276,371 during the nine months ended September 30, 2005, versus $220,077 during the nine months ended September 30, 2004). Salaries for design personnel, patternmakers, sample sewers, production staff, quality control staff and warehouse staff totaled $995,000 for the nine months ended September 30, 2005, as opposed to $421,000 for the nine months ended September 30, 2004. Our U.S. sales representative earns an average commission of 9% on net sales less returns (10% for specialty stores and 7% for department stores).
General and administrative expenses for the nine months ending September 30, 2005 totaled $7,106,334 as compared to $1,628,102 for the months ended September 30, 2004. The increase is due to a number of factors. Legal and outside professional fees increased to $909,000 during the nine months ended September 30, 2005 from $303,430 during the nine months ended September 30, 2004. This increase in professional fees was due primarily to increased legal and professional fees involved in combating counterfeiting our jeans, increased trademark expenses, legal fees for the case involving Mr. Joseph Canouse and The Indigo Group, USA increased legal expenses due to introduction of an independent board of directors and other compliance with and the complexity of the securities laws under the Sarbanes-Oxley Act of 2002. Salary to our Chief Executive, including the bonus commission (3% for 2004, 1.5% for 2005) that we expense for our Chief Executive Officer, increased to $1,139,000 during the nine months ended September 30, 2005 from $541,000 for the nine months ended September 30, 2005. This increase was due to our increase in revenues during 2005. The commissions that we pay to our factor increased from $50,866 for the nine months ended September 30, 2004 to $227,816 for the nine months ended September 30, 2005. This increase is due to the fact that we experienced significant sales volume assigned to our factor since entering into our first factoring agreement, on March 29, 2004, with First Capital Corporation, LLC, a Florida limited liability company dong business in California as First Capital Western Region, LLC (“FCC”). General and administrative expenses for the nine months ended September 30 30, 2005 also include a non-cash deferred compensation expense of $1,155,906 which results from 200,000 shares of restricted stock that we issued on December 14, 2004 to our Chief Executive Officer at a value of $5.10 per share and 50,000 shares of restricted stock that we issued on December 14, 2004 at a value of $5.10 per share to our Chief Financial Officer, all of which were subject to forfeiture and cancellation until June 14, 2005 (Note 6). In addition, general and administrative expenses for the nine months ended September 30, 2005 includes $500,000 accrued for year-end bonuses, $112,746 in Nasdaq filing fees which were incurred in August, 2005 and $172,981 for outside director compensation, mainly non-cash expenses associated with issuing restricted stock.
Our net income before income taxes for the nine months ended September 30, 2005 and the nine months ended September 30, 2004 was $25,849,409 and $2,853,196 respectively. The increase in net income is due primarily to the large increase in sales of True Religion Brand Jeans, both domestically and internationally. In interim periods, we normally accrue for federal and state income taxes at a combined rate of 40%; however, certain benefits, including the Extraterritorial Income Exclusion on foreign sales, state taxes, etc., allowed for a provision of 39.2%. Net income after provision for income taxes for the nine months ended September 30, 2005 and 2004 was $15,820,653 and $1,679,596, respectively.
The Three Months Ended September 30, 2005 Compared to September 30, 2004
We recorded sales of $34,989,991 for the three months ended September 30, 2005 and $7,350,792 for the three months ended September 30, 2004. All of these sales were of our True Religion Brand apparel. Gross profit for the three months ended September 30, 2005 was $18,431,850, or 52.7% compared to $3,465,659 or 47.2% for 2004. The gross margin percentage has increased due to increased margins on Big-T and other premium high value products We plan that our gross margin should stay within the 50 — 51% range based upon our current purchase orders with contract manufacturers. International distributors receive a 25% discount to the wholesale price. Should the distributor business increase as a percentage of total sales revenue, then our gross margin would decrease. The increase in sales and gross profit is due primarily to the growth of our brand and our markets, both of which were in the formative stages in early 2004. In the three months ended September 30, 2005, much of our sales were made in the United States, Japan, Canada, Europe and Mexico and the United Kingdom. During the last six months of the year ended December 31, 2004 we added international distributors in Spain, France, Holland, Belgium, Scandinavia, Italy, Mexico, Russia, the Middle East and South Africa and sales in each of these international territories is growing. During the three months ended September 30, 2005 sales to department stores, including Nieman Marcus, Nordstrom, Saks Fifth Avenue, Bloomingdales and Barney’s, equaled 39% of sales made in the United States.
Selling and shipping expenses totaled $2,659,351 for the three months ending September 30, 2005, compared to $968,021 for the three months ended September 30, 2004. The significant difference is due primarily to the increase in sales volume and to the fact that we had limited customer service and production staff and had only just begun to develop our business during the three months ended September 30, 2004. Components of our selling and shipping expenses include purchases of sample fabrics ($59,000 during the three months ended September 30, 2005, versus $35,000 during the three months ended September 30, 2004), sales commissions ($1,569,138 during the three months ended September 30, 2005, versus $431,034 during the three months ended September 30, 2004) and travel and trade show expense ($184,028 during the three months ended September 30, 2005, versus $99,105 during the three months ended September 30, 2004). Salaries for design personnel, patternmakers, sample sewers, production staff, quality control staff and warehouse staff totaled $420,000 for the three months ended September 30, 2005, as opposed to $191,000 for the three months ended September 30, 2004. Our U.S. sales representative earns an average commission of 9% on net sales less returns (10% for specialty stores/7% for department stores).
General and administrative expenses for the three months ending September 30, 2005 totaled $3,106,215 as compared to $723,536 for the three months ended September 30, 2004. Legal and professional fees and outside services increased to $441,000 during the three months ended September 30, 2005 from $85,070 during the three months ended September 30, 2004. This increase in professional fees was due primarily to increased legal and professional fees involved in combating counterfeiting of our jeans, increased trademark expenses, legal fees for the case involving Mr. Joseph Canouse and the Indigo Group USA and increased legal expenses due to introduction of an independent board of directors and other compliance with and the complexity of the securities laws under the Sarbanes-Oxley Act of 2002. Salary to our Chief Executive, including the bonus commission (3% for 2004, 1.5% for 2005) that we expense for our Chief Executive Officer, increased to $517,697 during the three months ended September 30, 2005 from $208,000 for the three months ended September 30, 2004. This increase was due to our increase in revenues during 2005. The commissions that we pay to our factor increased from $30,982 for the three months ended September 30, 2004 to $92,738 for the three months ended September 30, 2005. This increase is due to the fact that we only entered into our first factoring agreement, with FCC on March 29, 2004. In addition, general and administrative expenses for the three months ended September 30, 2005 includes $500,000 accrued for year-end bonuses, $101,375 in Nasdaq filing fees which were incurred in August, 2005 and $127,101 for outside director compensation, mainly non-cash expenses associated with issuing restricted stock.

Lastly, to be conservative, we chose to increase our provision for doubtful debts in the three months ending September 30, 2005 by $225,000 to account for goods invoiced to certain media, for goods shipped for promotional purposes, and for certain accounts not approved by our factor. We believe that our provision for doubtful accounts is adequate.
The net income before income taxes for the three months ended September 30, 2005 and the three months ended September 30, 2004 was $12,685,276 (36.3% of revenue) and $1,649,102 (22.4% of revenue), respectively. The increase in net income is due primarily to the large increase in sales of True Religion Brand Jeans, both in the U.S.A. and internationally; and the increase in operating margin is based on the leverage obtained because a large portion of the selling, general and administrative expenses are fixed and controllable. Net income after provision for income taxes for the three months ended September 30, 2005 and 2004 was $7,725,685 and $954,102 respectively.
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
The purchase price under Guru Denim’s factoring agreement with FCC was the net invoice amount. Guru Denim, Inc. was required to pay interest on advances or other charges to its account by FCC, at a rate of 5.75% per annum or 1% above First Capital’s prime rate. We used FCC for credit administration and cash flow purposes. Under the factoring agreement, FCC purchased substantially all domestic trade accounts receivable and assumed most of the credit risks with respect to such accounts for a factoring charge equal to 0.70% of the gross invoice amount of each account receivable, subject to a minimum charge of $3.00 per invoice or credit memo, and a minimum factoring charge per month of $2,000
On December 20, 2004, Guru Denim Inc. entered into a new factoring agreement with Merchant Factors Corp., effective January 3, 2005. On December 31, 2004, Guru Denim terminated its factoring agreement with FCC. The factoring agreement with Merchant Factors Corp. is for a one year term and will automatically renew after the first year on a month-to-month basis unless terminated by Guru Denim on 60 days notice, which Guru Denim may give only after the end of the first year. Merchant Factors Corp. has agreed to advance to Guru Denim up to 85% of those of Guru Denim’s net receivables as are pre-approved by them and Guru Denim has agreed:
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
Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns have not been significant; however we have accrued $150,000 for estimated sales returns and other allowances in the period in which the related revenue is recognized.
New Accounting Pronouncements
SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

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
In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities filing as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes the impact will be significant to the Company’s overall results of operations or financial position.
In March 2005, the SEC released SAB 107 which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.
In June 2005, the EITF reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the our financial position, results of operations or cash flows.
In March 2005, the FASB issued FIN 47. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.
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
Our offices are located at 1525 Rio Vista Avenue, Los Angeles, California 90023 and consist of approximately 20,000 square feet of combined office and warehouse space that we rent at a rate of $0.78 per square foot per year. Through our operating subsidiary, Guru Denim, Inc., we conduct all of our executive and administrative functions and ship True Religion Brand Jeans to our customers from this facility. On July 5, 2005, we entered into another lease for approximately 8,900 square feet of combined office and warehouse space located at 1557 Rio Vista Avenue, Los Angeles, California, at a monthly rental rate of $7,000. The lease commenced July 1, 2005 and expires July 31, 2007. Guru Denim, Inc. will conduct some of its executive and administrative functions in, and warehouse True Religion Brand Jeans from this facility.
We market and distribute our products by attendance at industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell our products in its respective territory. We currently have agreements in place with commissioned sales agents in the United States earning sales commissions at 7-10%. We currently have distribution agreements with distributors in Japan, Korea, Italy, Germany, Switzerland, Belgium, Holland, France, Scandinavia, Spain, South Africa, Mexico, Canada, Australia and the United Kingdom. Our distributors purchase products from our company at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense and they ship to and collect payment from their customers directly.
Our products are sold in the U.S. to Neiman Marcus (store and catalogue), Saks Fifth Avenue, Barney’s New York, Henri Bendel, Bergdorf Goodman, Nordstroms, Bloomingdales, Marshall Field’s, Urban Outfitters and approximately 600 high-end boutiques throughout the U.S. We sell through a commission-based showroom, L’Atelier, with showrooms in Los Angeles, Dallas and New York.
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
Employees
As of September 30, 2005 we had seventy three employees. Four of these are officers of our company, namely Jeffrey Lubell, our President and CEO; Mark Saltzman, our Chief Operating Officer, Kymberly Lubell, our Vice President, and Design Director for Women’s Products; and Charles A. Lesser, our Chief Financial Officer. Our subsidiary Guru Denim Inc. employs an operations officer, financial controller, accounts receivable and accounts payable supervisors and two assistants, credit manager, production manager and three assistants, customer service manager and five assistants, seven design assistants, three marketing coordinators, five quality controllers, twelve sample sewers, a patternmaker, twenty warehousemen and four administrative assistants. Jeffrey Lubell spearheads product development, marketing and sales. Kymberly Lubell is an experienced clothing designer and has responsibility for design and development of all women’s products. We employ a production manager to monitor our contract manufacturers. Our business strategy is to employ contract manufacturers and to use independent sales agents and distributors in order to keep fixed overhead at a minimum.
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
We currently sell men’s styles and women’s styles. True Religion Brand Jeans are made with high quality fabrics from the U.S.A., Italy, and Japan that are gently and naturally aged, hand finished and boldly stitched in seven different thread colors. Although we operate in a highly competitive market, what distinguishes True Religion Brand Jeans is the fit (low-rise), the attention to detail, and the ultimate “vintage look.” The “vintage look” includes grinding, some tearing, some “whiskers” and some darkening in the legs. True Religion Brand Jeans are made to look, feel and fit like they have been owned for years. We believe that we have a competitive advantage in the detailing of the design, the quality of the denim and the superiority of the finish (the “wash”).
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
Business Strategy

Our strategy is to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest, jeans and related apparel. We plan to limit distribution to the more exclusive boutiques, specialty stores and department stores in an effort to maintain the unique nature of our brand and our True Religion Brand Jeans sell in the range of $170 to $300+ per pair at retail. We utilize contract manufacturers located in the United States so that we can brand our products as having been “Made in the U.S.A.,” and because it helps us control our costs and keep fixed overhead to a minimum. We plan to update our product offerings — style, fit, washes — every six months to be seen as a trend setter in the contemporary better jeans market.
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
Manufacturing
We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have two contract manufacturers who manufacture our garments on an order-by-order basis. To date, Atomic Denim, Inc. had been our main contractor and has purchased the fabric, sewed and finished our products to our design and other specifications. Pinc Fashion has become our main contractor and will produce over 60% of our production.
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
Competition
The apparel industry is intensely competitive and fragmented. We compete against other small companies like ours, as well as large companies that have a similar business and large marketing companies, importers and distributors that sell products similar to or competitive with ours. Examples of companies with whom we compete include Innovo Group Inc. (Joe’s Jeans, Inc.), Levi Strauss & Co., Giorgio Armani, Polo Ralph Lauren Corporation, Calvin Klein, Seven For All Mankind and Citizens For Humanity.
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
As of September 30, 2005, Jeffrey Lubell, our Chairman of the Board and Chief Executive Officer, beneficially owned 39% of our outstanding common stock of our outstanding common stock. Therefore, Mr. Lubell is effectively able to control matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Lubell also has control over our management and affairs. As a result of such control, certain transactions are effectively not possible without the approval of Mr. Lubell, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.
We are still exposed to potential risks from recent legislation requiring public companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring additional expenses and, to a lesser extent, diverting management’s time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with the annual report for the fiscal year ended December 31, 2007, our management is required under Section 404 to furnish a report regarding its internal controls over financial reporting. We anticipate becoming an “accelerated filer” during the fiscal year ended December 31, 2006 which would accelerate our compliance date to the annual report for the fiscal year ended December 31, 2006. We have implemented processes documenting and evaluating our system of internal controls. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.
We do not expect to declare or pay any dividends.
We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.
ITEM 3. CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and our company’s principal financial officer. Based upon that evaluation, our company’s management had concluded at September 30, 2005 that there was a material weakness in our company’s disclosure controls and procedures effective as at the end of the period covered by that report. The material weakness that our management had identified appears to be due to a lack of qualified personnel to work with our principal financial officer in accumulating and communicating information to our management in time to ensure timely disclosure as required by the securities laws. This weakness is due, in large part, to our rapid growth over the year ended December 31, 2004 and to date without a corresponding increase in personnel to address the additional workload. The Company has taken the following steps at this time:
•	expanded the size of the board of directors to seven to include four independent directors on May 26, 2005;

•	formed an audit committee and adopted a written charter for such committee pursuant to the rules of Nasdaq;

•	formed a compensation committee and adopted a written charter for such committee pursuant to the rules of Nasdaq;

•	formed a nominating and governance committee and adopted a written charter for such committee pursuant to the rules of Nasdaq;

•	adopted Corporate Governance Guidelines pursuant to the rules of Nasdaq that govern, among other things, board member qualifications, responsibilities, compensation, management succession and board self evaluation;

•	adopted a Corporate Code of Conduct for all directors, executive officers and employees, which conforms to Nasdaq listing requirements, federal securities laws and SEC regulations;

•	adopted a Director Code of Conduct;

•	adopted a Fraud Policy, which applies to any fraud, or suspected fraud, involving employees as well as stockholders, consultants, vendors, contractors, outside agencies and any other parties with a business relation with the Company; and

•	adopted formal, written disclosure controls and procedures;

•	formed a disclosure committee, nominated and appointed three employees to such committee and adopted a written charter for such committee;

•	hired a qualified executive assistant on a full-time basis to assist its principal financial officer in performing his duties.
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
On April 28, 2005 Guru Denim, Inc., the wholly owned subsidiary of True Religion Apparel, Inc., terminated its Manufacturer’s Agreement dated September 15, 2004 with The Indigo Group USA, Inc. based upon The Indigo Group USA, Inc. failure to cure multiple defaults under the Manufacturer’s Agreement. The Indigo Group USA Inc. believes that it is not in breach of the Manufacturer’s Agreement and on April 29, 2005 Guru Denim, Inc. received a letter requesting the dispute go to Arbitration, a provision under paragraph 11 of the Agreement. The Indigo Group USA, Inc. contends that it lost $1.6 million in profits on 156,000 pairs of jeans not manufactured under the

Agreement. Guru Denim, Inc. believes that The Indigo Group USA, Inc. failed to perform under the Agreement. Arbitration is scheduled for December 2005 and the Company plans to defend its position to the extent necessary.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on August 18, 2005 at the offices of our law firm, Manatt, Phelps & Phillips, LLP, in Los Angeles, California. At the annual meeting, our stockholders voted on the following four (4) items:
(i)	Six nominees for election to our board of directors were elected based upon the following votes:

Name	For	Withheld
Jeffrey Lubell	19,402,972	204,492
Kymberly Gold-Lubell	19,580,296	27,168
Joseph Coulombe	19,568,486	38,978
Robert L. Harris, II	19,571,686	35,778
G. Louis Graziadio, III	19,571,786	35,678
Mark S. Maron	19,572,186	35,278
(ii)	To approve a proposal to change the state of incorporation of our company from Nevada to Delaware was approved as follows:

For	Against	Abstain
11,416,705	1,544,610	13,999
(iii)	To amend and restate our 2004 Stock Option Plan and 2004 Equity Incentive Plan by replacing them with the 2005 Stock Incentive Plan was approved as follows:

For	Against	Abstain
10,510,748	2,391,064	73,502
(iv)	The ratification of the appointment of Stonefield Josephson, Inc. as our independent accountants and auditors for the fiscal year ending December 31, 2005 was approved as follows:

For	Against	Abstain
19,532,017	14,680	60,767

ITEM 5. Other Information
None
ITEM 6. Exhibits.
The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated August 18, 2005, by and between the Registrant and True Religion Apparel, Inc., a Nevada corporation and the Registrant’s predecessor in interest (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

3.4	Bylaw (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Common Stock Certificate (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

(10)	Material Contracts

10.1	Letter Agreement between Guru Denim, Inc. and Jameric, Inc. dated May 20, 2003 for exclusive distribution rights in Japan (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003).

10.2	Letter Agreement between Guru Denim, Inc. and Melwani Agency dated May 15, 2003 for exclusive distribution rights in the United Kingdom, Ireland and Scotland (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003).

10.3	Employment Agreement between Gusana Explorations Inc. and Jeffrey Lubell dated June 20, 2003 (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003).

10.4	Amendment to Employment Contract dated January 1, 2005 between True Religion Apparel, Inc. and Jeffrey Lubell (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005)

10.5	Lease dated June 5, 2003 between Guru Denim, Inc. and Bob Hawk and Janet Hawk for premises located at 201 East Arena Street, El Segundo, California (incorporated by reference from our Form 8-K/A Current Report, filed July 10, 2003).

10.6	Share Purchase Agreement dated June 23, 2003, between Gusana Explorations Inc., Jeffrey Lubell and Guru Denim, Inc. (incorporated by reference from our Form 8-K Current Report, filed July 9, 2003).

10.7	Factoring and Security Agreement dated March 25, 2004 between First Capital Corporation, LLC, a Florida limited liability company doing business in California as First Capital Western Region, LLC and Guru Denim, Inc., a wholly owned subsidiary of True Religion Apparel, Inc. (incorporated by reference from our Form 8-K Current Report, filed on March 31, 2004).

10.8	Settlement Agreement and Mutual General Release with The Indigo Group USA and Jeremy Lew (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)

10.9	Manufacturer’s Agreement with The Indigo Group, USA (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)

10.10	Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim Inc. (incorporated by reference from our Form 10-KSB/A filed on April 6, 2005)

Exhibit
Number	Description

10.11	Letter dated July 1, 2005 amending the terms of the Discount Factoring Agreement between Merchant Factors Corp. and Guru Denim, Inc. (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005)

10.12	Standard Single-Tenant Sublease dated July 5, 2005 between L.A. Fabric Imports, Inc. and Guru Denim, Inc. for 1557 Rio Vista Ave. Los Angeles, California (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005)

10.13	Form of Indemnification Agreement between True Religion Apparel, Inc. and its officers and directors.

(31)	Section 302 Certifications

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

(32)	Section 906 Certifications

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.
By:	/s/ JEFFREY LUBELL
Jeffrey Lubell, President, CEO, and Director
(Principal Executive Officer)

Date: November 14, 2005
By:	/s/ CHARLES A. LESSER
Charles A. Lesser, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 14, 2005