Form 10KSB
period 2005-12-31
TRUE RELIGION APPAREL INC
filed 2006-03-31
CIK 1160858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 000-51483

TRUE RELIGION APPAREL, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	98-0352633
(State or Other Jurisdiction of Incorporation Organization)	(I.R.S. Employer Identification No.)

1525 Rio Vista Avenue Los Angeles CA	90023
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (323) 266-3072
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.0001 PAR VALUE

      Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     ☐
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      State registrant’s revenues for the most recent fiscal year approximately $102,572,000
      The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold, as of March 27, 2006 was approximately $276,000,000 (All officers and directors of the registrant are considered affiliates).
      At March 27, 2006 the registrant had 22,359,948 shares of common stock issued and outstanding.
      Transitional Small Business Format (check one):     Yes ☐          No ☑

TRUE RELIGION APPAREL, INC.
FORM 10-KSB ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2005

CAUTIONARY STATEMENT
      The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” beginning on page 4 of this report.
      As used in this report, the terms “we,” “us,” “our,” and “True Religion” mean True Religion Apparel, Inc. and our subsidiary Guru Denim, Inc., unless otherwise indicated.
PART I

Item 1.	BUSINESS
Overview
      Through our wholly-owned subsidiary Guru Denim, Inc., we design, develop, manufacture, market, distribute and sell high fashion denim jeans and other apparel including corduroy jeans and jackets, velvet jeans and jackets, skirts, shorts, T-shirts, sweaters and sportswear. We currently manufacture, market, distribute and sell apparel under the brand name “True Religion Brand Jeans” including jeans, skirts, denim jackets and tops in the United States, Canada, the United Kingdom, Europe, Mexico, Japan, Korea, Australia and the Middle East.
      We market and distribute our products by attendance at industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell our products in its respective territory. We currently have commissioned sales agents in the United States earning sales commissions at 5-10%. We currently have distribution agreements with distributors in Japan, Korea, Italy, Germany, Switzerland, Belgium, Holland, France, Scandinavia, Spain, South Africa, Mexico, Canada, Australia, Lebanon and the United Kingdom. Our international distributors purchase products from our company at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense and they ship to and collect payment from their customers directly. In 2005, Jeffrey Lubell, our Chief Executive Officer received 1.5% of net sales, less returns and bad debts, as incentive commission. This incentive commission program will not be continued in 2006.
      Our products are sold in the U.S. to Nordstroms, Neiman Marcus (store and catalogue), Saks Fifth Avenue, Barney’s New York, Henri Bendel, Bergdorf Goodman, Bloomingdales, Marshall Field’s, Urban Outfitters and approximately 600 high-end boutiques throughout the U.S. We sell through a commission-based showroom, L’Atelier, with showrooms in Los Angeles, Dallas and New York.
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
      Our products are sold in France by our distributor Are and Why and Robert Dodd effective July 2004. Are and Why also represents Seven for all Mankind and Rogin Jeans and exhibits at Tranoi in Paris.
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
      We have appointed the Aishti Group as our exclusive distributor for Lebanon, UAE, Saudi Arabia, Qatar and Bahrain. In addition to distributing many premium brands throughout the Middle East, the Aishti Group also publishes a high-end glossy fashion magazine under the name “Aishti” and operates the premier boutique for luxury brands in Beirut.
      We have appointed Eduardo Kurian as our exclusive distributor for Mexico and Central America. Located in Mexico City, Mr. Kurian distributes Seven for all Mankind and Von Dutch throughout Mexico and works closely with Sears Mexico, which in Mexico sells high-end premium brands.
      Additionally, we have appointed IMEXF as our distributor in Spain and Portugal and T2C as our distributor in South Africa and the southern African region. We appointed Shopaholic as our distributor in Korea. Shopaholic operates the largest boutique for premium brands and high-end fashion in Seoul, Korea. Our products were sold in Australia by our distributor Krites (Australia) Pty Ltd through early March, 2005. We had temporarily withdrawn our products from Australia and indicated to Krites to cease taking orders. We have recently re-appointed David Mendels as distributor for Australia.

Employees
      As of December 31, 2005 we had 95 employees. Three of these are officers of our company, namely Jeffrey Lubell, our President and CEO; Kymberly Lubell, our Vice President, and Design Director for Women’s Products; and Charles A. Lesser, our Chief Financial Officer. Our subsidiary Guru Denim Inc. employs two operations officers, a financial controller and eight accounting staff, ten design assistants and patternmakers, a production manager and eight assistants, a customer service manager and five assistants, two marketing coordinators, twenty one sample sewers, twenty one warehousemen and three administrative assistants. Our retail store has nine full-time and part time employees. Jeffrey Lubell spearheads product development, marketing and sales. Kymberly Lubell is an experienced clothing designer and has responsibility for design and development of all women’s products. We employ a production manager to monitor our contract manufacturers. Our business strategy is to employ contract manufacturers and to use independent sales agents and distributors in order to keep fixed overhead at a minimum.

Our Products
      Our principal products are the high fashion jeans that we design, manufacture, market, distribute and sell through our wholly-owned subsidiary Guru Denim, Inc. under the True Religion Brand Jeans trademarks. These jeans are sold in the United States and abroad to upscale retailers and boutiques. In addition to denim jeans and jackets, we sell corduroy jeans and jackets, cotton and velvet pants and jackets, fleece sweat suits, skirts, t-shirts and shorts for both men and women. Samples of our products can be viewed on our website located at www.truereligionbrandjeans.com.
      We currently sell men’s, women’s and children’s styles. True Religion Brand Jeans are made with high quality fabrics from the U.S.A., Italy, and Japan that are gently and naturally aged, hand finished and boldly stitched in seven different thread colors. Although we operate in a highly competitive market, what distinguishes True Religion Brand Jeans is the fit (low-rise), the attention to detail, and the ultimate “vintage look.” The “vintage look” may include grinding, some tearing, some “whiskers” and some darkening in the legs. True Religion Brand Jeans are made to look, feel and fit like they have been owned for years. We believe that we have a competitive advantage in the detailing of the design, the quality of the denim and the superiority of the wash.
      Our jeans are available in multiple vintage washes, premium washes and a destroyed finish. Various dark and medium vintages, and the destroyed finish have been the largest sellers during 2005; however we believe our newer variants and some cleaner, less vintaged washes are also selling well. A bleach version (off-white) is also available in most styles. In addition, our most popular men’s and ladies styles are also available in corduroy in both darker (winter colors) and lighter pastel (spring and summer) colors. We plan to expand the overall product line including jackets, mini-skirts, tops, shirts, sweat suits, cashmere sweaters and a variety of t-shirts and knit tops. In addition, we have produced our best styles in multiple fabric and thread combinations, especially our Big-T stitching introduced in the beginning of 2005 and our Super Big-T stitching introduced in the later part of the year.

Business Strategy
      Our strategy is to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest, jeans and related apparel. We plan to limit distribution to the more exclusive boutiques, specialty stores and department stores in an effort to maintain the unique nature of our brand. Our True Religion Brand Jeans sell mostly in the range of $170 to $300 per pair at retail; however, we occasionally offer specialty items up to $500. For our denim bottoms and other fabrications, we utilize contract manufacturers located in the United States so that we can brand our products as having been “Made in the U.S.A.,” and because it helps us control our costs and keep fixed overhead to a minimum. Our jackets and children’s products are manufactured in Mexico. We plan to update our product offerings — style, fit, washes — every six months to be seen as a trend setter in the contemporary better jeans market.

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

Manufacturing
      We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have two contract manufacturers in the United States and one manufacturer in Mexico who manufacture our garments on an order-by-order basis. Atomic Denim, Inc. and Pinc Fashion in Los Angeles are our main contractors. They purchase the fabric, sew and finish our products to our design and other specifications.

      We inspect the fabrics and the finished goods prior to shipping them as part of our quality control program. We plan to continue to outsource most, if not all, of our production. We have other contractors developing our denim jackets, t-shirts and knitwear. We believe that our current contractors are sufficient to meet our current demand for the immediate future. Further, we recognize that, as we grow, we may require additional contractors for future years.

Competition
      The apparel industry is intensely competitive and fragmented. We compete against other small companies like ours, as well as large companies that have a similar business and large marketing companies, importers and distributors that sell products similar to or competitive with ours. Examples of companies with whom we compete include Levi Strauss & Co., Giorgio Armani, Polo Ralph Lauren Corporation, Calvin Klein, Seven For All Mankind and Citizens For Humanity.
      We believe that our competitive strengths consist of the detailing of the design, the quality of the denim and the superiority of the wash. Within the contemporary better jean market, where we sell our products, jeans sell from $120 to $300 per pair and designer label jeans can command higher prices. We believe that our price range of mostly $170 to $300 provides superior value for the quality, style, fit and finish of True Religion Brand Jeans.

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
We are in the early stages of our growth, which makes it difficult to evaluate whether we will operate profitably in the future.
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

•	continue to successfully develop and operate production facilities or maintain existing or new agreements with third parties to perform these functions on our behalf; and

•	successfully market, distribute and sell our products or enter into agreements with third parties to perform these functions on our behalf.
      Given our limited operating history, lack of long-term sales history and other sources of revenue, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to continue to be profitable.
      Our management believes that we can sustain our operations for the future from existing working capital and from operating revenue. The future of our company will depend upon our ability to continue to obtain adequate orders for our products, prompt payment for our products and, as and when needed, sufficient financing and continuing support from our factor, and to continue to maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.
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
We depend on third parties for significant elements of our sales and distribution efforts. If these third parties do not continue to assist us in our sales and distribution, our revenue could decrease, which would have an adverse impact on our business.
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
Our stock price is highly volatile.
      The trading price of our common stock has fluctuated significantly since our inception, and is likely to remain volatile in the future. For example, since June 23, 2003, our common stock has closed as low as $0.66 and as high as $24.36 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

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
      As of March 25, 2006, Jeffrey Lubell, our Chairman of the Board and Chief Executive Officer, and his wife beneficially owned 38% of our outstanding common stock. Therefore, Mr. Lubell is effectively able to control matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Lubell also has control over our management and affairs. As a result of such control, certain transactions are effectively not possible without the approval of Mr. Lubell, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.
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
Our success is dependent on our ability to protect our worldwide intellectual property rights, and our inability to enforce these rights could harm our business.
      Our success depends to a significant degree upon our ability to protect and preserve our intellectual property, including copyrights, trademarks, patents, service marks, trade dress, trade secrets and similar intellectual property. We rely on the intellectual property, patent, trademark and copyright laws of the United States and other countries to protect our proprietary rights. However, we may be unable to prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm our business. If it became necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome and costly and we may not prevail.
      We have obtained some U.S. and foreign trademark, patents and service mark registrations, and have applied for additional ones, but cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these or other registrations. A failure to obtain trademark, patents or service mark registrations in the United States and in other countries could limit our ability to protect our trademarks, patents and service marks and impede our marketing efforts in those jurisdictions. The loss of such trademarks, patents and service marks, or the loss of the exclusive use of our trademarks, patents and service marks, could have a material adverse effect on our business, financial condition and results of operations. Accordingly, we devote substantial resources to the establishment and protection of our trademarks, patents and service marks on a worldwide basis and continue to evaluate the registration of additional trademarks, patents and service marks, as appropriate. We cannot assure that our actions taken to establish and protect our trademarks, patents and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violative of their trademark or other proprietary rights.
Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.
      We cannot be certain that our products do not and will not infringe the intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the intellectual property rights of third parties by us or our customers in connection with their use of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, we may need to redesign or rename some of our products to avoid future infringement liability. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products.

Item 2.	PROPERTY
      Our offices are located at 1525 Rio Vista Avenue, Los Angeles, California 90023 and consist of approximately 20,000 square feet of combined office and warehouse space that we rent at a rate of $0.78 per square foot per year. Through our operating subsidiary, Guru Denim, Inc., we conduct all of our executive and administrative functions and ship True Religion Brand Jeans to our customers from this facility. The lease expires on July 31, 2007.
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
      On April 19, 2005 we entered into a lease for approximately 888 square feet at a monthly rental of $4,821 for a retail store located at 451 Manhattan Beach Blvd, Manhattan Beach, California. Due to construction delays, the lease commenced November 22, 2005 and expires November 21, 2010 (Note 8).

Item 3.	LEGAL PROCEEDINGS
Joseph C. Canouse
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
      The parties reached a tentative settlement on Friday, March 3, 2006 and the court confirmed acknowledgement of the settlement on Saturday March 4,2006, and the case was suspended for 45 days pending final settlement on Tuesday, March 7, 2006. We consulted SFAS 5 and EITF 96-18 concerning “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and recorded an expense valuing the 100,000 shares at $2,104,000, or $21.04 per share, which was the closing price on March 6, 2006, the first business day after the judge recognized the settlement. The $100,000 cash amount had previously been accrued.
      On March 21, 2006, we entered into a Settlement Agreement and General Release that resolved all legal issues between us and Mr. Canouse related to a services agreement. Under the settlement agreement, we agreed to pay Mr. Canouse $100,000 in cash and to issue to him 100,000 shares of our common stock. Mr. Canouse agreed to dismiss his lawsuit against us and to release us from all claims arising out of or related to the circumstances that gave rise to the lawsuit. Mr. Canouse further agreed to be subject to a five-year standstill period during which he will not acquire or cause to be acquired any assets, businesses, securities, or rights of our company, or options to acquire such rights, or take certain stockholder actions. In connection with the issuance of the shares to Mr. Canouse, we have agreed to file as soon as reasonably practicable, but in no event later than thirty days from the date of the settlement agreement, a registration statement with the Securities and Exchange Commission, or SEC, for the registration of the resale of the shares.
The Indigo Group USA, Inc.
      On April 28, 2005, Guru Denim, Inc., our wholly owned subsidiary, terminated its Manufacturer’s Agreement dated September 15, 2004 with The Indigo Group USA, Inc. based upon The Indigo Group USA, Inc. failure to cure multiple defaults under the Manufacturer’s Agreement. The Indigo Group USA Inc. believes that it is not in breach of the Manufacturer’s Agreement and on April 29, 2005 Guru Denim, Inc. received a letter requesting the dispute go to Arbitration, a provision under paragraph 11 of the Agreement. The Indigo Group USA, Inc. contends that it lost $1.3 million in profits on unplaced orders of jeans not manufactured under the Agreement. Guru Denim, Inc. believes that The Indigo Group USA, Inc. failed to perform under the Agreement. As a result of disputes between the parties concerning the timeliness and quality of performance by Indigo under the Manufacturing Agreement, and the quantity of orders placed thereunder by us, Indigo instituted the current arbitration proceeding at about the same time as we terminated the Manufacturing Agreement.

      Indigo contends that we failed to order the minimum number of 3,000 units per week and never intended to do so. Indigo seeks lost profits on the unplaced orders of $1,300,000, plus an additional $1,600,000 for the lost profits for the following year had the contract been renewed. We deny any liability and maintains that additional orders were not placed because of Indigo’s repeated failures to provide goods on time and of the requisite quality. We further maintain that, as a result of these and other material breaches (including violations of the Labor Code), the Manufacturing Agreement was properly terminated by it, thus excusing it from placing additional orders and preventing any renewal by Indigo for a second year.
      We have asserted claims of its own against Indigo. Among other things, it seeks damages against Indigo for its numerous breaches of the Manufacturing and Settlement Agreement, for trademark violations (including the sale of unauthorized and unapproved goods), and for conversion of our property. We seek to recover an amount in excess of $913,000 and to obtain injunctive relief and treble damages against Indigo for the trademark violations.
      Currently, the arbitration commenced on March 6, 2006; but a resolution is not expected before April of 2006. We deny any liability to the Indigo Group USA and is vigorously pursuing the arbitration.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
      Our common stock began trading under the symbol TRLG on the Nasdaq National Market on August 18, 2005. Our common stock previously traded under the symbol TRLG.OB on the Over-the-Counter Bulletin Board. The high and low bid quotes for our common stock, as reported by the Nasdaq National Market and the Over-the-Counter Bulletin Board, for the periods indicated are as follows. The high and low bid quotations for the Over-the-Counter Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions:

	2004		2005

	High	Low	High	Low

First Quarter	$1.57	$0.80	$14.02	$7.35
Second Quarter	$1.16	$0.85	$14.86	$11.55
Third Quarter	$2.54	$0.67	$17.77	$12.94
Fourth Quarter	$8.10	$1.96	$16.97	$11.84
Holders
      As of March 8, 2006 there were approximately 4,000 record holders of our common stock. On March 17, 2006, the last reported sale price of our common stock on the Nasdaq National Market was $20.39 per share.
Dividends
      We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common shares other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information
      The following table provides information as of December 31, 2005 with respect to our common shares issuable under our 2005 Stock Incentive Plan:

	(a)	(b)	(c)

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to be	Weighted-	Under Equity
	Issued upon	Average Exercise	Compensation
	Exercise of	Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
Plan Category	and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders	1,358,664	$1.46	2,688,277
Equity compensation plans not approved by security holders(1)	N/A	N/A	N/A

Total	1,358,664	$1.46

(1)	We have not authorized the issuance of equity securities under any plan not approved by security holders.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion should be read in conjunction with our financial statements included elsewhere in this Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under “Risk Factors” herein.
      Our consolidated audited financial statements are stated in United States dollars and are prepared in conformity with United States Generally Accepted Accounting Principles.
Overview
      Through our wholly-owned subsidiary Guru Denim, Inc., we design, develop, manufacture, market, distribute and sell high fashion denim jeans and other apparel including corduroy jeans and jackets, velvet jeans and jackets, skirts, shorts, T-shirts, sweaters and sportswear. We currently manufacture, market, distribute and sell apparel under the brand name “True Religion Brand Jeans” including jeans, skirts, denim jackets and tops in the United States, Canada, the United Kingdom, Europe, Mexico, Japan, Korea, Australia and the Middle East.
      We market and distribute our products by attendance at industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell our products in its respective territory. We currently have commissioned sales agents in the United States earning sales commissions at 5-10%. We currently have distribution agreements with distributors in Japan, Korea, Italy, Germany, Switzerland, Belgium, Holland, France, Scandinavia, Spain, South Africa, Mexico, Canada, Australia, Lebanon and the United Kingdom. Our international distributors purchase products from our company at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense and they ship to and collect payment from their customers directly. In 2005, Jeffrey Lubell, our Chief Executive Officer, received 1.5% of net sales, less returns and bad debts, as incentive commission. This incentive commission program will not be continued in 2006.
      Our products are sold in the U.S. to Nordstroms, Neiman Marcus (store and catalogue), Saks Fifth Avenue, Barney’s New York, Henri Bendel, Bergdorf Goodman, Bloomingdales, Marshall Field’s, Urban

Outfitters and approximately 600 high-end boutiques throughout the U.S. We sell through a commission-based showroom, L’Atelier, with showrooms in Los Angeles, Dallas and New York.
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
      Our products are sold in France by our distributor Are and Why and Robert Dodd effective July 2004. Are and Why also represents Seven for all Mankind and Rogin Jeans and exhibits at Tranoi in Paris.
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
      We have appointed the Aishti Group as our exclusive distributor for Lebanon, UAE, Saudi Arabia, Qatar and Bahrain. In addition to distributing many premium brands throughout the Middle East, the Aishti Group also publishes a high-end glossy fashion magazine under the name “Aishti” and operates the premier boutique for luxury brands in Beirut.
      We have appointed Eduardo Kurian as our exclusive distributor for Mexico and Central America. Located in Mexico City, Mr. Kurian distributes Seven for all Mankind and Von Dutch throughout Mexico and works closely with Sears Mexico, which in Mexico sells high-end premium brands.
      Additionally, we have appointed IMEXF as our distributor in Spain and Portugal and T2C as our distributor in South Africa and the southern African region. We appointed Shopaholic as our distributor in Korea. Shopaholic operates the largest boutique for premium brands and high-end fashion in Seoul, Korea. Our products were sold in Australia by our distributor Krites (Australia) Pty Ltd through early March, 2005. We had temporarily withdrawn our products from Australia and indicated to Krites to cease taking orders. We have recently re-appointed David Mendels as distributor for Australia.

Employees
      As of December 31, 2005 we had 95 employees. Three of these are officers of our company, namely Jeffrey Lubell, our President and CEO; Kymberly Lubell, our Vice President, and Design Director for Women’s Products; and Charles A. Lesser, our Chief Financial Officer. Our subsidiary Guru Denim Inc. employs two operations officers, a financial controller and eight accounting staff, ten design assistants and patternmakers, a production manager and eight assistants, a customer service manager and five assistants, two marketing coordinators, twenty one sample sewers, twenty one warehousemen and three administrative assistants. Our retail store has nine full-time and part time employees. Jeffrey Lubell spearheads product development, marketing and sales. Kymberly Lubell is an experienced clothing designer and has responsibility for design and development of all women’s products. We employ a production manager to monitor our contract manufacturers. Our business strategy is to employ contract manufacturers and to use independent sales agents and distributors in order to keep fixed overhead at a minimum.

Our Products
      Our principal products are the high fashion jeans that we design, manufacture, market, distribute and sell through our wholly-owned subsidiary Guru Denim, Inc. under the True Religion Brand Jeans trademarks. These jeans are sold in the United States and abroad to upscale retailers and boutiques. In addition to denim jeans and jackets, we sell corduroy jeans and jackets, cotton and velvet pants and jackets, fleece sweat suits, skirts, t-shirts and shorts for both men and women. Samples of our products can be viewed on our website located at www.truereligionbrandjeans.com.
      We currently sell men’s, women’s and children’s styles. True Religion Brand Jeans are made with high quality fabrics from the U.S.A., Italy, and Japan that are gently and naturally aged, hand finished and boldly stitched in seven different thread colors. Although we operate in a highly competitive market, what distinguishes True Religion Brand Jeans is the fit (low-rise), the attention to detail, and the ultimate “vintage look.” The “vintage look” may include grinding, some tearing, some “whiskers” and some darkening in the legs. True Religion Brand Jeans are made to look, feel and fit like they have been owned for years. We believe that we have a competitive advantage in the detailing of the design, the quality of the denim and the superiority of the wash.
      Our jeans are available in multiple vintage washes, premium washes and a destroyed finish. Various dark and medium vintages, and the destroyed finish have been the largest sellers during 2005; however we believe our newer variants and some cleaner, less vintaged washes are also selling well. A bleach version (off-white) is also available in most styles. In addition, our most popular men’s and ladies styles are also available in corduroy in both darker (winter colors) and lighter pastel (spring and summer) colors. We plan to expand the overall product line including jackets, mini-skirts, tops, shirts, sweat suits, cashmere sweaters and a variety of t-shirts and knit tops. In addition, we have produced our best styles in multiple fabric and thread combinations, especially our Big-T stitching introduced in the beginning of 2005 and our Super Big-T stitching introduced in the later part of the year.

Business Strategy
      Our strategy is to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest, jeans and related apparel. We plan to limit distribution to the more exclusive boutiques, specialty stores and department stores in an effort to maintain the unique nature of our brand. Our True Religion Brand Jeans sell in the range of $170 to $300 per pair at retail. For our denim bottoms and other fabrications, we utilize contract manufacturers located in the United States so that we can brand our products as having been “Made in the U.S.A.,” and because it helps us control our costs and keep fixed overhead to a minimum. Our jackets and children’s products are manufactured in Mexico. We plan to update our product offerings — style, fit, washes — every six months to be seen as a trend setter in the contemporary better jeans market.

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

Manufacturing
      We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have two contract manufacturers in the United States and one manufacturer in Mexico who manufacture our garments on an order-by-order basis. Atomic Denim, Inc. and Pinc Fashion in Los Angeles are our main contractors. They purchase the fabric, sew and finish our products to our design and other specifications.
      We inspect the fabrics and the finished goods prior to shipping them as part of our quality control program. We plan to continue to outsource most, if not all, of our production. We have other contractors developing our denim jackets, t-shirts and knitwear. We believe that our current contractors are sufficient to meet our current demand for the immediate future. Further, we recognize that, as we grow, we may require additional contractors for future years.

Competition
      The apparel industry is intensely competitive and fragmented. We compete against other small companies like ours, as well as large companies that have a similar business and large marketing companies, importers and distributors that sell products similar to or competitive with ours. Examples of companies with whom we compete include Levi Strauss & Co., Giorgio Armani, Polo Ralph Lauren Corporation, Calvin Klein, Seven For All Mankind and Citizens For Humanity.
      We believe that our competitive strengths consist of the detailing of the design, the quality of the denim and the superiority of the wash. Within the contemporary better jean market, where we sell our products, jeans sell from $120 to $300 per pair and designer label jeans can command higher prices. We believe that our price range of $170 to $300 provides superior value for the quality, style, fit and finish of True Religion Brand Jeans.

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

Financial Condition, Liquidity and Capital Resources
      At December 31, 2005, we had a working capital surplus of $34,190,266.
      At December 31, 2005, our total assets of $43,991,691 of which $9,436,632 consisted of cash and $5,970,486 consisted of short-term marketable securities.
      At December 31, 2005, our total liabilities were $8,698,685.
      Assets. Our current assets totaled $42,754,951 and $12,918,694 at December 31, 2005 and 2004, respectively. Total assets were $43,991,691 and $13,416,989 at December 31, 2005 and 2004, respectively. The increase in current assets is primarily due to the growth in accounts receivable, inventory and the generation of cash. At December 31, 2005, our assets consisted primarily of inventory of $10,052,748, net accounts receivable totaling $7,795,524, due from factor of $6,722,496 and cash on hand of $9,436,632.
      Liabilities and Working Capital. Our current liabilities totaled $8,564,685 and $5,793,731 at December 31, 2005 and 2004, respectively. This resulted in working capital of $34,190,266 and $7,124,963 at December 31, 2005 and December 31, 2004, respectively. We had no long term debt in either year. The increase in liabilities is primarily due to accounts payable and accrued expenses which include $2,204,000 accrued for a legal settlement; commissions payable to L’Atelier of $1,230,000 and payments to contract manufacturers of $2,275,000, all of which are included in accounts payable and accrued expenses.
Cash Requirements and Additional Funding
      We generated financial growth primarily through cash flows provided by operating activities and financing activities. In 2005, we had no financing activities beside the exercise of employee stock options, which amounted to approximately $870,000 in 2005. In 2004, financing activities generated net cash of $2,000,000. Net proceeds were derived from the sale of our common stock and warrants to purchase common stock, respectively. Cash flows provided by operating activities generated $12,329,954 in 2005 and $1,349,354 in 2004, respectively. Cash and cash equivalents increased by $6,490,574 to $9,436,632 in 2005. Additionally, we invested $5,970,000 in short term marketable securities. We continue to generate cash from operating activities and we plan to be able to finance growth from operations. We can also borrow up to 85% of eligible accounts receivable from Merchant Factors Corp, our factor for credit and collection activities. We plan to finance our capital expenditures, consisting of computers, furniture and equipment, as well as the opening of a future retail stores from operations.
Results of Operations

The year ended December 31, 2005 vs. December 31, 2004
      We recorded sales of$102,572,446 for the year ended December 31, 2005 and $27,667,418 for the year ended December 31, 2004. All of these sales were of our True Religion Brand Jeans. We currently have two main manufacturers in Los Angeles plus one contract manufacturer in Mexico and we believe we can meet our current production needs. Gross profit for the year ended December 31, 2005 was $52,608,025 and $13,154,081 for the year ended December 31, 2004, or 51.3% compared to 47.5% for 2004. We expect our gross margin to stay within the 50-51% range based upon our current purchase orders with contract manufacturers. International distributors receive a 25% discount to the wholesale price. Should the distributor business increase as a percentage of total sales revenue, then the gross margin would decrease.
      The increase in sales and gross profit is due primarily to the growth of our brand and our markets, both of which were in the formative stages in 2004. In the twelve months ended December 31, 2005, most of our sales were made in the United States, Japan, Canada, Mexico, Europe and the United Kingdom. Sales to the United States customers were approximately $56.5 million and 55% of total year sales. Sales to our Japanese distributor, Jameric, Inc. were approximately $29.5 million and 29% of total year sales. During the year ended December 31, 2004 we added international distributors in Germany, Spain, France, Holland, Belgium, Scandinavia, Italy, Mexico, Canada, Russia, the Middle East, Korea and South Africa and these countries contributed approximately $15.0 million in sales for the year ending December 31, 2005. Our internet website, implemented in 2005, contributed $531,000 in sales in the year ending December 31, 2005 and our initial company owned retail store opened in December, 2005 and had sales of $196,654 for the month of December, 2005. During the twelve months ended December 31, 2005 sales to department stores, including Neiman Marcus, Nordstrom, Saks Fifth Avenue, Bloomingdales and Barney’s, equaled 35% of sales made in the United States.
      Selling and shipping expenses totaled $9,587,730 for the year ending December 31, 2005 compared to $3,433,353 for the year ended December 31, 2004. The significant increase is due to increased sales commissions ($5,273,748 for the year ended December 31, 2005 versus $1,064,047 for 2004) on higher sales levels and to the fact that we had limited staff and had only just begun to develop our production and customer service departments during the year ended December 31, 2004. Components of our selling and shipping expenses include purchases of sample fabrics ($250,077 during the year ended December 31, 2005, versus $104,792 during the year ended December 31, 2004), and travel and trade show expense ($489,628 during the year ended December 31, 2005 versus $277,136 during the year ended December 31, 2004). Salaries for design personnel, patternmakers, sample sewers, production staff, quality control staff and warehouse staff totaled $1,846,000 for the year ended December 31, 2005, as opposed to $956,000 for the year ended December 31, 2004.
      General and administrative expenses for the year ending December 31, 2005 totaled $8,938,170 as compared to $2,868,870 for the year ended December 31, 2004. The increase is due to a number of factors. Legal and outside professional fees increased to $1,354,316 during the year ended December 31, 2005 from $361,856 during the year ended December 31, 2004. This increase in professional fees was due primarily to increased legal and professional fees involved in combating counterfeiting of our jeans, increased trademark expenses, legal fees for the cases involving Mr. Canouse and The Indigo Group USA, increased legal expenses due to introduction of an independent board of directors and other compliance with and the complexity of the securities laws under the Sarbanes-Oxley Act of 2002. Salary to our Chief Executive, including the bonus commission (3% for 2004, 1.5% for 2005) that we expense for our Chief Executive Officer, increased to $1,901,962 during the year ended December 31, 2005 from $982,239 for the year ended December 31, 2004. This increase was due to our increase in revenues during 2005. The commissions that we pay to our factor increased from $96,341 for the year ended December 31, 2005 to $328,545 for the year ended December 31, 2005. This increase is due to the fact that we experienced significant sales volume assigned to our factor since entering into our first factoring agreement, on March 29, 2004, with First Capital Corporation, LLC, a Florida limited liability company dong business in California as First Capital Western Region, LLC (FCC). General and administrative expenses for the year ending December 31, 2005 also include a non-cash deferred compensation expense of $1,155,906 which results from 200,000 shares of restricted stock that we issued on December 14, 2004 to our Chief Executive Officer at a value of $5.10 per share and 50,000 shares of restricted stock that we issued on December 14, 2004 at a value of $5.10 per share to our Chief Financial Officer, all of which were subject to forfeiture and cancellation until June 14, 2005 (Note 8). In addition, general and administrative expenses for the year ended December 31, 2005 includes $538,000 for year-end bonuses, $112,746 in NASDAQ filing fees and $312,121 for outside director compensation, mainly non-cash expenses associated with issuing restricted stock.
      Our retail store opened on December 2, 2005 and had total operating expenses of $60,624 for the year ended December 31, 2005. Components of the expenses included rent ($6,268), salaries and wages ($18,999), and amortization of leasehold improvements ($11,495).
      Our net income from operations was $33,991,380 for the year ended December 31, 2005 compared to $6,851,858 for the year ended December 31, 2004. Other income/expense for the year ended December 31, 2005 included interest income net of interest expense ($30,197), a gain on marketable securities ($23,329), other income including legal recoveries from counterfeiters ($64,000) and a legal settlement expense of $2,204,000 in settlement of the Canouse litigation (Note 10).
      Our net income before income taxes for the year ended December 31, 2005 and the year ended December 31, 2004 was $31,977,027 and $6,726,858 respectively. The increase in net income is due primarily to the large increase in sales of True Religion Brand Jeans, both domestically and internationally. In interim periods, we normally accrue for federal and state income taxes at a combined rate of 40%; however, certain benefits, including the Extraterritorial Income Exclusion on foreign sales, state taxes, etc., allowed for a provision of 39.0%. Net income after provision for income taxes for the year ended December 31, 2005 and 2004 was $19,508,027 and $4,228,177, respectively.
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
      The purchase price under Guru Denim’s factoring agreement with FCC was the net invoice amount. Guru Denim, Inc. was required to pay interest on advances or other charges to its account by FCC, at a rate of 5.75% per annum or 1% above First Capital’s prime rate. We used FCC for credit administration and cash flow purposes. Under the factoring agreement, FCC purchased substantially all domestic trade accounts receivable and assumed most of the credit risks with respect to such accounts for a factoring charge equal to 0.70% of the gross invoice amount of each account receivable, subject to a minimum charge of $3.00 per invoice or credit memo, and a minimum factoring charge per month of $2,000.
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
      Jeffrey Lubell and Kimberly Lubell, our Vice President and Design Director for Women’s Products, had jointly and severally guaranteed repayment by Guru Denim of up to $300,000 of any sums due to Merchant Factors Corp. under, and the performance by Guru Denim of its obligations under, this factoring agreement.
      On July 1, 2005 we agreed to extend the duration of its factor agreement with Merchant Factors Corp. to December 31, 2006 and Merchant Factors Corp. agreed to a change in the fees. Under the revised factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.70% (down from 0.75%) of the gross invoice amount of each account receivable and agreed to advance funds at a rate of prime plus 0.5% (down from 1.0%). In addition, the guarantee by Jeffrey and Kymberly Lubell has been cancelled.
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
New Accounting Pronouncements
      In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment,” or SAB 107, which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” or FIN 47. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. We will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.
      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on their financial position, results of operations and cash flows.

      On June 15-16, 2005 the Emerging Issue Task Force meeting discussed Effect of a Liquidated Damages Clause on a Free standing Financial Instrument Subject to EITF 05-04 Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Task Force further discussed (a) whether a registration rights penalty meets the definition of a derivative and (b) whether the registration rights agreement and the financial instrument to which it pertains should be considered as a combined freestanding instrument or as separate freestanding instruments. Additionally, some Task Force members expressed a preference for evaluating a liquidated damages provision based on the probable amount that the issuer would pay rather than the maximum amount. The Task Force was not asked to reach a consensus on this Issue. The Task Force asked the FASB staff to obtain additional information about how entities currently evaluate and account for registration rights agreements in practice. Additionally, the Task Force asked the FASB staff to analyze registration rights penalties in comparison with other penalties that do not meet the definition of a derivative. Further discussion is expected at a future meeting.
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
      In December 2004 the FASB issued two Staff Positions — FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected us as it does not participate in the related activities.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities filing as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. We have evaluated the impact of the adoption of SFAS 123(R), and believe the impact will be significant to our overall results of operations or financial position.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140
      The FASB has issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The FASB believes the issuance of Statement 155 provides for the following:

•	clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

•	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

•	amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
      The provisions of Statement 155 nullify Derivatives Implementation Group (DIG) Issue C4, “Interest-Only and Principal-Only Strips,” and amends DIG Issues B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor,” and D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” A reference to Statement 155 will also be made in several other DIG issues even though the guidance in those DIG issues has not been nullified or partially nullified.
      Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.
Subsequent Events
      We have appointed a new transfer agent, American Stock Transfer and Trust Company, as of April 1, 2006.

Item 7.	FINANCIAL STATEMENTS
      Our audited financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 follow Item 14, beginning at page F-1.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

Item 8A.	CONTROLS AND PROCEDURES
      Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president, secretary and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
      We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
      As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and our company’s principal financial officer. Based upon that evaluation, our company’s management had concluded at December 31, 2005 that there was a material weakness in our company’s disclosure controls and procedures effective as of the end of the period covered by that report. The material weakness that our management had identified appears to be due to a lack of qualified personnel to work with our principal financial officer in accumulating and communicating information to our management in time to ensure timely disclosure as required by the securities laws. This weakness is due, in large part, to our rapid growth over the year ended December 31, 2005 and to date without a corresponding increase in personnel to address the additional workload. We have taken the following steps at this time:

•	expanded the size of the board of directors to seven to include four independent directors on May 26, 2005;

•	formed an audit committee and adopted a written charter for such committee pursuant to the rules of Nasdaq;

•	formed a compensation committee and adopted a written charter for such committee pursuant to the rules of Nasdaq;

•	formed a nominating and governance committee and adopted a written charter for such committee pursuant to the rules of Nasdaq;

•	adopted a Statement of Policy to Directors, Officers and Employees Concerning Securities Trading (insider trading policy);

•	adopted Corporate Governance Guidelines pursuant to the rules of Nasdaq that govern, among other things, board member qualifications, responsibilities, compensation, management succession and board self evaluation;

•	adopted a Corporate Code of Conduct for all directors, executive officers and employees, which conforms to Nasdaq listing requirements, federal securities laws and SEC regulations;

•	adopted a Director Code of Conduct;

•	adopted a Fraud Policy, which applies to any fraud, or suspected fraud, involving employees as well as stockholders, consultants, vendors, contractors, outside agencies and any other parties with a business relation with us; and

•	hired a qualified executive assistant on a full-time basis to assist its principal financial officer in performing his duties.
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
      All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held	Age	or Appointed

Jeffrey Lubell	Chief Executive Office, President and Director	50	June 24, 2003
Kymberly Lubell	Vice President, Women’s Design and Director	39	July 4, 2003
Charles A. Lesser	Chief Financial Officer	59	September 1, 2003
Mark Saltzman	Chief Operating Officer	57	July 4, 2003
Joseph Coulombe	Director	75	May 26, 2005
G. Louis Graziadio, III	Director	55	May 26, 2005
Robert L. Harris, II	Director	46	May 26, 2005
Mark S. Maron	Director	49	May 26, 2005
Business Experience
      The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which s/he was employed.
      Jeffrey Lubell has been a Director and our Chief Executive Officer and President since June 2003. Mr. Lubell is also President of our wholly owned subsidiary company, Guru Denim, Inc., a company founded by Mr. Lubell in November 2002. From 2001 to May, 2002, Mr. Lubell was the President and Creative Director (Men’s) of Hippie Jeans based in Commerce, California, where Mr. Lubell was responsible for creative design concepts and establishing and managing the company’s presence at national and regional trade shows. From 1998 to 2001, Mr. Lubell was the Vice President and Creative Director of Jefri Jeans & Bella Dahl based in Los Angeles, California. From 1978 to 1998, Mr. Lubell was the President and CEO of Jeffrey Lubell Textiles, based in Los Angeles, California, a textile design and distribution firm that Mr. Lubell founded.

      Kymberly Lubell has been a Director since July 2003. Mrs. Lubell was also our Secretary from July 2003 until May 2005. Mrs. Lubell has also been a vice president of our company since January 2005 and the design director for women’s products for Guru Denim, Inc. since January 2004. From 2002 to 2003, Mrs. Lubell was employed by LEI/ Jones Apparel Group of Commerce, California where she was responsible for creative design. In 2002, Mrs. Lubell was a creative designer for Laundry by Liz Claiborne of Commerce, California. From 2001 to 2002, Mrs. Lubell was the Vice President and Creative Director (Women’s) of Hippie Jeans/ Azteca Productions, based in Commerce, California. From 1998 to 2001, Mrs. Lubell was the President and Creative Director of Bella Dahl and Jefri Jeans of Los Angeles, California and from 1986 to 1994, Mrs. Lubell was the owner and designer of I Like This of Los Angeles, California.
      Charles A. Lesser became the Chief Financial Officer of our company and of our wholly owned subsidiary, Guru Denim Inc. on September 1, 2003. Mr. Lesser was Acting President and a Director of Alpha Virtual Inc., a software development company listed on the OTCBB from March, 2003. From 1997 until 2002, Mr. Lesser was Chief Financial Officer and a Director of CBCom, Inc., an internet service provider whose common shares were quoted on the OTCBB. Mr. Lesser holds a B.A. degree from the University of Pittsburgh and a M.B.A. degree from the University of the Witwatersrand.
      Mark Saltzman became a Director of our company on July 4, 2003 and our Chief Operating Officer on August 30, 2004. Mr. Saltzman resigned as a Director of our company on May 26, 2005. Mr. Saltzman was Operations Director of Joie, a manufacturer of women’s apparel since June 2003. From 2002 to June 2003, Mr. Saltzman has been a consultant for Consulting Services Group, a Manhattan Beach, California firm that provides on site consulting services for wholesale apparel, specializing in sales training, management, operations, planning, licensing, merchandising and marketing. From 1997 to 2001, Mr. Saltzman was the Vice President of Sales and Operations for Strategic Partners, Inc. of Los Angeles, California where he was responsible for hiring, training and managing the national sales force. From 1975 to 1995, Mr. Saltzman held various senior officer positions with numerous different apparel companies in the western United States.
      Joseph Coulombe has been a Director since May 26, 2005. Mr. Coulombe has been engaged in independent management consulting since April 1995. Previously, he was employed in an executive capacity by several retailing and grocery businesses, and as an independent business consultant. From February 1995 to April 1995, Mr. Coulombe served as President and Chief Executive Officer of Sport Chalet, Inc., a sporting goods retailer. From February 1994 to January 1995, Mr. Coulombe served as Chief Executive Officer of Provigo Corp., a wholesale and retail grocer. Mr. Coulombe is the founder of Trader Joe’s, a specialty food grocery chain, and served as its Chief Executive Officer from 1957 to 1989. Mr. Coulombe also serves as a member of the Board of Directors of Cost Plus, Inc.
      G. Louis Graziadio, III has been a Director since May 26, 2005. Mr. Graziadio has served as President of Second Southern Corp. since 1990. Second Southern is the managing partner of Ginarra Partners, L.L.C., a California company engaged in a wide range of investment activities and business ventures. He has also served as Chairman and Chief Executive Officer of Boss Holdings, Inc., which operates primarily in the work gloves and protective wear business, since 1996. Mr. Graziadio also serves as a member of the Board of Directors of Acacia Research Corporation and is a director nominee of Belvedere Trust Mortgage Corporation.
      Robert L. Harris, II has been a Director since May 26, 2005. Mr. Harris has served as President of Acacia Research Corporation since July 2000 and as a director since April 2000. Acacia Research is the holding company of two businesses, Acacia Technologies, which develops and licenses intellectual property to the electronics and media industries, and CombiMatrix Corporation, which develops and licenses technology for the life sciences industry. Mr. Harris was previously the President and Director of Entertainment Properties Trust from 1997 to July 2000. Mr. Harris also serves as a member of the Board of Directors of Peoples Choice Home Loan, Inc.
      Mark S. Maron has been a Director since May 26, 2005. Mr. Maron has served as a Managing Director of investment banking in the Los Angeles office of Lehman Brothers, Inc. since 2000. Previously, Mr. Maron was with Credit Suisse First Boston Corporation from 1983 to 2000 where he was responsible for managing the firm’s western region investment banking effort and coverage of CSFB’s financial institutions in the western United States.

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
Involvement in Certain Legal Proceedings
      Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

(1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, except that Kymberly Lubell was President and Jeffrey Lubell was Vice President of Bella Dahl, Inc. a manufacturer of men’s and women’s apparel, until December 2001. In April 2002, Bella Dahl, Inc., under financial duress, filed a bankruptcy petition under Chapter 7 of the United States Bankruptcy Code;

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
Committees
      The board of directors currently has three standing committees: the audit committee, the compensation committee and the governance and nominating committee.
      Audit Committee. The audit committee currently consists of Joseph Coulombe (Chairman), G. Louis Graziadio, III and Robert L. Harris II, each of whom is an “independent” as defined in the NASDAQ Marketplace Rules. The board of directors has determined that Mr. Coulombe meets the SEC’s definition of “audit committee financial expert” based on his prior experience as a partner of a major public accounting firm.
      The audit committee reviews our financial reporting process and the integrity of our financial statements, the system of internal controls, the internal and external audit process, and the process for monitoring compliance with laws and regulations.
      Compensation Committee. The compensation committee currently consists of Mark S. Maron (Chairman), G. Louis Graziadio III, and Robert L. Harris II each of whom is an “independent director.” The Compensation Committee’s responsibilities include (i) determining the salary and bonus of corporate officers, including the Chief Executive Officer, and (ii) acting as administrator to our stock incentive plans, and exercising the authority conferred by the board concerning such plans.
      Governance and Nominating Committee. The governance and nominating committee currently consists of Robert L. Harris II (Chairman), G. Louis Graziadio, III and Mark S. Maron, each of whom is an “independent” as defined in the NASDAQ Marketplace Rules. The governance and nominating committee oversees director nominations and the corporate governance function as well as administers the Corporate Code of Conduct.

Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock, or Reporting Persons, to file reports of ownership and changes in ownership of our common stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received or written representations from the Reporting Persons, we believe that (i) during the fiscal year ended December 31, 2005 all Reporting Persons complied with these filing requirements on a timely basis other than Jeffrey Lubell’s late filing of a Form 4 on July 6, 2005 involving one transaction and (ii) Mark Saltzman’s late filing of Form 4 on March 30, 2005 covering 21 transactions (which were previously reported in our Form 10-KSB for 2004) and a Form 4 on September 14, 2005 involving three transactions.
Code of Ethics
      We have adopted a code of ethics entitled “True Religion Apparel, Inc. Code of Business Conduct” which applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and all persons performing similar functions. In addition, all employees must certify compliance with the Code of Business Conduct on an annual basis. Our Code of Business Conduct was filed as an exhibit to our “2005 Proxy Statement for Annual Meeting of Stockholders to be Held August 18, 2005.”
      The Audit Committee has reviewed and approved policies and procedures for (a) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (b) the confidential and anonymous submission by our employees, of concerns regarding questionable accounting or auditing matters. These procedures are described in our Code of Business Conduct.
      Our Code of Business Conduct and Ethics is filed herewith with the SEC as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: True Religion Apparel, Inc., 1525 Rio Vista Avenue, Los Angeles, California 90035.

Item 10.	EXECUTIVE COMPENSATION.
      The following table summarizes the compensation of our Chief Executive Officer and other officers and directors who received annual compensation in excess of $100,000 during the years ended December 31, 2005, December 31, 2004 and December 31, 2003. For the year ended December 31, 2005, named executive officers and directors include Jeffrey Lubell, Kymberly Lubell, Charles Lesser and Mark Saltzman. No other officers or directors received annual compensation in excess of $100,000 during the years ended December 31, 2005 and December 31, 2004.
SUMMARY COMPENSATION TABLE

		Annual Compensation					Long Term Compensation

							Awards		Payouts

							Securities	Restricted
							Underlying	Shares or
						Other Annual	Options/	Restricted	LTIP
		Salary		Bonus		Compensation	SARs	Share	Payouts	All Other
Name and Principal Position	Year	($)		($)		($)	Granted	Units	($)	Compensation

Jeffrey Lubell	2005	$400,000		$1,501,962		—	—	—	—	—
President and CEO(2)	2004	$180,000		$798,777		—	1,150,000	200,000	—	—
	2003	$90,000		$61,000	(3)	—	—	—	—	—
Charles A. Lesser	2005	$182,000		$100,000		$15,600	—	—	—	—
Chief Financial Officer	2004	$130,000		$50,000		$7,800	200,000	50,000	—	—
	2003	$41,600	(4)	—		—	450,000	—	—	—
Kymberly Lubell	2005	$250,000		$100,000		—	—	—	—	—
VP, Women’s Design	2004	$147,115		$50,000		—	250,000	—	—	—
	2003	N/A		—		N/A	N/A	N/A	N/A	—
Mark Saltzman	2005	$185,000		$35,000		$15,600	—	—	—	—
Chief Operations Officer	2004	$60,480		$25,364		$4,708	200,000	—	—	—
	2003	N/A		N/A		N/A	N/A	N/A	N/A	N/A

(1)	The value of perquisites and other personal benefits, securities and property for the executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	Jeffrey Lubell became our President and CEO on June 24, 2003.

(3)	Jeffrey Lubell receives 1.5% of sales less returns and financing costs as an incentive bonus, plus an annual salary of $400,000.

(4)	The number shown for 2003 is prorated to reflect that Mr. Lesser was appointed as our CFO on September 1, 2003.

(5)	Kymberly Lubell receives an annual salary of $250,000. Ms. Lubell joined our company in January, 2004.

(6)	Mark Saltzman receives an annual salary of $185,000. Mr. Saltzman became our subsidiary’s chief operating officer on August 30, 2004.
Employment Contracts and Termination of Employment and Change in Control Arrangements

Jeffrey Lubell
      Effective January 4, 2006, we entered into an Employment Agreement, or the CEO Agreement, with Jeffrey Lubell, pursuant to which Mr. Lubell will serve as our Chief Executive Officer. The initial term of the CEO Agreement is three years, subject to annual renewals thereafter, and the CEO Agreement provides that Mr. Lubell’s base salary will be $500,000 per year, subject to increase in the sole discretion of our compensation committee.
      Pursuant to the CEO Agreement, Mr. Lubell will be eligible to earn an annual performance bonus in 2006 based on our earnings before interest and taxes and is calculated as net income plus interest expense plus tax expense, or EBIT. If EBIT is between $36.8 million and $46 million, Mr. Lubell will receive an amount interpolated between 2% and 4% of EBIT. If EBIT is more than $46 million, Mr. Lubell will receive an amount equal to 4% of EBIT. If EBIT is less than $36.8 million, no bonus will be paid. The maximum amount of bonus payable will be $5 million. The amount of bonus and target performance goals in future years shall be determined by our compensation committee.
      Pursuant to the terms of the CEO Agreement, Mr. Lubell has been granted a restricted stock grant of 130,000 shares of our common stock. The shares vest one-fourth upon the date of grant, one-half on the first anniversary of the grant and one-fourth on the second anniversary of the grant. The CEO Agreement provides that if we terminates Mr. Lubell’s employment without Cause or if Mr. Lubell terminates his employment for Good Reason (each as defined in the CEO Agreement) Mr. Lubell will receive (i) a severance amount of one and one-half times Mr. Lubell’s base salary in effect on the date of termination and the average annual bonus received by Mr. Lubell for the two complete fiscal years prior to the termination date and (ii) any options or other equity grants received by Mr. Lubell will vest an additional twelve months. In addition, if we terminate Mr. Lubell’s employment without Cause or if Mr. Lubell terminates his employment for Good Reason during the one year period following a Change in Control (as defined in the CEO Agreement), he would be entitled to receive severance equal to three times the aggregate of his base salary in effect on the date of termination and the average annual bonus received by Mr. Lubell for the two complete fiscal years prior to the termination date, and all stock options, restricted stock and other equity awards would vest in full. The CEO Agreement also provides that Mr. Lubell will be entitled to receive an additional payment equal to the cumulative amount of any Excise Tax should any Payment be subject to an Excise Tax (each as defined in the CEO Agreement).
      Mr. Lubell’s prior Employment Agreement dated June 20, 2003 and amended as of January 1, 2005 was terminated by the CEO Agreement.

Charles A. Lesser
      Effective January 4, 2006, we entered into an Employment Agreement, or the CFO Agreement, with Charles A. Lesser, pursuant to which Mr. Lesser will serve as our Chief Financial Officer. The initial term of the CFO Agreement is three years, subject to annual renewals thereafter, and the CFO Agreement provides that Mr. Lesser’s base salary will be $250,000 per year, subject to increase in the discretion of our compensation committee or full Board of Directors.
      Pursuant to the CFO Agreement, Mr. Lesser will be eligible to earn an annual performance bonus in 2006 based on EBIT. If EBIT is between $36.8 million and $69 million, Mr. Lesser will receive an amount interpolated between 22.5% and 135% of his base salary. If EBIT is more than $69 million, Mr. Lesser will receive a maximum bonus of $337,500. If EBIT is less than $36.8 million, no bonus will be paid. The amount of bonus and target performance goals in future years will be determined by our compensation committee.
      Pursuant to the terms of the CFO Agreement, Mr. Lesser has been granted a restricted stock grant of 60,000 shares of our common stock. The shares vest one-fourth upon the date of grant, one-half on the first anniversary of the grant and one-fourth on the second anniversary of the grant. The CFO Agreement provides that if we terminate Mr. Lesser’s employment without Cause or if Mr. Lesser terminates his employment for Good Reason (each as defined in the CFO Agreement) Mr. Lesser will receive (i) a severance amount of one and one-half times Mr. Lesser’s base salary in effect on the date of termination and the average annual bonus received by Mr. Lesser for the two complete fiscal years prior to the termination date and (ii) any options or other equity grants received by Mr. Lesser will vest an additional twelve months. In addition, if we terminate Mr. Lesser’s employment without Cause or if Mr. Lesser terminates his employment for Good Reason during the one year period following a Change in Control (as defined in the CFO Agreement), he would be entitled to receive severance equal to three times the aggregate of his base salary in effect on the date of termination and the average annual bonus received by Mr. Lesser for the two complete fiscal years prior to the termination date, and all stock options, restricted stock and other equity awards would vest in full. The CFO Agreement also provides that Mr. Lesser will be entitled to receive an additional payment equal to the cumulative amount of any Excise Tax should any Payment be subject to an Excise Tax (each as defined in the CFO Agreement).

Kymberly Lubell
      Effective January 4, 2006, we entered into an Employment Agreement, or the VP Agreement, with Kymberly Lubell, pursuant to which Ms. Lubell will serve as our Vice President, Women’s Design. The initial term of the VP Agreement is three years, subject to annual renewals thereafter, and the VP Agreement provides that Ms. Lubell’s base salary will be $300,000 per year, subject to increase in the discretion of our compensation committee or full Board of Directors.
      Pursuant to the VP Agreement, Ms. Lubell will be eligible to earn an annual performance bonus in 2006 based on EBIT. If EBIT is between $36.8 million and $69 million, Ms. Lubell will receive an amount interpolated between 27.5% and 165% of her base salary. If EBIT is more than $69 million, Ms. Lubell will receive a maximum bonus of $495,000. If EBIT is less than $36.8 million, no bonus will be paid. The amount of bonus and target performance goals in future years will be determined by our compensation committee.
      Pursuant to the terms of the VP Agreement, Ms. Lubell has been granted a restricted stock grant of 65,000 shares of our common stock. The shares vest one-fourth upon the date of grant, one-half on the first anniversary of the grant and one-fourth on the second anniversary of the grant. The VP Agreement provides that if we terminate Ms. Lubell’s employment without Cause or if Ms. Lubell terminates her employment for Good Reason (each as defined in the VP Agreement) Ms. Lubell will receive (i) a severance amount of one and one-half times Ms. Lubell’s base salary in effect on the date of termination and the average annual bonus received by Ms. Lubell for the two complete fiscal years prior to the termination date and (ii) any options or other equity grants received by Ms. Lubell will vest an additional twelve months. In addition, if we terminate Ms. Lubell’s employment without Cause or if Ms. Lubell terminates her employment for Good Reason during the one year period following a Change in Control (as defined in the VP Agreement), she would be entitled to receive severance equal to three times the aggregate of his base salary in effect on the date of termination and the average annual bonus received by Ms. Lubell for the two complete fiscal years prior to the termination date, and all stock options, restricted stock and other equity awards would vest in full. The VP Agreement also provides that Ms. Lubell will be entitled to receive an additional payment equal to the cumulative amount of any Excise Tax should any Payment be subject to an Excise Tax (each as defined in the VP Agreement).
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
Stock Incentive Plan
      On June 16, 2005, our Board of Directors approved the True Religion Apparel, Inc. 2005 Stock Incentive Plan, or 2005 Incentive Plan. The Board of Directors believes that the 2005 Incentive Plan will benefit us and our stockholders by providing incentive based compensation and will encourage officers, directors, consultants and our other key employees to attain high performance and encourage stock ownership in our company. We had two stock-based incentive programs, the 2004 Option Plan, and the 2004 Equity Plan. We collectively refer to the 2004 Option Plan and the 2004 Equity Plan as the “prior plans.” The 2005 Incentive Plan is intended to amend and restate our prior plans and serve as the successor program to the prior plans. An additional 1,211,723 shares was reserved under the 2005 Incentive Plan.
      As of December 31, 2005, 2,688,277 shares of our common stock were available for issuance under the plan, and options to purchase 1,358,664 of these shares were outstanding. Since the inception of the prior plans, 1,098,335 shares of common stock have been issued upon the exercise of options granted under the prior plans at an average exercise price per share of $0.79.
Equity Compensation Plan Information
      The following table provides information as of December 31, 2005 with respect to our common shares issuable under our 2005 Stock Incentive Plan:

	(a)	(b)	(c)

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to be	Weighted-	Under Equity
	Issued Upon	Average Exercise	Compensation
	Exercise of	Price of	Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))

Equity compensation plans approved by security holders	1,358,664	$1.46	2,688,277
Equity compensation plans not approved by security holders(1)	N/A	N/A	N/A

Total	1,358,664	$1.46

(1)	We have not authorized the issuance of equity securities under any plan not approved by security holders.
Option/ SAR Grants
      During the year ending December 31, 2005 there were no grants of options or grant of restricted stock to executive officers or employees.
Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values
      The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during fiscal year ending December 31, 2005, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by stock options as of December 31, 2005, and the value of “in-the-money” stock options, which represents the difference between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2005.

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the-
			Options at December 31,		Money Options at
	Shares	Value	2005(#)		December 31, 2005($)(2)
	Acquired on	Realized
Name	Exercise(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Jeffrey Lubell	316,667	4,259,171	449,999	383,334	6,929,985	15,903,344
Kymberly Lubell	83,333	1,120,829	83,333	83,333	1,283,328	1,283,328
Charles A. Lesser	450,000	5,844,250	33,333	166,667	513,328	2,566,672
Mark Saltzman	133,334	1,285,330	—	66,667	—	1,026,672

(1)	The value realized upon the exercise of stock options represents the positive spread between the exercise price of stock options and the fair market value of the shares subject to such options on the exercise date.

(2)	The value of “in-the-money” stock options represents the positive spread between the exercise price of options and the fair market value of the underlying shares subject to those options on December 31, 2005.

Directors’ Compensation
      Beginning May 26, 2005 each independent director receives annual director’s compensation in the amount of $35,000 per annum. In addition, our directors are compensated $1,000 for each in-person meeting and $500 for each telephonic board or committee meeting. On May 26, 2005, each director was granted 6,000 restricted shares of our common stock vesting 50% on August 18, 2005 and 50% on May 25, 2006. On January 4, 2006, each independent director was granted 6,000 restricted shares of our common stock vesting 50% on January 4, 2007 and 50% on January 4, 2008.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Principal Stockholders
      The following table sets forth, as of March 25, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature
	of Beneficial	Percentage of
Name and Address of Beneficial Owner(1)	Ownership	Class(2)

Directors and Executive Officers
Jeffrey Lubell(3)	8,574,334	37.6%
Kymberly Lubell(4)	8,142,666	36.3%
Charles A. Lesser(5)	452,500	2.0%
Mark Saltzman	—	*
Joseph Coulombe	13,000	*
G. Louis Graziadio, III	27,000	*
Robert L. Harris II	13,000	*
Mark S. Maron	14,000	*
All Directors and Executive Officers as a Group (8 Persons)	9,242,167	40.3%

*	Less than 1%

(1)	Each of our directors and executive officers may be reached at 1525 Rio Vista Avenue, Los Angeles, California 90023, telephone (323) 266-3072.

(2)	Based on 22,359,948 shares of common stock outstanding as of March 25, 2005. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Jeffrey Lubell holds 7,994,333 shares of common stock as part of the Lubell Family Trust along with Kymberly Lubell. Mr. Lubell holds 316,667 options to purchase shares of our common stock granted on July 22, 2004 that are currently exercisable or exercisable within 60 days plus 133,334 options to purchase shares of our common stock granted on December 14, 2004 that are currently exercisable within 60 days.

(4)	Kymberly Lubell holds 7,994,333 shares of common stock as part of the Lubell Family Trust along with Jeffrey Lubell. Ms. Lubell holds 83,333 options to purchase shares of our common stock granted on July 22, 2004 that are currently exercisable or exercisable within 60 days.

(5)	Charles Lesser holds 427,500 shares of common stock plus 25,000 options to purchase shares of our common stock granted on July 19, 2003 that are currently exercisable or exercisable within 60 days.
Changes in Control
      We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13.	EXHIBITS
      The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated August 18, 2005, by and between the Registrant and True Religion Apparel, Inc., a Nevada corporation and the Registrant’s predecessor in interest (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005)
3.1	Certificate of Incorporation (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005)
3.2	Bylaws (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005)
4.1	Specimen Common Stock Certificate (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005)
10.1	Settlement Agreement and Mutual General Release with The Indigo Group USA and Jeremy Lew (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)
10.2	Manufacturer’s Agreement with The Indigo Group, USA (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)
10.3	Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim Inc. (incorporated by reference from our Form 10-KSB/ A filed on April 6, 2005)
10.4	True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed on July 22, 2005).*
10.5	Letter dated July 1, 2005 amending the terms of the Discount Factoring Agreement between Merchant Factors Corp. and Guru Denim, Inc. (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005)
10.6	Standard Single-Tenant Sublease dated July 1, 2005 between L.A. Fabric Imports, Inc. and Guru Denim, Inc. for 1557 Rio Vista Ave. Los Angeles, California (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005)
10.7	Form of Indemnification Agreement between True Religion Apparel, Inc. and its officers and directors (incorporated by reference from our Form 10-Q Quarterly Report, filed November 14, 2005)
10.8	Employment Agreement by and between True Religion Apparel, Inc. and Jeffrey Lubell dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed on January 10, 2006).*
10.9	Employment Agreement by and between True Religion Apparel, Inc. and Charles Lesser dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed on January 10, 2006).*

Exhibit
Number	Description

10.10	Employment Agreement by and between True Religion Apparel, Inc. and Kymberly Lubell dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed on January 10, 2006).*
10.11	Lease Agreement by and among True Religion Apparel, Inc., Guru Denim, Inc. and Rio Vista Industrial Investments, LLC dated May 28, 2004
10.12	Settlement Agreement and General Release by and between True Religion Apparel, Inc. and Joseph Canouse dated March 21, 2006
14.1	Code of Ethics
21.1	Subsidiaries of the Registrant
23.1	Consent of Stonefield Josephson Inc.
31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Related Fees
      The following table presents fees for professional audit services rendered by Stonefield Josephson, Inc. for the audit of our company’s annual financial statements for the years ended December 31, 2005 and December 31, 2004, and fees billed for other services rendered by Stonefield Josephson, Inc. and Gumbiner Savett, Inc. during 2004 and 2005.

	2005	2004

Audit fees	$144,319	$53,324
Audit-related fees	—	$144
Tax fees	$15,452	$8,020
Other fees	$21,967	—

Total:	$181,738	$61,488

Pre-approval Policies and Procedures
      Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the specific service or category of service and is generally subject to a specific budget. The independent auditor and management are required to periodically communicate to our audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.

By:	/s/ Jeffrey Lubell

Jeffrey Lubell, President, CEO, and Director
(Principal Executive Officer)

Date: March 31, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Lubell Jeffrey Lubell	Chairman of the Board, President and Chief Executive Officer (Principal Chief Executive)	March 31, 2006

/s/ Charles A. Lesser Charles A. Lesser	Chief Financial Officer (Principal Accounting Officer)	March 31, 2006

/s/ Kymberly Lubell Kymberly Lubell	Vice President and Director	March 31, 2006

/s/ Joseph H. Coulombe Joseph H. Coulombe	Director	March 31, 2006

/s/ G. Louis Graziadio, III G. Louis Graziadio, III	Director	March 31, 2006

/s/ Robert L. Harris, II Robert L. Harris, II	Director	March 31, 2006

/s/ Mark S. Maron Mark S. Maron	Director	March 31, 2006

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
True Religion Apparel Inc. and Subsidiary
Los Angeles, California
      We have audited the accompanying consolidated balance sheets of True Religion Apparel Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of True Religion Apparel Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of their consolidated operations and their consolidated cash flows for the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
March 16, 2006 (except for Note 13 which is as of March 21, 2006)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash	$9,436,632	$2,946,058
Marketable Securities	5,970,486	—
Accounts receivable, net of allowance of $478,719 and $191,527, respectively	7,795,524	2,384,996
Due from factor, net of chargebacks and other deductions (Note 2)	6,722,496	3,971,429
Advances to vendor	310,000	—
Inventory	10,052,748	3,325,665
Deferred tax asset	1,989,000	228,654
Stock subscription receivable	68,080	—
Prepaid expenses and other current assets	409,985	61,892

Total current assets	42,754,951	12,918,694
Property and equipment, net of accumulated depreciation and amortization	982,672	445,519
Deposits and other assets	254,068	52,776

TOTAL ASSETS	$43,991,691	$13,416,989

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued expenses	$6,723,701	$2,798,526
Accrued payroll, vacation and bonus expense	157,220	—
Accrued customer credits	91,000	270,000
Accrued incentive compensation-officer	355,321	248,272
Income taxes payable	1,237,443	2,476,933

Total current liabilities	8,564,685	5,793,731
Deferred tax liability	134,000	81,195

Total liabilities	8,698,685	5,874,926
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity:
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, 0 issued and outstanding, respectively	—	—
Common Stock, $.0001 par value, 80,000,000 shares authorized, 22,207,865 issued and outstanding (December 31, 2005), and 1,200,000,000 shares authorized, 20,964,570 issued and outstanding, respectively	22,217	20,974
Additional paid in capital	11,721,099	4,483,457
Deferred compensation	(151,875)	(1,155,906)
Retained earnings	23,701,565	4,193,538

Total Stockholders’ Equity	35,293,006	7,542,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,991,691	$13,416,989

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005 and 2004

	Year Ended December 31,

	2005	2004

Net Sales	$102,572,446	$27,667,418
Cost of Sales	49,964,420	14,513,337

Gross Profit	52,608,025	13,154,081

Costs and Expenses:
Selling and shipping	9,587,730	3,433,353
General and administrative	8,938,170	2,868,870
General and Administrative — Retail operations	60,624	—

	18,586,524	6,302,223

Net Income from Operations	34,021,501	6,851,858

Other Income/Expense:
Interest Income (net of $35,052 of interest expense)	(30,197)	—
Gain on Marketable Securities — Realized	(9,903)	—
Gain on Marketable Securities — Unrealized	(13,426)
Gain on legal settlement	(64,000)
Other Income	(42,000)	—
Legal Settlement (Note 10)	2,204,000	125,000

	2,044,474	125,000

Income before Provision for Income Taxes	31,977,027	6,726,858
Provision for Income Taxes	12,469,000	2,498,681

Net income	$19,508,027	$4,228,177

Net Income per share — Basic	$0.90	$0.21

Net Income per share — Diluted	$0.84	$0.20

Weighted average shares outstanding — Basic	21,674,000	19,950,000

Weighted average shares outstanding — Diluted	23,179,500	20,771,000

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,508,027	$4,228,177
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	273,916	130,120
Depreciation and amortization	182,618	42,697
Deferred Taxes	(1,707,541)	(147,459)
Shares issued in lieu of a payable	1,250,000	—
Non-cash compensation expense	1,368,531	119,094
Common shares issued for services	48,500	42,320
Unrealized gain on marketable securities	(13,426)	—
Non cash warrant expense	—	46,100
Non cash stock option expense	—	24,900
Changes in assets and liabilities:
(Increase) Decrease in assets
Accounts Receivable	(5,684,443)	(1,827,939)
Due from Factor	(2,751,067)	(3,971,429)
Vendor Receivable	(310,000)	—
Inventory	(6,727,082)	(2,673,420)
Stock subscription receivable	(68,080)	—
Prepaid Expenses and other current assets	(348,093)	(61,892)
Deposits and other assets	168,862	(4,744)
Increase (Decrease) in liabilities
Accounts payable and accrued expenses	3,925,176	2,208,531
Accrued payroll, vacation and bonus expense	157,220	—
Accrued incentive compensation-officer	107,050	248,272
Accrued customer credits	(179,000)	270,000
Income taxes payable	3,466,510	2,630,516

Net cash provided by (used in) operating activities	12,329,954	1,303,844

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchase of marketable securities	(5,957,060)	—
Purchase of equipment and trademarks	(752,198)	(467,728)

Net cash provided by (used in) investing activities	(6,709,258)	(467,728)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	869,878	45,510
Proceeds from warrant exercise	—	1,000,000
Proceeds from Private Placements	—	1,000,000

Net cash provided by financing activities	869,878	2,045,510

Net increase in cash	6,490,574	2,881,626
Cash, beginning of year	$2,946,058	$64,432

Cash, end of year	$9,436,632	$2,946,058

Supplemental disclosure of cash flow information:
Interest Paid	$35,073	$0

Taxes Paid	$8,197,165	$8,626

Non-cash fair value of restricted common stock issued for services	$48,500	1,275,000

Non-cash fair value of restricted common stock issued for payable	1,250,000	0

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ending December 31, 2004 and December 31, 2005

	Common Stock		Additional		Net Income/
			Paid In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at December 31, 2003	18,825,133	$18,835	$898,185		$(34,639)	$882,381
Issuance of common stock for cash	900,000	900	999,100			1,000,000
Issuance of common stock for services	26,437	26	42,294			42,320
Issuance of common stock for cash upon exercise of warrants	900,000	900	999,100			1,000,000
Exercise of stock options	63,000	63	45,447			45,510
Expense related to modification of warrants			46,100			46,100
Issuance of options in exchange for services			24,900			24,900
Issuance of restricted stock for future services	250,000	250	1,274,750	(1,275,000)		—
Tax benefit arising from restricted stock issuance			153,581			153,581
Amortization of deferred compensation				119,094		119,094
Net Income for the year ended December 31, 2004					4,228,177	4,228,177

Balance at December 31, 2004	20,964,570	20,975	4,483,457	(1,155,906)	4,193,538	7,542,064

Recognition of deferred compensation				1,155,906		1,155,906
Issuance of common stock for services	14,285	14	9,986			10,000
Issuance of common stock for services	1,175	1	15,999			16,000
Issuance of common stock for services	2,500	3	22,497			22,500
Deferred compensation	27,000	27	364,473	(364,500)		—
Amortization of deferred compensation				212,625		212,625
Cash proceeds from stock options	1,098,335	1,097	868,787			869,884
Tax benefit arising from stock options			4,076,000			4,076,000
Tax benefit arising from restricted stock issuance			630,000			630,000
Issuance of common stock in lieu of payable	100,000	100	1,249,900			1,250,000
Net Income for the year ended December 31, 2005					19,508,027	19,508,027

Balance at December 31, 2005	22,207,865	22,217	11,721,099	(151,875)	23,701,565	35,293,006

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2005

NOTE 1 —	BASIS OF PRESENTATION
Description of our company:
      True Religion Apparel, Inc. designs, manufactures, markets and distributes high-fashion denim jeans and other apparel including skirts, shorts jackets, sweat suits, T-shirts and knitwear which are sold throughout the world. During the year ended December 31, 2005 United States sales were approximately 56% and foreign sales were approximately 44%. We consider our activities to be one business segment although we do have one retail store located in Manhattan Beach, California.

Reincorporation and Classes of Capital Stock
      On August 18, 2005, our stockholders approved a reincorporation proposal to change the state of incorporation of the Company from Nevada to Delaware. To accomplish the reincorporation, the board unanimously adopted an Agreement and Plan of Merger, or Merger Agreement, which provided for the merger of our Company into our a wholly owned subsidiary, True Religion Apparel (Delaware), Inc., which was formed pursuant to the Delaware General Corporation Law, for this purpose. Our name after the merger remains “True Religion Apparel, Inc.”
      Our authorized capital stock after merger consists of (i) 80,000,000 shares of common stock, par value $0.0001 per share, and (ii) 20,000,000 shares of preferred stock, par value $0.0001 per share, none of the preferred stock is issued or outstanding. The reincorporation proposal resulted in decreasing the authorized number of shares of capital stock from 1,200,000,000 shares to 100,000,000 shares.

Principles of Consolidation
      These consolidated financial statements include the accounts of True Religion and our wholly owned subsidiary Guru Denim, Inc. All material inter-company accounts have been eliminated in consolidation.

Comprehensive Income
      For the year ended December 31, 2005, comprehensive income consists only of net income and, therefore, a Statement of Other Comprehensive Income has not been included in these consolidated financial statements.

Fair Value of Financial Instruments
      For certain of our financial instruments, none of which are held for trading, including accounts receivable, factored receivables and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Use of Estimates
      The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an on-going basis, including those related to provisions for doubtful accounts, reserve for chargebacks, life and estimated value on property and equipment, inventories, valuation of stock, valuation of options, analysis of deferred tax asset and liabilities and provision for income taxes, commitments and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      We recognize revenue upon the delivery of its product to our customers. We expense shipping and handling costs as incurred and include the expense in cost of goods sold. Shipping costs recovered from customers are recorded as freight revenue and included in net sales. During the year ended December 31, 2005, we recognized an estimated $470,000 reserve for future chargebacks and other deductions for factored receivables and $478,719 of allowances for doubtful accounts on non-factored receivables.

Advertising
      We expense advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials when incurred. Advertising expense for the years ended December 31, 2005 and 2004 amounted to $146,131 and $76,137, respectively.

Cash and Cash Equivalents

Equivalents
      For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Balances
      We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

Reclassification
      Certain amounts from the year ended December 31, 2004 balance sheet have been reclassified to correspond to the year ended December 31, 2005.

Concentration of Credit Risk
      Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. We extend credit to customers located throughout North America, whose sales invoices have not been sold to our factor, based upon an evaluation of the customer’s financial condition and credit history with the exception of sales which we credit approve by the factor (Note 2). Our customers located outside of North America pay on a cash in advance basis. However, such credit risk is considered limited due to our large customer base. Our credit losses for the periods presented have not exceeded management’s estimates. Our Japanese distributor has accounted for approximately $29,309,000 of our net revenue. Our Japanese distributor provides checks for all shipments, and all of which has been subsequently collected through March 31, 2006.

Earnings Per Share
      The Company uses SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the yearly average number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2005 and 2004, the outstanding number of potentially dilutive common shares totaled approximately 1,505,500 and 2,474,000 shares, respectively.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS — (Continued)

Income Taxes
      In accordance with SFAS No. 109, “Accounting for Income Taxes”, income taxes are accounted for using the assets and liabilities approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

Inventory
      Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. Our inventory consists solely of finished goods. We continually evaluate our inventories by assessing slow moving current product. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory of our individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

Property and Equipment
      Property and equipment are stated at cost. Depreciation of equipment is provided for by the straight-line method over their estimated useful lives. Expenditures for repairs and maintenance are charged to operations as incurred, while renewals and betterments are capitalized.

Accounts Receivable
      We extend credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented are insignificant and have not significantly exceeded management’s estimates. The Company’s allowance for doubtful accounts is $478,719 at December 31, 2005.

Stock-Based Compensation
      SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. We have elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Black-Scholes method is based on the following assumptions: average risk free interest rate of 5% for 2005; dividend yield of 0% for each of the years ended 2005 and 2004; average volatility factor of the expected market price of our common stock of between 93% and 143% for 2004 and 2005; and an expected life of the options of 10 years for both years.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS — (Continued)
      If the Company had elected to recognize compensation expense to employees based upon the fair value at the grant date for awards under the 2005 Stock Incentive Plan consistent with the methodology prescribed by SFAS No. 123, our net income and income per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004

Net income attributable to common stockholders, as reported	$19,508,027	$4,228,177
APB 25 Expense
Stock compensation calculated under SFAS 123	(714,400)	(337,400)

Pro forma net income attributable to common stockholders	$18,793,627	$3,890,777

Net income per share available to common stockholders — basic and diluted
As reported-basic	$0.90	$0.21

As reported-diluted	$0.84	$0.20

Pro forma-basic	$0.87	$0.20

Pro forma-diluted	$0.81	$0.19

Changes in the status of options are summarized for the years ending December 31,

		Weighted		Weighted
	2005	Average Price	2004	Average Price

Outstanding at beginning of year	2,473,666	$1.16	465,000	$0.48
Granted	—	$	2,060,000	$1.31
Cancelled or expired	(16,667)	$0.77	(33,334)	$0.77
Exercised	(1,098,335)	$0.79	(18,000)	$0.53

Outstanding at end of year	1,358,664	$1.46	2,473,666	$1.16

Exercisable at the end of the year	638,278	$1.72	848,000	$1.16

Price range of options	$0.48-7.65		$0.48-7.65

Recent Accounting Pronouncements
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

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS — (Continued)
quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.
      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on their financial position, results of operations and cash flows.
      On June 15-16, 2005 the Emerging Issue Task Force meeting discussed Effect of a Liquidated Damages Clause on a Free standing Financial Instrument Subject to EITF 05-04 Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Task Force further discussed (a) whether a registration rights penalty meets the definition of a derivative and (b) whether the registration rights agreement and the financial instrument to which it pertains should be considered as a combined freestanding instrument or as separate freestanding instruments. Additionally, some Task Force members expressed a preference for evaluating a liquidated damages provision based on the probable amount that the issuer would pay rather than the maximum amount. The Task Force was not asked to reach a consensus on this Issue. The Task Force asked the FASB staff to obtain additional information about how entities currently evaluate and account for registration rights agreements in practice. Additionally, the Task Force asked the FASB staff to analyze registration rights penalties in comparison with other penalties that do not meet the definition of a derivative. Further discussion is expected at a future meeting.
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
      In December 2004 the FASB issued two Staff Positions — FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS — (Continued)
for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities filing as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes the impact will be significant to the Company’s overall results of operations or financial position.
SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140
      The FASB has issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The FASB believes the issuance of Statement 155 provides for the following:

•	clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

•	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

•	amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
      The provisions of Statement 155 nullify Derivatives Implementation Group (DIG) Issue C4, “Interest-Only and Principal-Only Strips,” and amends DIG Issues B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor,” and D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” A reference to Statement 155 will also be made in several other DIG issues even though the guidance in those DIG issues has not been nullified or partially nullified.
      Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.
NOTE 2 — DUE FROM FACTOR, NET OF CHARGEBACKS AND OTHER DEDUCTIONS
      The Company uses the factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.70% of the gross invoice amount of each account receivable. At December 31, 2006 items subject to recourse totaled approximately $106,000.
      The Company can draw advances from the factor based on a pre-determined percentage of accounts receivable sold. The Company is contingently liable to the factor for merchandise disputes and customer

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS — (Continued)
claims on receivables sold to the factor. The factor holds as security a lien over substantially all assets. The Company has extended the duration of its factoring agreement until December 31, 2006.
      Due from factor, net of advances, as presented in the balance sheet at December 31, 2005 and 2004, respectively is summarized below:

	December 31, 2005	December 31, 2004

Outstanding factored receivables	$6,397,179	$3,425,990
Matured Funds	20,666	27,311
Assignments in transit	989,953	593,128

	7,407,798	4,046,429
Funds advanced	(215,302)	—
Reserves for chargebacks and other deductions	(470,000)	(75,000)

Due from factor, net of chargebacks, other deductions and advances	$6,722,496	$3,971,429

NOTE 3 — INVENTORY
      Inventory at December 31, 2005 and 2004, respectively, consisted of the following:

	December 31, 2005	December 31, 2004

Finished Goods	$7,630,869	$3,168,466
Work-in-Progress	2,421,879	157,199
	$10,052,748	$3,325,665

NOTE 4 — PROPERTY AND EQUIPMENT
      A summary is as follows:

	December 31, 2005	December 31, 2004

Computers and other equipment	$464,029	$176,449
Furniture and Fixtures	64,293	45,376
Leasehold Improvements	422,659	38,005
Trade Show booths	250,228	229,723

Total Property and equipment	1,201,209	489,553
Less: Accumulated depreciation	218,537	44,034

	$982,672	$445,519

      Depreciation and amortization expense for the years ended December 31, 2005 and 2004 were $182,618 and $42,697, respectively.
NOTE 5 — ACCOUNTS PAYABLE-MAJOR VENDORS
      Purchases from two suppliers amounted to $39,125,000 for the year ended December 31, 2005. Included in accounts payable and accrued expenses is approximately $2,276,000 due to these suppliers. In addition, the Company paid approximately $5,085,000 of sales commissions to one vendor, of which approximately $1,306,000 is included in accounts payable and accrued expenses at December 31, 2005.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE 6 — ACCRUED INCENTIVE COMPENSATION-OFFICER
      As part of his employment agreement, the Chief Executive Officer earns incentive compensation equal to 1.5% of net sales minus returns and amounts written off for bad debts. For the year ended December 31, 2005 incentive compensation totaled $1,501,962, of which $355,321 is payable at December 31, 2005.
NOTE 7 — COMMON STOCK

The Year Ended December 31, 2004
      On January 15, 2004, the Company sold an aggregate of 900,000 units, at a price of $1.11 per unit for aggregate gross proceeds of $1,000,000 to two non-U.S. persons in offshore transactions relying on the exemptions from the registration requirements of the Securities Act of 1933 provided by Regulation S, promulgated thereunder. Each unit was comprised of one common share and one transferable share purchase warrant that entitles the holder to purchase one additional share at an exercise price of $1.11 per share on or before the earlier to occur of the date that is sixty (60) days following the date upon which our registration statement is declared effective by the SEC and January 15, 2006. The excess of the value of the modified warrants as compared to the original warrants was calculated according to paragraph 188 of FAS 123. The excess amount, which included the right to purchase 41,531 shares of the Company’s common, totaled $46,100, which has been recognized as a charge to operations.
      In the subscription agreement, we agreed to use our best efforts to file a registration statement, at our sole cost and expense, with the SEC on or before February 15, 2004, registering the units sold in this private placement and all of the common shares that we sold in the July 29, 2003 and June 16, 2003 private placements. We agreed to use our best efforts to cause the registration statement to be declared effective by the SEC by June 30, 2004. The registration statement was declared effective by the SEC on May 13, 2004.
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
      On June 21, 2004, we issued 5,000 shares of our common stock to a consultant for services valued at $5,000. These shares were registered with a Re-offer Prospectus on Form S-8 filed on October 7, 2004. On December 22, 2004 we issued an additional 2,000 shares to the same consultant for services valued at $2,000 which had also been registered on the same Form S-8. Both of these issuances related to an agreement in July, 2003; wherein the average price over the period of the services yielded the fair market value of $1.00 per share. On December 28, 2004 we issued 12, 857 shares at a fair market value of $0.70 per share to a consultant for services relating to an agreement for services on July 28, 2004 valued at $9,000. On December 30, 2004, we issued 6,580 to a contractor to the company in exchange for sales commissions of $26,320 due to the contractor on November 1, 2004. On November 1, 2004 the fair market value of our common stock was $4.00 per share.
      On April 22, 2004 the Company granted 45,000 non-qualified stock options at an exercise price of $0.80 per share, the fair market value of the Company’s common stock, to two contractors to the company. The options were exercised, the Company received the exercise price of $36,000 and 45,000 shares were issued to the two contractors on October 28, 2004. The Company uses the Black-Scholes fair value method for valuing options granted to non-employees and recorded a non-cash stock option expense in the amount $24,900, which has been recognized as a charge to operations.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS — (Continued)
      On December 10, 2004 and December 28, 2004 two employees exercised 1,000 and 2,000 employee stock options, respectively, granted under the 2004 Employee Stock Option Plan. The options were granted on July 22, 2004 at the fair market value of $0.77 and the Company received the exercise price of $2,310. On December, 21, 2004 a director of the Company exercised 15,000 non-qualified stock options granted on July 19, 2003 at a price of $0.48 for services as a director from July 1, 2003-June 30, 2004. The Company received the exercise price of $7,200 and issued the 15,000 shares which had been registered by a Re-offer Prospectus on Form S-8 with the SEC on October 8, 2004.
      On December 14, 2004, the Company issued 250,000 shares to two executives, accredited investors, under the 2004 Equity Incentive Plan for future services. Under a Stock Incentive Award and Escrow Agreement, these shares are restricted and are being held in escrow until June 14, 2005. If the executive left the employment of the Company prior to June 14, 2005, these shares would be forfeited and would be returned to the Company. The fair market value of the services are valued at $1,275,000. The Company’s common stock was valued at $5.10 per share on December 14, 2004. The value of the services is being recognized over a six month period and has been amortized on a straight-line basis. Amortization for the year ending December 31, 2004 is $119, 094.
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

The Year Ended December 31, 2005
      On December 14, 2004, the Company issued 250,000 shares to two officers, under the 2004 Equity Incentive Plan (the “Equity Incentive Plan”) for future services. Under a Stock Incentive Award and Escrow Agreement, these shares were held in escrow until June 14, 2005. The fair market value of the shares was valued at $1,275,000. The Company’s common stock was valued at $5.10 per share on December 14, 2004, which was the closing stock price on that day. The value of the services was recognized over a six month period and has been amortized on a straight-line basis. Amortization for the year ended December 31, 2005 is approximately $1,155,906 as $119,094 was recognized during the year ended December 31, 2004.
      On May 17, 2005 the Company issued 14,285 shares at a fair market value of $0.70 per share to a consultant that performed public relations services for our company pursuant to an agreement dated July 27, 2004. The services performed by this consultant were valued at $10,000. These shares were issued under the Company’s Equity Incentive Plan.
      On May 26, 2005, the Company granted 27,000 shares of common stock to four independent directors and a non-executive officer valued at $364,500. These shares were issued at the fair market value on the date issued of $13.50 per share. These shares were issued under the Company’s Equity Incentive Plan, which is in accordance with SFAS 123.
      On July 21, 2005 the Company issued 1,175 shares to a consultant that performed services for the Company during June and July 2005. The services performed by this consultant were valued at the average

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS — (Continued)
trading value in June and July of approximately $16,000, which is in accordance with SFAS 123. These shares were issued under the Company’s Equity Incentive Plan.
      On July 21, 2005 the Company issued 2,500 shares at a fair market value of $9.00 per share on the date of commitment to an employee of February 8, 2005 as part of an offer of employment. The shares were valued as of February 8, 2005 under APB 25 as the number of shares and price per share were known at the time the agreement was signed. The shares became available 90 days after the commencement of employment on February 28, 2005, and the value of $22,500 has been recorded as a compensation expense during the year ended December 31, 2005. These shares were issued under the Company’s Equity Incentive Plan.
      During the year ended December 31, 2005, the Company issued approximately 1,098,335 shares of its common stock pursuant to the grant of options to purchase common stock to officers, employees and consultants at an average exercise price of $0.79 for a total cash consideration of approximately $869,884.
      The Company received a tax benefit in the amount of $4,076,000 which has been credited to Additional Paid in Capital arising from the exercise by employees of 1,098,335 stock options during the twelve months ending December 31, 2005. The effect of these employee exercises creates taxable income for these employees and gives rise to a tax deduction for the Company totaling approximately $9,296,000 and generates a tax saving to the Company, at the Company’s combined tax rate of 43.84%, of approximately $4,076,000.
      The Company received a tax benefit in the amount of $630,000 which has been credited to Additional Paid in Capital arising from the grant of 200,000 shares of restricted stock to an executive on December 14, 2004. The stock became unrestricted on June 14, 2005 and the market value of the 200,000 shares totaled $2,594,000 on that date. The effect of this employee restricted stock grant created taxable income for this employee and gives rise to a tax deduction for the Company totaling approximately $1,438,000 and generates a tax saving to the Company, at the Company’s combined tax rate of 43.84%, of approximately $630,000.
      On November 22, 2005 the Company issued 100,000 shares to a contractor that performed services for the Company in exchange for an amount payable. These shares were issued at the fair market value on the date issued of $12.50 per share for a total value of $1,250,000. These shares were issued under the Company’s Equity Incentive Plan.
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
      On April 11, 2005 the Company entered into a Lease Agreement dated April 11, 2005 with Metlox LLC whereby it will lease approximately 888 square feet of retail space at the Metlox Center in Manhattan Beach, California for a five year term subject to an early cancellation option in the 36th month upon payment of an early cancellation fee equal to $10,231. The Company agreed to pay a base rent of approximately $4,800 per month, subject to adjustment during the term, plus the pro-rata share of certain pass-through items including taxes on common areas, insurance premiums and common area maintenance costs. The Company uses these leased premises to operate a retail store for the sale of its products. The Company took possession of the retail space on August 22, 2005 and commenced to pay rent on November 22, 2005. After build-out, the Company opened the retail store on December 2, 2006.
      On July 5, 2005, the Company entered into a lease for approximately 8,900 square feet of combined office and warehouse space located at 1557 Rio Vista Avenue, Los Angeles, California, at a monthly rental rate of

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS — (Continued)
$6,960. The lease commenced July 1, 2005 and expires July 31, 2007. Guru Denim, Inc. will conduct some of its executive and administrative functions in, and warehouse True Religion Brand Jeans from this facility.
      The table below sets forth our lease obligations through 2010;

Year ending December 31,

2006	$321,000
2007	$225,000
2008	$100,000
2009	$51,000
2010	$39,000

$739,000

      On March 7, 2005 the Company entered into a web services site agreement with Onestop Internet, Inc. of Los Angeles, California to build, test, administer and maintain an E-commerce website to sell True Religion Brand Jeans on the Internet. Under the Agreement, Onestop has agreed to warehouse product inventory and be responsible for marketing, fulfillment and collection of funds. The Company will receive 75% of gross sales from sales of True Religion Brand Jeans, less credit card processing fees. During the year ended December 31, 2005 net proceeds from this distributor amounted to $531,709.
NOTE 9 — CONCENTRATIONS OF CERTAIN RISKS
      The Company performs ongoing credit evaluations of its customer’s financial condition, those whose invoices are not submitted to the Company’s factor, and limits the amount of credit extended when deemed necessary, but generally does not require collateral. At December 31, 2005 the Company’s distributor for Japan, Jameric Inc., accounted for approximately 78% of the Company’s non-factored accounts receivable and 29% of the Company’s net sales for the year ended December 31, 2005. Jameric Inc. provides the Company with checks at the time of shipment of goods which are post dated (Note 1).
NOTE 10 — LEGAL PROCEEDINGS
Joseph C. Canouse vs. True Religion Apparel, Inc.
      On December 16, 2004, Joseph C. Canouse filed a Complaint in the United States District Court for the Northern District of Georgia alleging breach of a written consulting agreement dated February 26, 2004. Mr. Canouse claimed that he is entitled to a fee equal to 100,000 of the Company’s common shares and share purchase warrants entitling him to purchase an additional 100,000 of the Company’s common shares at an exercise price of $1.11 per share.
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
      On March 18, 2005, Mr. Canouse filed a Complaint in the United States District Court for the Central District of California (Western Division), Case No. CV05 1978, alleging breach of an agreement for consulting services, fraud, unjust enrichment and quantum meruit. Mr. Canouse claimed that we owe to him damages in the form of 100,000 shares of our common stock valued at their maximum value from February 26, 2004 through the date of filing the Complaint, together with share purchase warrants entitling

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS — (Continued)
him to purchase an additional 100,000 of our common shares at an exercise price of $1.12 per share or the equivalent value of these securities in money, plus attorney’s fees.
      The parties reached a tentative settlement on Friday, March 3, 2006 and the court confirmed acknowledgement of the settlement on Saturday March 4,2006, and the case was suspended for 45 days pending final settlement on Tuesday, March 7, 2006. We consulted SFAS 5 and EITF 96-18 concerning “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and recorded an expense valuing the 100,000 shares at $2,104,000, or $21.04 per share, the closing price on March 6, 2006, the first business day after the judge recognized the settlement. The $100,000 cash amount had previously been accrued.
      On March 21, 2006, we entered into a Settlement Agreement and General Release that resolved all legal issues between us and Mr. Canouse related to a services agreement. Under the settlement agreement, we agreed to pay Mr. Canouse $100,000 in cash and to issue to him 100,000 shares of our common stock. Mr. Canouse agreed to dismiss his lawsuit against us and to release us from all claims arising out of or related to the circumstances that gave rise to the lawsuit. Mr. Canouse further agreed to be subject to a five-year standstill period during which he will not acquire or cause to be acquired any assets, businesses, securities, or rights of our company, or options to acquire such rights, or take certain stockholder actions. In connection with the issuance of the shares to Mr. Canouse, we have agreed to file as soon as reasonably practicable, but in no event later than thirty days from the date of the settlement agreement, a registration statement with the Securities and Exchange Commission, or SEC, for the registration of the resale of the shares.
The Indigo Group USA, Inc.
      On April 28, 2005 Guru Denim, Inc., the wholly owned subsidiary of True Religion Apparel, Inc., terminated its Manufacturer’s Agreement dated September 15, 2004 with The Indigo Group USA, Inc. based upon The Indigo Group USA, Inc. failure to cure multiple defaults under the Manufacturer’s Agreement. The Indigo Group USA Inc. believes that it is not in breach of the Manufacturer’s Agreement and on April 29, 2005 Guru Denim, Inc. received a letter requesting the dispute go to Arbitration, a provision under paragraph 11 of the Agreement. The Indigo Group USA, Inc. contends that it lost $1.3 million in profits on unplaced orders of jeans not manufactured under the Agreement. Guru Denim, Inc. believes that The Indigo Group USA, Inc. failed to perform under the Agreement. As a result of disputes between the parties concerning the timeliness and quality of performance by Indigo under the Manufacturing Agreement, and the quantity of orders placed thereunder by the Company, Indigo instituted the current arbitration proceeding at about the same time as the Company terminated the Manufacturing Agreement.
      Indigo contends that the Company failed to order the minimum number of 3,000 units per week and never intended to do so. Indigo seeks lost profits on the unplaced orders of $1,300,000, plus an additional $1,600,000 for the lost profits for the following year had the contract been renewed. The Company denies any liability and maintains that additional orders were not placed because of Indigo’s repeated failures to provide goods on time and of the requisite quality. The Company further maintains that, as a result of these and other material breaches (including violations of the Labor Code), the Manufacturing Agreement was properly terminated by it, thus excusing it from placing additional orders and preventing any renewal by Indigo for a second year.
      The Company has asserted claims of its own against Indigo Group USA, Inc.. Among other things, it seeks damages against Indigo for its numerous breaches of the Manufacturing and Settlement Agreement, for trademark violations (including the sale of unauthorized and unapproved goods), and for conversion of the Company’s property. The Company seeks to recover an amount in excess of $913,000 and to obtain injunctive relief and treble damages against Indigo for the trademark violations.
      Currently, the arbitration commenced on March 6, 2006; but a resolution is not expected before April of 2006. The Company denies any liability to the Indigo Group USA and is vigorously pursuing the arbitration.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	INCOME TAXES
      The components of income tax expense are as follows:

	December 31,

	2005	2004

Current:
Federal	$11,128,541	$2,010,436
State	3,048,000	635,704

	$14,176,541	$2,646,140

Deferred:
Federal	(1,489,541)	(141,975)
State	(218,000)	(5,484)

	(1,707,541)	(147,459)

Income Tax Expense	$12,469,000	$2,498,681
The major deferred tax asset items are as follows
Current:
Bad debt reserve	$226,000	$55,691
Section 263A inventory overhead amount	52,000	—
State income taxes	787,000	199,427
Legal Settlement	924,000	(26,464)

	$1,989,000	$228,654

The major deferred tax liability items are as follows:
Non-current:
Accumulated depreciation	$134,000	$81,195
      A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended
	December 31,

	2005	2004

Tax provision at statutory federal rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	5.8	8.7
Exclusion for export sales	(2.0)	(6.6)
Domestic production deduction	(0.7)	—
Other	.9	—
Effective tax rate	39.0%	37.1%
      As of December 31, 2005 there are no unused net operating losses.

NOTE 12 —	SEGMENT INFORMATION
      The Company’s business units have been separated into two reportable segments, Wholesale and Retail Operations, as set forth in SFAS 131. True Religion Apparel, Inc. operates both its wholesale and retail business through its wholly owned subsidiary company, Guru Denim Inc. and oversees the operations of each business unit.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The accounting policies of each segment are the same as those described in the summary of significant accounting policies (Note 1). The wholesale division sells denim jeans and other apparel products bearing the True Religion Brand Jeans brand name at its normal list wholesale price and eliminates the intersegment sales. The retail division sells similar products at the Company’s wholly owned retail store in Manhattan Beach California. There was only one business segment for the year ended December 31, 2004. The Company evaluates the performance of each operating segment based on net income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.
      Summarized financial information concerning the Company’s reportable segments is shown in the following table for the year ended December 31, 2005:

	Wholesale	Retail Store	Eliminations*	Consolidated

Net Sales	$102,711,923	$196,654	$(336,131)	$102,572,446
Gross Profit	$52,648,541	$98,461	$(197,155)	$52,608,025
Net Income from Operations	$33,983,663	$37,838	$—	$34,021,501
Total Assets	$43,276,731	$714,960		$43,991,691

*	Represents inter-company sales from wholesale to the retail store

NOTE 13 —	SUBSEQUENT EVENTS
      Subsequent to December 31, 2005, the Company issued 63,333 shares of our common stock to three employees upon the exercise of outstanding stock options at an average exercise price of $0.92 per share for total cash consideration of $58,497.
      Subsequent to December 31, 2005 one of the employees of the Company was terminated on January 12, 2006. As a separation payment , the employee signed a written separation agreement and was granted $3,750 in severance pay. The employee had originally been granted 15,000 stock options at an exercise price of $2.10 on October 11, 2004 vesting 5,000 immediately and 5,000 on both October 11, 2005 and 2006. As a part of the severance package, the employee’s 5,000 options due to vest on October 11, 2006 were immediately vested. The employee was given 90 days from January 12, 2006 to exercise these options or the options would be considered expired. The Company consulted FASB Interpretation No. 44 — Accounting for Certain Transactions Involving Stock Compensation ( an Interpretation of APB Opinion No. 25). Under the section that discusses “Modifications that Renew or Increase Life”, paragraph 36 indicates “a modification to accelerate the vesting of a fixed award effectively results in the renewal of that award if, after the modification, an employee is able to exercise an award that, under the original terms, would have expired unexercisable. Accordingly the Company will record a non-cash compensation expense in the first quarter of 2006 equal to $84,800 being the difference between the fair market value of the options on January 12, 2006 and the grant date of October 11, 2004.

Issuance of Restricted Common Stock
      On January 4, 2006 True Religion Apparel, Inc. granted 255,000 shares to three officer employees of Guru Denim, Inc. as long term incentive compensation. The grant of shares for each employee is structured such that 25% vests on January 4, 2006, 50% on January 4, 2007 and 25% on January 4, 2008. The fair market value of each share was $16.86 on January 4, 2006 and the Company has valued the grant in the amount of $4,299,300.
      On February 13, 2006 True Religion Apparel, Inc. granted 20,000 shares to three employees of Guru Denim, Inc. as long term incentive compensation. The grant of shares for each employee is structured such that 25% vests on February 13, 2006, 50% on February 13, 2007 and 25% on February 13, 2008. The fair

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS — (Continued)
market value of each share was $19.73 on that date and the company has valued the grant in the amount of $394,600.
      The shares not vested will be escrowed with the company’s attorney. In the event that the employee or officer is not employed with the company at the vesting date, the unvested shares are forfeited. In the event of a sale of the company or change of control, all of the unvested shares become vested.
      In accordance with SFAS 123(R) “Share Based Payment” the Company will use the fair value method and measure the awards at the dates of grant, January 4 and February 13, 2006 when the price of a common share was $16.86 and $19.73 respectively. As stated above, the only condition attached to the shares is continued service with the company. Under FAS 123(R) the fair value of stock based compensation is recognized over the employee’s service period. In this case the service periods are estimated to be January 4, 2006 to January 4, 2008 and February 13, 2006 to February 13, 2008.
      FAS 123(R) provides two attribution expensing methods for awards with graded-vesting (multiple vesting periods) features and service conditions, being the straight line method expensed evenly over the number of periods or, the graded vesting method which is the approach in FASB Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). Under graded vesting, in year one, the company records 100% of the first tranche vested in year one plus 50% of year two, 33% of year 3, etc. For awards with only service conditions and a graded vesting schedule, a company can choose either method; however, in all cases, the amount of compensation cost that a company recognizes at any point should be at least equal to the value of the award’s vested portion at that date. The Company chose to use the straight line ensuring that at each quarterly period the vested portion is expensed.
      On January 4, 2006 True Religion Apparel, Inc. granted 27,000 shares to four independent directors and the Company Secretary of True Religion Inc. for future services from January 1, 2006 to December 31, 2007. The grant of shares for each director and the secretary is structured such that 50% vests on January 4, 2007 and 50% on January 4, 2008. The fair market value of each share was $16.86 on that date and the company has valued the grant in the amount of $455,220. The Company will use the straight line method to account for the director’s compensation and record $56,900 in each of the eight quarters in the fiscal years ending 2006 and 2007.

Employment Agreement-Officers
      Effective January 4, 2006, we entered into an Employment Agreement, or the CEO Agreement, with Jeffrey Lubell, pursuant to which Mr. Lubell will serve as our Chief Executive Officer. The initial term of the CEO Agreement is three years, subject to annual renewals thereafter, and the CEO Agreement provides that Mr. Lubell’s base salary will be $500,000 per year, subject to increase in the sole discretion of our compensation committee.
      Pursuant to the CEO Agreement, Mr. Lubell will be eligible to earn an annual performance bonus in 2006 based on our earnings before interest and taxes and is calculated as net income plus interest expense plus tax expense, or EBIT. If EBIT is between $36.8 million and $46 million, Mr. Lubell will receive an amount interpolated between 2% and 4% of EBIT. If EBIT is more than $46 million, Mr. Lubell will receive an amount equal to 4% of EBIT. If EBIT is less than $36.8 million, no bonus will be paid. The maximum amount of bonus payable will be $5 million. The amount of bonus and target performance goals in future years shall be determined by our compensation committee.
      Pursuant to the terms of the CEO Agreement, Mr. Lubell has been granted a restricted stock grant of 130,000 shares of our common stock. The shares vest one-fourth upon the date of grant, one-half on the first anniversary of the grant and one-fourth on the second anniversary of the grant. The CEO Agreement provides that if we terminates Mr. Lubell’s employment without Cause or if Mr. Lubell terminates his employment for Good Reason (each as defined in the CEO Agreement) Mr. Lubell will receive (i) a severance amount of one

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS — (Continued)
and one-half times Mr. Lubell’s base salary in effect on the date of termination and the average annual bonus received by Mr. Lubell for the two complete fiscal years prior to the termination date and (ii) any options or other equity grants received by Mr. Lubell will vest an additional twelve months. In addition, if the Company terminates Mr. Lubell’s employment without Cause or if Mr. Lubell terminates his employment for Good Reason during the one year period following a Change in Control (as defined in the CEO Agreement), he would be entitled to receive severance equal to three times the aggregate of his base salary in effect on the date of termination and the average annual bonus received by Mr. Lubell for the two complete fiscal years prior to the termination date, and all stock options, restricted stock and other equity awards would vest in full. The CEO Agreement also provides that Mr. Lubell will be entitled to receive an additional payment equal to the cumulative amount of any Excise Tax should any Payment be subject to an Excise Tax (each as defined in the CEO Agreement).
      Mr. Lubell’s prior Employment Agreement dated June 20, 2003 and amended as of January 1, 2005 was terminated by the CEO Agreement.
      Effective January 4, 2006, we entered into an Employment Agreement, or the CFO Agreement, with Charles A. Lesser, pursuant to which Mr. Lesser will serve as our Chief Financial Officer. The initial term of the CFO Agreement is three years, subject to annual renewals thereafter, and the CFO Agreement provides that Mr. Lesser’s base salary will be $250,000 per year, subject to increase in the discretion of our compensation committee or full Board of Directors.
      Pursuant to the CFO Agreement, Mr. Lesser will be eligible to earn an annual performance bonus in 2006 based on EBIT. If EBIT is between $36.8 million and $69 million, Mr. Lesser will receive an amount interpolated between 22.5% and 135% of his base salary. If EBIT is more than $69 million, Mr. Lesser will receive a maximum bonus of $337,500. If EBIT is less than $36.8 million, no bonus will be paid. The amount of bonus and target performance goals in future years will be determined by our compensation committee.
      Pursuant to the terms of the CFO Agreement, Mr. Lesser has been granted a restricted stock grant of 60,000 shares of our common stock. The shares vest one-fourth upon the date of grant, one-half on the first anniversary of the grant and one-fourth on the second anniversary of the grant. The CFO Agreement provides that if we terminate Mr. Lesser’s employment without Cause or if Mr. Lesser terminates his employment for Good Reason (each as defined in the CFO Agreement) Mr. Lesser will receive (i) a severance amount of one and one-half times Mr. Lesser’s base salary in effect on the date of termination and the average annual bonus received by Mr. Lesser for the two complete fiscal years prior to the termination date and (ii) any options or other equity grants received by Mr. Lesser will vest an additional twelve months. In addition, if we terminate Mr. Lesser’s employment without Cause or if Mr. Lesser terminates his employment for Good Reason during the one year period following a Change in Control (as defined in the CFO Agreement), he would be entitled to receive severance equal to three times the aggregate of his base salary in effect on the date of termination and the average annual bonus received by Mr. Lesser for the two complete fiscal years prior to the termination date, and all stock options, restricted stock and other equity awards would vest in full. The CFO Agreement also provides that Mr. Lesser will be entitled to receive an additional payment equal to the cumulative amount of any Excise Tax should any Payment be subject to an Excise Tax (each as defined in the CFO Agreement).
      Effective January 4, 2006, we entered into an Employment Agreement, or the VP Agreement, with Kymberly Lubell, pursuant to which Ms. Lubell will serve as our Vice President, Women’s Design. The initial term of the VP Agreement is three years, subject to annual renewals thereafter, and the VP Agreement provides that Ms. Lubell’s base salary will be $300,000 per year, subject to increase in the discretion of our compensation committee or full Board of Directors.
      Pursuant to the VP Agreement, Ms. Lubell will be eligible to earn an annual performance bonus in 2006 based on EBIT. If EBIT is between $36.8 million and $69 million, Ms. Lubell will receive an amount interpolated between 27.5% and 165% of her base salary. If EBIT is more than $69 million, Ms. Lubell will

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS — (Continued)
receive a maximum bonus of $495,000. If EBIT is less than $36.8 million, no bonus will be paid. The amount of bonus and target performance goals in future years will be determined by our compensation committee.
      Pursuant to the terms of the VP Agreement, Ms. Lubell has been granted a restricted stock grant of 65,000 shares of our common stock. The shares vest one-fourth upon the date of grant, one-half on the first anniversary of the grant and one-fourth on the second anniversary of the grant. The VP Agreement provides that if we terminate Ms. Lubell’s employment without Cause or if Ms. Lubell terminates her employment for Good Reason (each as defined in the VP Agreement) Ms. Lubell will receive (i) a severance amount of one and one-half times Ms. Lubell’s base salary in effect on the date of termination and the average annual bonus received by Ms. Lubell for the two complete fiscal years prior to the termination date and (ii) any options or other equity grants received by Ms. Lubell will vest an additional twelve months. In addition, if we terminate Ms. Lubell’s employment without Cause or if Ms. Lubell terminates her employment for Good Reason during the one year period following a Change in Control (as defined in the VP Agreement), she would be entitled to receive severance equal to three times the aggregate of his base salary in effect on the date of termination and the average annual bonus received by Ms. Lubell for the two complete fiscal years prior to the termination date, and all stock options, restricted stock and other equity awards would vest in full. The VP Agreement also provides that Ms. Lubell will be entitled to receive an additional payment equal to the cumulative amount of any Excise Tax should any Payment be subject to an Excise Tax (each as defined in the VP Agreement).

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated August 18, 2005, by and between the Registrant and True Religion Apparel, Inc., a Nevada corporation and the Registrant’s predecessor in interest (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005)
3.1	Certificate of Incorporation (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005)
3.2	Bylaws (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005)
4.1	Specimen Common Stock Certificate (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005)
10.1	Settlement Agreement and Mutual General Release with The Indigo Group USA and Jeremy Lew (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)
10.2	Manufacturer’s Agreement with The Indigo Group, USA (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)
10.3	Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim Inc. (incorporated by reference from our Form 10-KSB/ A filed on April 6, 2005)
10.4	True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed on July 22, 2005).*
10.5	Letter dated July 1, 2005 amending the terms of the Discount Factoring Agreement between Merchant Factors Corp. and Guru Denim, Inc. (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005)
10.6	Standard Single-Tenant Sublease dated July 1, 2005 between L.A. Fabric Imports, Inc. and Guru Denim, Inc. for 1557 Rio Vista Ave. Los Angeles, California (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005)
10.7	Form of Indemnification Agreement between True Religion Apparel, Inc. and its officers and directors (incorporated by reference from our Form 10-Q Quarterly Report, filed November 14, 2005)
10.8	Employment Agreement by and between the Company and Jeffrey Lubell dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed on January 10, 2006).*
10.9	Employment Agreement by and between the Company and Charles Lesser dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed on January 10, 2006).*
10.10	Employment Agreement by and between the Company and Kymberly Lubell dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed on January 10, 2006).*
10.11	Lease Agreement by and among True Religion Apparel, Inc., Guru Denim, Inc. and Rio Vista Industrial Investments, LLC dated May 28, 2004
10.12	Settlement Agreement and General Release by and between True Religion Apparel, Inc. and Joseph Canouse dated March 21, 2006
14.1	Code of Ethics
21.1	Subsidiaries of the Registrant
23.1	Consent of Stonefield Josephson Inc.
31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit
Number	Description

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.