Form 10-Q
period 2006-03-31
TRUE RELIGION APPAREL INC
filed 2006-05-15
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐
Commission File Number: 000-51483
TRUE RELIGION APPAREL, INC.
(Exact name of registrant specified in its charter)

DELAWARE	98-0352633

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1525 Rio Vista Avenue Los Angeles CA 90023

(Address of Principal Executive Offices)
(323) 266-3072

Issuer’s telephone number, including area code
N/A

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of May 12, 2006 there were 22,723,532 common shares outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,189,655	$9,436,632
Marketable securities	12,034,172	5,970,486
Accounts receivable, net of allowances of $500,000 and $478,719, respectively	6,682,732	7,795,524
Due from factor, net of charge backs and other deductions	12,121,581	6,722,496
Vendor receivable	—	310,000
Inventory	11,290,234	10,052,748
Deferred tax asset	1,337,000	1,989,000
Stock subscription receivable	—	68,080
Prepaid expenses and other current assets	179,370	409,985

Total current assets	52,834,744	42,754,951

Property and equipment, net of accumulated depreciation	1,099,853	982,672
Deposits and other assets	190,605	254,068

TOTAL ASSETS	$54,125,202	$43,991,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,570,035	$6,723,701
Accrued payroll, vacation and bonus expense	335,690	157,220
Accrued customer credits	51,313	91,000
Accrued incentive compensation — officer	308,171	355,321
Income taxes payable	2,802,534	1,237,443

Total current liabilities	8,067,743	8,564,685

Deferred tax liability	153,000	134,000

Total liabilities	8,220,743	8,698,685

Commitments and Contingencies (Note 8)	—	—

Stockholders’ Equity:
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, 0 issued and outstanding, respectively	—	—
Common Stock, $.0001 par value, 80,000,000 shares authorized, 22,693,198 and 22,207,865 issued and outstanding, respectively	22,702	22,217
Additional paid in capital	15,709,011	11,569,224

Retained earnings	30,172,746	23,701,565

Total Stockholders’ Equity	45,904,459	35,293,006

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,125,202	$43,991,691

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2006 and 2005

	Three months Ended
	March 31,
	2006	2005
	(unaudited)	(unaudited)
Sales	$35,608,805	$20,107,953
Cost of Sales	16,832,535	9,884,294

Gross Profit	18,776,270	10,223,659

Costs and Expenses:
Retail	113,375	—
Selling and shipping	3,873,880	1,877,083
General and administrative	4,220,683	1,839,645

	8,207,938	3,716,728

Net Income from Operations	10,568,332	6,506,931

Other (Income)/Expense:
Interest Income (net)	(74,849)	3,111

Net Income before Provision for Income Taxes	10,643,181	6,503,820

Provision for Income Taxes	4,172,000	2,671,526

Net Income	$6,471,181	$3,832,294

Net Income per share — Basic	$0.29	$0.18

Net Income per share — Diluted	$0.28	$0.17

Weighted average shares outstanding — Basic	22,453,000	21,087,000

Weighted average shares outstanding — Diluted	23,432,000	23,130,000

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,471,181	$3,832,294
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	93,019	—
Depreciation and amortization	78,378	33,521
Amortization of non-cash compensation expense-restricted stock	1,321,500	637,500
Employee option acceleration expense	84,800	—
Employee option expense	130,700	—
Deferred taxes	671,000	(140,341)
Realized gain on securities	(17,329)	—
Unrealized gain on marketable securities	9,791	—
Changes in assets and liabilities:
(Increase) Decrease in assets
Accounts Receivable	1,019,773	(1,597,457)
Due from Factor	(5,399,086)	(818,631)
Inventory	(1,237,486)	(1,342,535)
Vendor receivable	310,000	—
Stock subscription receivable	42,583	—
Prepaid Expenses	256,113	29,155
Deposits and other assets	61,162	(47,306)
Increase (Decrease) in liabilities
Accounts payable and accrued expenses	(49,665)	272,785
Accrued payroll, vacation and bonus expenses	486,641	—
Accrued commissions payable	(355,322)	51,805
Accrued customer credits	(39,687)	16,000
Income taxes payable	1,982,090	271,068

Net cash provided by operating activities	5,920,156	1,197,858

CASH FLOWS (USED IN) INVESTMENT ACTIVITIES:
Purchase of equipment and trademarks	(193,258)	(71,440)
Purchase of marketable securities	(6,056,147)	—

Net cash (used in) investing activities	(6,249,405)	(71,440)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	82,272	149,421

Net cash provided by financing activities	82,272	149,421

Net increase (decrease) in cash	(246,977)	1,275,839
Cash, beginning of period	$9,436,632	$2,946,058

Cash, end of period	$9,189,655	$4,221,897

Supplemental disclosure of cash flow information:
Interest Paid	$12,897	$3,111
Taxes Paid	$1,518,910	$2,541,000
The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2006 (unaudited)
NOTE 1 — BASIS OF PRESENTATION
Description of Our Company
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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited consolidated financial statements for the interim periods ended March 31, 2006 and 2005, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, and other accounting entries as described herein. The Consolidated Balance Sheet as of December 31, 2005, has been derived from the Company’s audited financial statements as of that date. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial results for the Company and apparel companies in general, are seasonal in nature. Historically, the Company’s third and fourth fiscal quarters have been more profitable than its first and second fiscal quarters. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the True Religion Annual Report on Form 10-KSB for the year ended December 31, 2005.
Comprehensive Income
For the three months ended March 31, 2006 and 2005, comprehensive income consists only of net income and, therefore, a Statement of Other Comprehensive Income has not been included in these consolidated financial statements.
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
Revenue Recognition
The Company recognizes revenue upon the shipment of its product to its customers. The Company recognizes revenues in accordance with Staff Accounting Bulleting No. 104, “Revenue Recognition,” when all of the following conditions exist: (a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; (b) delivery has occurred, based on shipping terms, or services have been rendered; (c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and (d) collectibility is reasonably assured.
Orders delivered to the Company by phone, fax, mail or email are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between the Company and its customer as to the specific nature and terms of the agreed-upon sale transaction. Products are shipped and are considered delivered when (a) for FOB factory orders they leave the Company’s shipping dock or (b) for FOB customer dock orders upon confirmation of delivery.
The Company expenses shipping and handling costs as incurred and includes the expense in the costs of sales. The creditworthiness of customers is generally assessed prior to the Company accepting a customer’s first order. Shipping costs recovered from customers are recorded as freight revenue and included in net sales. At March 31, 2006, the Company recognized an estimated $500,000 reserve for future chargebacks and other deductions from factored receivables and $500,000 of allowances for doubtful accounts on non-factored accounts receivable.
Advertising
The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials when incurred. Advertising expense for the three months ended March 31, 2006 and 2005 amounted to $92,713 and $35,822, respectively.
Share-based Compensation
The Company has a single share-based compensation plan covering the majority of its employees. Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of Employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, share-based compensation has been included in pro forma disclosures in the financial statement footnotes in prior periods.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using the modified prospective transition method. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), prior to January 1, 2006:

Three Months Ended
March 31, 2005
(unaudited)

Net income, as reported	$3,832,294
Less: pro forma stock option compensation expense, net of tax	(193,500)

Pro forma net income	$3,638,794

Earnings per share:
Basic — as reported	$0.18
Basic — pro forma	0.17
Diluted — as reported	0.17
Diluted — pro forma	0.16
Stock Incentive Plan
On June 16, 2005, the Company’s Board of Directors approved the True Religion Apparel, Inc. 2005 Stock Incentive Plan, or 2005 Incentive Plan. The Board of Directors believes that the 2005 Incentive Plan will benefit the Company’s employees and stockholders by providing incentive based compensation and will encourage officers, directors, consultants and other key employees to attain high performance and encourage stock ownership in our company. The Company had two stock-based incentive programs, the 2004 Option Plan, and the 2004 Equity Plan. The 2004 Option Plan and the 2004 Equity Plan are referred to as the “prior plans.” The 2005 Incentive Plan is intended to amend and restate our prior plans and serve as the successor program to the prior plans. An additional 1,211,723 shares was reserved under the 2005 Incentive Plan. The 2005 Stock Incentive Plan and the prior plans do not call for a requisite service period in order to achieve vesting of a portion of the option grants. All option grants have a term of 10 years, with most requiring an additional 2-3 year service period in order to achieve full vesting of the grant.
There were no options granted under the fixed option plans during the three months ended March 31, 2006. There were no option grants during the year 2005. It is the intention of the Company to no longer issue option grants to its employees, officers and directors. In the future, the Company will issue restricted stock awards as incentive compensation to employees, officers and directors.
As of March 31, 2006, 2,688,277 shares of our common stock were available for issuance under the plan, and options to purchase 1,240,665 of these shares were outstanding. Since the inception of the prior plans, 1,233,001 shares of common stock have been issued upon the exercise of options granted under the prior plans at an average exercise price per share of $0.79.

Aggregated information regarding the Company’s fixed stock option plans is summarized below:

		Wtd. average	Wtd. average	Aggregate
	Options	exercise price	contractual term	intrinsic value
Outstanding December 31, 2005	1,358,664	$1.46
Granted	0	—
Exercised	(83,333)	$0.99
Cancelled/Expired	0	—

Outstanding March 31, 2006	1,275,331	$1.49

		Wtd. average	Wtd. average	Aggregate
	Options	exercise price	contractual term	intrinsic value
Vested during the period of January 1 - March 31, 2006	37,500	$0.48	.25	$674,625
Total Exercisable at March 31, 2006	979,000	$1.74	1.67	$10,120,801
The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The following weighted-average assumptions were used for grants made under the fixed option plans for the current and prior year:

	Three months ended	Year ended
	March 31, 2006	December 31, 2005
Expected stock volatility	112%	93-143%
Expected life of option (years)	10	2-10
Wtd-average risk-free interest rate	5%	5%
Expected dividend yield	0%	0%
The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility. For 2006 and 2005, the Company has relied on observations of both historical volatility trends as well as implied future volatility observations. For stock option grants, the Company utilized expected volatility based on the expected life of the option. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different option recipients. The risk-free interest rates used, were 5% for first quarter 2006 and 5% for all of 2005.
On January 4, 2006 the Company. granted 255,000 shares to three officer employees of Guru Denim, Inc. as long term incentive compensation. The grant of shares for each employee is structured such that 25% vested on January 4, 2006, 50% vests on January 4, 2007 and 25% vests on January 4, 2008. The FMV of each share was $16.86 on that date and the Company has valued the grant in the amount of $4,299,300.
On February 13, 2006 the Company. granted 20,000 shares to three employees of Guru Denim, Inc. as long term incentive compensation. The grant of shares for each employee is structured such that 25% vested on February 13, 2006, 50% vests on February 13, 2007 and 25% vests on February 13, 2008. The FMV of each share was $19.73 on that date and the Company has valued the grant in the amount of $394,600.
The shares not vested will be escrowed with the Company. In the event that the employee is not employed with the Company at the vesting date, the unvested shares are forfeited. In the event of a sale of the Company or change of control, all of the unvested shares become vested.
The Company consulted SFAS 123 (R) ‘Share Based Payments’ and is using the fair value method to determine the valuation of the restricted share awards and is measuring the awards at the dates of grant, January 4 and February 13, 2006 when the price of a common share was $16.86 and $19.73 respectively. As stated above the only condition attached to the shares is continued service with the Company. Under SFAS 123 (R) the fair value of stock based compensation is recognized over the employee’s service period. In this case the service periods are January 4, 2006-January 4, 2008 and February 13, 2006-February 13, 2008. The Company uses the straight line ensuring that at any point the vested portion is expensed.

Aggregated information regarding the Company’s restricted stock awards is summarized below:

		Wtd. Average	Wtd. average
	Options	Issue price	contractual term	Expense recorded
Issued and Outstanding December 31, 2005	27,000	$13.50
Granted	302,000	17.00
Forfeited	0	—

Issued and Outstanding March 31, 2006	329,000	$16.76

Vested during the period of January 1 - March 31, 2006	77,750	$17.04	1.67	$1,321,500
Total Unrestricted at March 31, 2006	77,750	$17.04	1.67	$1,321,500
As of March 31, 2005 there were no restricted stock awards outstanding.
The unaudited Consolidated Statements of Income for the three months ended March 31, 2006 and 2005 reflects share-based compensation cost of $1,537,000 and $0, respectively. The $1,537,000 was comprised of $130,700 related to stock options, $84,800 related to the acceleration of the vesting provisions of certain options of a former employee and $1,321,500 related to vested restricted stock awards. The distribution of this expense was to general and administrative expense. The total tax benefit recognized from share-based compensation arrangements for the three months ended March 31, 2006 and 2005, was $417,000 and $372,260, respectively. The Company’s earnings before income taxes and net earnings for first quarter 2006 were reduced by $130,700 for expense related to the recognition of stock option expense in conformity with SFAS 123(R) and $84,800 related to the acceleration of the vesting provision of certain stock options which were exercised as of March 31, 2006, compared to the previous accounting method under APB 25. Net income per share, basic and diluted, was not reduced in first quarter 2006 compared to the previous accounting under APB 25. The Company currently estimates that share-based compensation expense will be approximately $3,527,000 for the full year 2006, before income taxes.

NOTE 2 — Due From Factor, Net of Chargebacks and Other Deductions
The Company uses the factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.70% of the gross invoice amount of each account receivable. At March 31, 2006 items subject to recourse totaled approximately $90,000
The Company can draw advances from the factor based on a pre-determined percentage of accounts receivable sold. The Company is contingently liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factor holds as security substantially all assets of the Company. The Company has extended the duration of its factoring agreement until December 31, 2006.
Due from factor, net of advances, as presented in the balance sheet at March 31, 2006 and December 31, 2005 is summarized below:

	March 31, 2006
	(unaudited)	December 31, 2005
Outstanding factored receivables	$12,200,841	$6,397,179
Matured Funds	—	20,666
Assignments in transit	420,740	989,953

	12,621,581	7,407,798
Funds advanced	—	(215,302)
Reserves for chargebacks and other deductions	(500,000)	(470,000)

Due from factor, net of chargebacks, other deductions and advances	$12,121,581	$6,722,496

NOTE 3 — Inventory
Inventory at March 31, 2006 consisted of the following:

	March 31, 2006
	(unaudited)	December 31, 2005
Finished Goods	$7,657,954	$7,630,869
Work-in-Progress	3,632,280	2,421,879

	$11,290,234	$10,052,748

NOTE 4 — Property and Equipment
A summary is as follows:

	March 31, 2006
	(unaudited)	December 31, 2005
Computers and other equipment	$521,080	$464,029
Furniture and Fixtures	64,293	64,293
Leasehold Improvements	436,540	422,659
Trade Show booths	372,553	250,228

Total Property and equipment	1,394,466	1,201,209
Less: Accumulated depreciation	294,613	218,537

	$1,099,853	$982,672

Depreciation expense for the three months ended March 31, 2006 and 2005 were $78,378 and $33,521, respectively.
NOTE 5 — Accounts Payable — Major Vendors
Purchases from two suppliers amounted to $15,000,000 for the three months ended March 31, 2006. Included in accounts payable and accrued expenses is approximately $2,009,000 due to these suppliers.
NOTE 6 — Accrued Incentive Compensation
As part of their employment agreements, the Chief Executive Officer, Chief Financial Officer and Vice President — Women’s Design, are eligible to earn incentive compensation.
Pursuant to the CEO’s Agreement, Mr. Lubell will be eligible to earn an annual performance bonus in 2006 based on the Company’s earnings before interest and taxes and is calculated as net income plus interest expense plus tax expense (“EBIT”). If EBIT is between $36.8 million and $46 million, Mr. Lubell will receive an amount interpolated between 2% and 4% of EBIT. If EBIT is more than $46 million, Mr. Lubell will receive an amount equal to 4% of EBIT. If EBIT is less than $36.8 million, no bonus will be paid. The maximum amount of bonus payable will be $5 million. The amount of bonus and target performance goals in future years shall be determined by the Company’s compensation committee.
Pursuant to the CFO’s Agreement, Mr. Lesser will be eligible to earn an annual performance bonus in 2006 based on EBIT. If EBIT is between $36.8 million and $69 million, Mr. Lesser will receive an amount interpolated between 22.5% and 135% of his base salary. If EBIT is more than $69 million, Mr. Lesser will receive a maximum bonus of $337,500. If EBIT is less than $36.8 million, no bonus will be paid. The amount of bonus and target performance goals in future years will be determined by the Company’s compensation committee.
Pursuant to the VP — Women’s Design’s Agreement, Ms. Lubell will be eligible to earn an annual performance bonus in 2006 based on EBIT. If EBIT is between $36.8 million and $69 million, Ms. Lubell will receive an amount interpolated between 27.5% and 165% of her base salary. If EBIT is more than $69 million, Ms. Lubell will receive a maximum bonus of $495,000. If EBIT is less than $36.8 million, no bonus will be paid. The amount of bonus and target performance goals in future years will be determined by the Company’s compensation committee.

For the three months ended March 31, 2006 accrued incentive compensation totaled $308,171. No bonuses are paid prior to the final determination of the Company’s EBIT upon completion of the annual audit in 2007.
NOTE 7 — Common Stock
During the three months ended March 31, 2006, the Company issued approximately 83,333 shares of its common stock pursuant to the grant of options to purchase common stock to officers and employees at an average exercise price of $0.99 for a total cash consideration of approximately $82,000.
The Company received a tax benefit in the amount of $417,000 which has been credited to Additional Paid in Capital arising from the exercise by employees of 51,000 stock options during the three months ending March 31, 2006. The effect of these employee exercises creates taxable income for these employees and gives rise to a tax deduction for the Company and generates a tax saving to the Company, at the Company’s combined tax rate of approximately 43%, or approximately $417,000.
On January 4, 2006 True Religion Apparel, Inc. granted 255,000 shares to three officer employees of Guru Denim, Inc. as long-term incentive compensation. The grant of shares for each employee is structured such that 25% vested on January 4, 2006, 50% on January 4, 2007 and 25% on January 4, 2008. The fair market value of each share was $16.86 on January 4, 2006 and the Company has valued the grant in the amount of $4,299,300. The shares not vested will be escrowed with the Company. In the event that the employee or officer is not employed with the Company at the vesting date, the unvested shares are forfeited. In the event of a sale of the Company or change of control, all of the unvested shares become vested.
On February 13, 2006 True Religion Apparel, Inc. granted 20,000 shares to three employees of Guru Denim, Inc. as long-term incentive compensation. The grant of shares for each employee is structured such that 25% vests on February 13, 2006, 50% on February 13, 2007 and 25% on February 13, 2008. The fair market value of each share was $19.73 on that date and the Company has valued the grant in the amount of $394,600. The shares not vested will be escrowed with the Company. In the event that the employee or officer is not employed with the Company at the vesting date, the unvested shares are forfeited. In the event of a sale of the Company or change of control, all of the unvested shares become vested.
In accordance with SFAS 123 (R) “Share Based Payment” the Company will use the fair value method and measure the awards at the dates of grant, January 4 and February 13, 2006 when the price of a common share was $16.86 and $19.73 respectively. As stated above, the only condition attached to the shares is continued service with the Company. Under FAS 123 (R) the fair value of stock based compensation is recognized over the employee’s service period. In this case the service periods are estimated to be January 4, 2006 to January 4, 2008 and February 13, 2006 to February 13, 2008.
SFAS 123 (R) provides two methods for expensing awards with graded-vesting (multiple vesting periods) features and service conditions: the straight line method, expensed evenly over the number of periods or; the graded vesting method which is the approach in FASB Interpretation No. 28 ‘Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans’ “(FIN 28)”. Under graded vesting: in year one, the Company records 100% of the first tranche vested in year one; plus 50% of year two; 33% of year 3, etc. For awards with only service conditions and a graded vesting schedule, a Company can choose either method; however, in all cases, the amount of compensation cost that a Company recognizes at any point should be at least equal to the value of the award’s vested portion at that date. The Company chose to use the straight line ensuring that at each quarterly period the vested portion is expensed.
On January 4, 2006 the Company granted 27,000 shares to four independent directors and the Company Secretary of True Religion Inc. for future services from January 1, 2006 to December 31, 2007. The grant of shares for each director and the secretary is structured such that 50% vests on January 4, 2007 and 50% on January 4, 2008. The fair market value of each share was $16.86 on that date and the Company has valued the grant in the amount of $455,220. The Company will use the straight line method to account for the director’s compensation and record $56,900 in each of the eight quarters in the fiscal years ending 2006 and 2007. The shares not vested will be escrowed with the Company. In the event that the employee or officer is not employed with the Company at the vesting date, the unvested shares are forfeited. In the event of a sale of the Company or change of control, all of the unvested shares become vested.

On March 21, 2006 the Company issued 100,000 shares of the Company’s common stock to Joseph C. Canouse (“Canouse”) pursuant to the terms of a settlement agreement. In connection with the issuance of the Shares, on May 1, 2006 the Company filed a Form S-3 registration statement with the Securities and Exchange Commission for the registration of the resale of the Shares. The Company had previously taken a one-time, non-cash charge of $2.1 million in the fiscal fourth quarter of 2005 related to this issuance which represents the fair market value of the shares issued on the date of the settlement.
NOTE 8 — Commitments and Contingencies
In July 2004, the Company entered into a lease for approximately 20,000 square feet of combined office and warehouse space located at 1525 Rio Vista Avenue, Los Angeles, California, at a monthly rental rate of $15,500. The lease commenced July 1, 2004 and expires July 31, 2007. Guru Denim, Inc. conducts most of its executive and administrative functions in, and ships men’s True Religion Brand Jeans to its customers from, this facility.
On April 11, 2005 the Company entered into a Lease Agreement dated April 11, 2005 with Metlox LLC whereby it will lease approximately 888 square feet of retail space at the Metlox Center in Manhattan Beach, California for a five year term subject to an early cancellation option in the 36th month upon payment of an early cancellation fee equal to $10,231. The Company agreed to pay a base rent of approximately $4,800 per month, subject to adjustment during the term, plus the pro-rata share of certain pass-through items including taxes on common areas, insurance premiums and common area maintenance costs. The Company uses these leased premises as a retail store for the sale of its products. The Company took possession of the retail space on August 22, 2005.
On July 5, 2005, the Company entered into a lease for approximately 8,900 square feet of combined office and warehouse space located at 1557 Rio Vista Avenue, Los Angeles, California, at a monthly rental rate of $7,120. The lease commenced July 1, 2005 and expires July 31, 2007. Guru Denim, Inc. will conduct some of its executive and administrative functions in, and warehouse and ship women’s True Religion Brand Jeans from this facility.
The table below sets forth our lease obligations through 2010 (unaudited);

Year ending December 31,
2006	$242,000
2007	228,000
2008	100,000
2009	51,000
2010	39,000

$660,000

On March 7, 2005 the Company entered into a web services site agreement with Onestop Internet, Inc. of Los Angeles, California to build, test, administer and maintain an E-commerce website to sell True Religion Brand Jeans on the Internet. Under the Agreement, Onestop has agreed to warehouse product inventory and be responsible for marketing, fulfillment and collection of funds. The Company will receive 75% of gross sales from sales of True Religion Brand Jeans, less credit card processing fees. During the three months ended March 31, 2006 and 2005 net proceeds from this distributor amounted to $236,494 and $0, respectively.
NOTE 9 — Concentrations of Certain Risks
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, marketable securities and accounts receivable. The Company extends credit to customers located throughout North America, whose sales invoices have not been sold to the Company’s factor, based upon an evaluation of the customer’s financial condition and credit history (Note 2). The majority of the Company’s customers located outside of North America pay on a cash in advance basis. With more than 600 domestic retail and distribution account, we consider credit risk to be limited due to the Company’s large and diversified international and domestic customer base. For the three months ended March 31, 2006 the Company’s five largest customers comprised 37% of net sales.
Revenue and accounts receivable from significant customers, who in any one or more of the years shown accounted for 10% or more of the Company’s revenue for the three months ended March 31 were as follows:

	2005		2006
	% of	% of A/R,	% of	% of A/R,
	Revenue	Net	Revenue	Net
COMPANY A	30%	76%	10%	70%
COMPANY B	—	—	11	9
For the three months ended March 31, 2006, the Company’s credit losses for the periods presented have not exceeded management’s estimates. The Company’s Japanese distributor has accounted for approximately 10% of the Company’s net sales. The Company’s Japanese distributor provides checks for all shipments post dated for 14 days from the date of shipment. At March 31, 2006 this distributor owed approximately $5,100,000, representing approximately 75 days sales to this distributor, of which $1,600,000 has been collected through May 10, 2006. As of the date of this filing, the Company is in possession of a total of $4,132,000 in post dated checks from this distributor.
NOTE 10 — Legal Proceedings
Joseph C Canouse
On March 21, 2006, True Religion Apparel, Inc. (the “Company”) and Joseph C. Canouse (“Canouse”) entered into a Settlement Agreement and General Release that resolved all legal issues between Canouse and the Company related to a services agreement dated February 26, 2004. Under the settlement agreement, the Company agreed to pay Canouse $100,000 in cash and to issue to him 100,000 shares of the Company’s common stock (the “Shares”). Canouse agreed to dismiss his lawsuit against the Company and to release the Company from all claims arising out of or related to the circumstances that gave rise to the lawsuit. Canouse further agreed to be subject to a five-year standstill period during which he will not acquire or cause to be acquired any assets, businesses, securities, or rights of the Company, or options to acquire such rights, or take certain stockholder actions. In connection with the issuance of the Shares, on May 1, 2006 the Company filed a Form S-3 registration statement with the Securities and Exchange Commission for the registration of the resale of the Shares. The Company had previously taken a one-time, non-cash charge of $2.1 million in the fiscal fourth quarter of 2005 and had accrued $100,000 for the proposed legal settlement.
Indigo Group USA, Inc.
On April 28, 2005 Guru Denim, Inc., the wholly owned subsidiary of True Religion Apparel, Inc., terminated its Manufacturer’s Agreement dated September 15, 2004 with The Indigo Group USA, Inc. based upon The Indigo Group USA, Inc. failure to cure multiple defaults under the Manufacturer’s Agreement. The Indigo Group USA Inc. believes that it is not in breach of the Manufacturer’s Agreement and on April 29, 2005 Guru Denim, Inc. received a letter requesting the dispute go to arbitration, a provision under paragraph 11 of the agreement. The Indigo Group USA, Inc. contends that it lost $1.6 million in profits on 156,000 pairs of jeans not manufactured under the Agreement. Guru Denim, Inc. believes that The Indigo Group USA, Inc. failed to perform under the Agreement. Evidentiary proceedings in the matter took place in March 2006 and have been concluded. The Company has submitted a brief summarizing its defense of the matter to the arbitrator. The Company denies any liability in the matter and will continue to defend itself vigorously.
NOTE 11 — Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	March 31, 2006
	(unaudited)	December 31, 2005
NUMERATOR:
Net income available to common stockholders	$6,471,181	$3,832,254

DENOMINATOR:
Weighted-average shares outstanding, basic	22,453,000	21,087,000
Dilutive effect of Employee stock options	979,000	2,043,000

Adjusted weighted-average shares outstanding, diluted	23,432,000	23,130,000

NET INCOME PER SHARE:
Basic	$.29	$.18
Diluted	$.28	$.17
NOTE 12 — Segment Information
The Company’s business units have been separated into two reportable segments, Wholesale and Retail Operations, as set forth in SFAS 131. True Religion Apparel, Inc. operates both its wholesale and retail business through its wholly owned subsidiary company, Guru Denim Inc. and oversees the operations of each business unit.
The accounting policies of each segment are the same as those described in the summary of significant accounting policies (Note 1). The wholesale division sells denim jeans and other apparel products bearing the True Religion Brand Jeans brand name at its normal list wholesale price and eliminates the internal sales. The retail division sells similar products at the Company’s wholly owned retail store in Manhattan Beach. California. There was only one business segment for the three months ended March 31, 2005. The Company evaluates the performance of each operating segment based on net income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.
Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2006 (unaudited):

	Wholesale	Retail Store	Eliminations*	Consolidated
Net Sales	$35,506,427	$437,748	$(335,370)	$35,608,805
Gross Profit	$18,801,190	$225,960	$(250,880)	$18,776,270
Net Income from Operations	$6,358,596	$112,585	$—	$6,471,181
Total Assets	$53,265,901	$859,301		$54,125,202

*	Represents inter-company sales from wholesale to the retail store
Geographical information follows:

	Three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Sales to external customers:
North America	$27,122,567	$11,595,648
Asia	4,487,792	6,766,094
Europe	3,623,128	1,628,846
All other geographic regions	375,318	117,365

Total sales to external customers	$35,608,805	$20,107,953

NOTE 13 — Subsequent Events
On April 12, 2006, the Company entered into an Employment Agreement effective as of April 24, 2006 with Michael Buckley (the “Agreement”), pursuant to which Mr. Buckley will serve as the Company’s President. A form of the Employment Agreement was filed on a Form 8-K Current Report on April 14, 2006.
Subsequent to the three months ended March 31, 2006, the Company issued 12,500 shares of its common stock pursuant to the exercise of options to purchase common stock to an officer of the Company at an average exercise price of $0.48 for a total cash consideration of approximately $6,000.

Lastly, on May 11, 2006, the Company issued 17,834 shares of its common stock pursuant to the exercise of options to purchase common stock to officers and employees of the Company at an average exercise price of $0.57 for a total cash consideration of approximately $10,000.
ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.
THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY’S ANNUAL REPORT ON FORM 10-KSB FILED ON MARCH 31, 2006.
Overview
Through our wholly-owned subsidiary Guru Denim, Inc., we design, develop, manufacture, market, distribute and sell high fashion jeans and other apparel. We currently manufacture, market, distribute and sell apparel under the brand name “True Religion Brand Jeans” including jeans, skirts, denim jackets and tops in the United States, Canada, the United Kingdom, Europe, Mexico and Japan.
As disclosed in Note 1 in the Notes to the Unaudited Consolidated Financial Statements we implemented the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 123R, “Share-Based Payments.” In the three months ended March 31, 2006, the total share-based compensation expense was $1,537,000, of which $130,700 was related to stock options, $84,800 related to the acceleration of the vesting provisions of certain options of a former employee and $1,321,500 related to restricted stock awards. The distribution of this expense was to general and administrative expense.
Financial Condition, Liquidity and Capital Resources
At March 31, 2006, we had a working capital surplus of $44,767,001.
At March 31, 2006, our total assets consisted of $54,125,202 of which $21,223,827 was cash and marketable securities.
At March 31, 2006, our total liabilities were $8,220,743.
Assets. Our current assets totaled $52,834,744 at March 31, 2006. Total assets were $54,125,202 at March 31, 2006. The increase in current assets is primarily due to the growth in factored receivables, accounts receivable, inventory and the generation of cash. At March 31, 2006, our assets consisted primarily; cash and marketable securities totaling $21,223,827, inventory of $11,290,234, net accounts receivable totaling $6,682,732, and amounts due from our factor of $12,121,581. Elevated first quarter inventory levels were a result of ongoing inventory build-up to support strong product demand in future quarters. We are comfortable with an inventory level range of between $10 and $12 million as sales continue to increase. We had a sales order backlog of approximately $35 million at April 30, 2006; we believe that most of this backlog should ship in the second and third quarters of 2006.
Liabilities and Working Capital. Our current liabilities totaled $8,067,743 at March 31, 2006. This resulted in working capital of $44,767,001 at March 31, 2006. We had no long term debt. Liabilities primarily consist of; accounts payable and accrued expenses, income taxes payable and accrued compensation expenses. Accounts payable and accrued expenses were $4,570,035, down from $6,723,701 as of December 31, 2005, the decline is primarily attributable to the resolution of the Canouse litigation, which had previously been accrued, and the release of a $2.1 million related liability recorded in 2005.
Cash Requirements and Additional Funding. We generated financial growth primarily through cash flows provided by operating activities. Cash flows provided by operating activities for the three months ended March 31, 2006 generated $5,920,156 and $1,197,658 for the three months ended March 31, 2005. Cash and cash equivalents jumped by $4,967,958 (118%) from $4,221,697 at March 31, 2005 to $9,189,655 at March 31, 2006. The dramatic jump in cash, net of purchases of over $6,000,000 in marketable securities, is a reflection of the strong growth of the brand coupled with an increase in gross margins. Cash and cash equivalents decreased by $246,977 from $9,436,632 at December 31, 2005 to $9,189,655 at March 31, 2006. The decrease in cash is attributable solely to the ongoing transfer of surplus cash into marketable securities in order to realize a greater return on capital. We continue to generate cash from operating activities and we plan to be able to finance growth from operations. We plan to finance our capital expenditures, consisting of computers, furniture and equipment from operations. Cash generated by ongoing operations, plus cash and marketable securities as of March 31, 2006 is more than sufficient to sustain us for the coming twelve months.
Results of Operations
The Three Months Ended March 31, 2006 Compared to March 31, 2005
We recorded sales, net of intercompany eliminations; of $35,608,805 for the three months ended March 31, 2006 compared to $20,107,953 for the three months ended March 31, 2005, an increase of $15,500,852 (77%). All of these sales were of our True Religion Brand apparel. Gross profit for the three months ended March 31, 2006 was $18,776,270, or 53% compared to $10,223,659 or 51% for the same period in 2005. The gross margin percentage has stabilized within our target range of 50-52%. As we continue to roll-out retail stores we anticipate our gross margin to increase. We currently have two main contract manufacturers in Los Angeles plus a third contract manufacturer in Mexico and we believe we can meet our current production needs. The increase in sales and gross profit is due primarily to the growth of our brand and our markets. In the three months ended March 31, 2006, much of our sales were made in the United States, Japan, Canada, Europe and the United Kingdom. During the three months ended March 31, 2006 sales to department stores, including Bloomingdale’s, Nieman Marcus, Nordstrom and Saks Fifth Avenue, equaled 33% of sales made in the United States. Domestic sales continue to accelerate and major department stores expand their premium denim lines and True Religion captures an increasing percentage of that business. For the coming twelve month period, we anticipate domestic sales to continue to grow as additional market penetration is achieved in the South and Midwest sections of North America.
Retail expense increased from $0 to $113,375 representing the staffing and ongoing development of the True Religion retail model. Retail expenses primarily consist of: payroll expense, rent, depreciation/amortization and credit card fees. It is anticipated that as more retail outlets are opened, that retail expenses will continue to increase.
Selling and shipping expenses totaled $3,873,880 for the three months ending March 31, 2006, compared to $1,877,083 for the three months ended March 31, 2005, an increase of $1,996,797 (106%). The increase is attributable to the growth in sales volume (77%), coupled with the ongoing hiring of additional design, customer service and marketing personnel to provide a stronger management infrastructure to support continued high growth in the future. Components of our selling and shipping expenses include; sales commissions $2,196,037 during the three months ended March 31, 2006, versus $949,705 during the three months ended March 31, 2005 Salaries for design personnel, patternmakers, sample sewers, production staff, quality control staff and warehouse staff totaled $1,298,382 for the three months ended March 31, 2006, as opposed to $296,939 for the three months ended March 31, 2005 reflecting the ongoing addition of design professionals to grow the offerings of the True Religion apparel line.

General and administrative expenses for the three months ending March 31, 2006 totaled $4,220,683 as compared to $1,839,645 for the three months ended March 31, 2005 an increase of $2,341,038 (127%). The increase is partially comprised of legal fees associated with the case involving Mr. Canouse and the Indigo Group USA, as well as those expenses associated with ongoing compliance to the Sarbanes-Oxley Act of 2002. Recognition of stock compensation expense in associated with SFAS 123(R), including restricted stock compensation expense, increased by more than $1,400,000 compared with the same period in 2005. Salary to our executive officers, including unpaid bonus accruals, increased to approximately $683,000 during the three months ended March 31, 2006 from $400,000 for the three months ended March 31, 2005. The increase was primarily attributable to an increase in the salary levels of our officers partially offset by a modification of the bonus plans for those same individuals which resulted in a reduction in the calculation of bonus compensation.
The net income before income taxes for the three months ended March 31, 2006 increased to $10,643,181 from $6,503,820 for the three months ended March 31, 2005, an increase of $4,179,361 (64%). The increase in net income is due primarily to the large increase in sales of True Religion Brand Jeans, in North America at major department stores. Net income after provision for income taxes for the three months ended March 31, 2006 and 2005 was $6,471,181 and $3,832,294, respectively.
Off Balance-Sheet Arrangements
On December 20, 2004, Guru Denim Inc. entered into a factoring agreement with Merchant Factors Corp., a reseller of the factor services of the CIT Group, effective January 3, 2005. The factoring agreement with Merchant Factors Corp. is for a one year term and will automatically renew after the first year on a month-to-month basis unless terminated by Guru Denim on 60 days notice, which Guru Denim may give only after the end of the first year. On July 1, 2005 the Company agreed to extend the duration of its factor agreement with Merchant Factors Corp. to December 31, 2006 and Merchant Factors Corp. agreed to a change in the fees. Under the revised factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.70% (down from 0.75%) of the gross invoice amount of each account receivable and agreed to advance funds at a rate of prime plus 0.5% (down from 1.0%).
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
Our Plan for Operations in 2006
We have begun to demonstrate our leadership position to the market, both in the United States and overseas. The premium denim market remains highly competitive; however, we are beginning to increase our market share. Certain of our competitors have exited the higher end of the premium market and have announced lower prices and are targeting the low $100 range. In contrast, we have held our prices in the $170-$200+ range with no wholesale price erosion. Our brand continues to have strong broad-based appeal and has captured increased shelf space and square footage in major department and specialty stores.
We plan to continue selling denim and non-denim products under the label True Religion Brand Jeans. We plan to continue to broaden our product line during 2006 introducing a broader selection of skirts, t-shirts, knits and other sportswear, cotton twill pants for Summer. Later in the year, we will be showing a collection focusing on a down-filled parka and vests with corduroy-contrast yokes. We forecast 25% non-denim product sales for full year 2006 and achieved 22% for the three months ended March 31, 2006. For the full year 2006, we forecast that U.S. sales will account for approximately 60% of total sales, and international sales for approximately 40%, with our gross profit margin remaining in the 50-52% range.

Men’s sales for the quarter ending March 31, 2006 rose to 28.5% of total sales versus 26.5% in the first quarter of last year and we believe that what began as a women’s business featuring low-rise, well fitting jeans will continue to attract an increasing number of fashionable men.
During 2006, we are focusing on cleaner washes and narrow, skinny-leg styles denim bottoms, while continuing to develop exciting embroidery, patches and needlework on our existing Billy, Joey and Bobby products. We see the skinny-leg trend strong for the year 2006 but forecast a shift back to flairs and bell-bottoms in late 2007. We will evaluate licensing arrangements for product categories we are unable to produce ourselves and hope to finalize such arrangements by year-end.
As our business develops, we are building the technological and personnel infrastructure to be prepared for further fast growth. Most significantly this past quarter, we hired Michael Buckley, as President. Michael comes to us by way of Diesel® and Ben Sherman® and will help us achieve our mission of becoming a vertically-integrated global lifestyle brand.
In December 2005, we opened our first company-owned retail store selling the full line of True Religion Brand Jeans products in Manhattan Beach, California. The store has exceeded performance expectations in 2006. We are in active negotiations with other property owners and plan to open 3 or more stores during fiscal 2006. Using this direct sales channel boosts the gross margin to the range of 75-78% and the operating margin jumps from 26% to an estimated 45%.
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
Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns have not been significant; however we have do accrue for estimated sales returns and other allowances in the period in which the related revenue is recognized.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using the modified prospective transition method. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company considers its policies related to share-based compensation to be a critical accounting policy.
Forward Looking Statements
Some statements in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about True Religion’s estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements. True Religion uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Factors that could cause these differences include, but are not limited to those set forth under Item 1. — Risk Factors in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Caution should be taken not to place undue reliance on the Company’s forward-looking statements, which represent the Company’s views only as of the date this report is filed. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
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
As of March 31, 2006, Jeffrey Lubell, our Chairman of the Board and Chief Executive Officer, and his wife beneficially owned 38% of our outstanding common stock. Therefore, Mr. Lubell is effectively able to control matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Lubell also has control over our management and affairs. As a result of such control, certain transactions are effectively not possible without the approval of Mr. Lubell, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.
We are still exposed to potential risks from recent legislation requiring public companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.
We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring additional expenses and, to a lesser extent, diverting management’s time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with the annual report for the fiscal year ended December 31, 2007, our management is required under Section 404 to furnish a report regarding its internal controls over financial reporting. We will become an “accelerated filer” as of the beginning of the fiscal year ended December 31, 2006, which accelerates our compliance date to the annual report for the fiscal year ended December 31, 2006. We have implemented processes documenting and evaluating our system of internal controls. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of March 31, 2006, we had funds invested in auction rate corporate paper, which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments were treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value. Due to the nature of this investment, we are not subject to significant market rate risk.
We have no outstanding debt at March 31, 2006, and are therefore not subject to material interest rate risk.
ITEM 4. Controls and Procedures
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
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and our company’s principal financial officer. Based upon that evaluation, our company’s management had concluded at December 31, 2005 that there was a material weakness in our company’s disclosure controls and procedures effective as of the end of the period covered by that report. The material weakness that our management had identified appears to be due to a lack of qualified personnel to work with our principal financial officer in accumulating and communicating information to our management in time to ensure timely disclosure as required by the securities laws. This weakness is due, in large part, to our rapid growth over the year ended December 31, 2005 and to date without a corresponding increase in personnel to address the additional workload. We have taken the following steps as of March 31, 2006 to correct this previously identified weakness:
•	On October 26, 2005, hired a qualified executive assistant on a full-time basis to assist its principal financial officer in performing his duties.

•	On March 10, 2006, extended an offer of employment to senior-level CPA with an extensive SEC reporting and compliance background. This individual started with the Company on April 17, 2006 in the role of Vice President — Finance and Accounting and will oversee the internal and external financial reporting and analysis.
Based on these two new hires and their ongoing contributions to the accounting and finance functions, we have deemed the previously identified material weakness to have been remediated.
Internal Control over Financial Reporting
The changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting have been discussed above. The Company has no plans to make further changes to its internal control environment during the remainder of 2006.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
Joseph C. Canouse
On March 21, 2006, True Religion Apparel, Inc. (the “Company”) and Joseph C. Canouse (“Canouse”) entered into a Settlement Agreement and General Release that resolved all legal issues between Canouse and the Company related to a services agreement dated February 26, 2004.

Under the settlement agreement, the Company agreed to pay Canouse $100,000 in cash and to issue to him 100,000 shares of the Company’s common stock (the “Shares”). Canouse agreed to dismiss his lawsuit against the Company and to release the Company from all claims arising out of or related to the circumstances that gave rise to the lawsuit. Canouse further agreed to be subject to a five-year standstill period during which he will not acquire or cause to be acquired any assets, businesses, securities, or rights of the Company, or options to acquire such rights, or take certain stockholder actions. In connection with the issuance of the Shares, on May 1, 2006 the Company filed a Form S-3 registration statement with the Securities and Exchange Commission for the registration of the resale of the Shares. The Company had previously taken a one-time, non-cash charge of $2.1 million in the fiscal fourth quarter of 2005 and had accrued $100,000 for the proposed legal settlement.
Indigo Group USA, Inc.
On April 28, 2005 Guru Denim, Inc., the wholly owned subsidiary of True Religion Apparel, Inc., terminated its Manufacturer’s Agreement dated September 15, 2004 with The Indigo Group USA, Inc., based upon The Indigo Group USA, Inc. failure to cure multiple defaults under the Manufacturer’s Agreement. The Indigo Group USA Inc. believes that it is not in breach of the Manufacturer’s Agreement and on April 29, 2005 Guru Denim, Inc. received a letter requesting the dispute go to Arbitration, a provision under paragraph 11 of the Agreement. The Indigo Group USA, Inc. contends that it lost $1.6 million in profits on 156,000 pairs of jeans not manufactured under the Agreement. Guru Denim, Inc. believes that The Indigo Group USA, Inc. failed to perform under the Agreement. Evidentiary proceedings in the matter took place in March 2006 and have been concluded. The Company has submitted a brief summarizing its defense of the matter to the arbitrator. The Company denies any liability in the matter and will continue to defend itself vigorously.
ITEM 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part 1, Item 1 Risk Factors in our Annual Report on Form 10-K, for the year ended December 31, 2005.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company entered into a Settlement Agreement and General Release dated March 21, 2006 with Joseph C. Canouse, pursuant to which the Company issued 100,000 shares of its common stock and $100,000 in cash to Canouse in consideration of the dismissal of his lawsuit against the Company, a general release from all claims arising out of or related to the circumstances that gave rise to the lawsuit, and Canouse’s agreement to be subject to a five-year standstill period during which he will not acquire or cause to be acquired any assets, businesses, securities, or rights of the Company, or options to acquire such rights, or take certain stockholder actions. The issuances of such securities were effected in reliance upon exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933. Pursuant to such exemption, offers and sales of securities not involving a public offering may be made without registration under the Securities Act.
Subsequent to the three months ended March 31, 2006, the Company issued approximately 12,500 shares of its common stock pursuant to the exercise of options to purchase common stock to officers and employees at an average exercise price of $0.48 for a total cash consideration of approximately $6,000.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits.
The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated August 18, 2005, by and between the Registrant and True Religion Apparel, Inc., a Nevada corporation and the Registrant’s predecessor in interest (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

3.4	Bylaw (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Common Stock Certificate (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

(10)	Material Contracts

10.1	Settlement Agreement and Mutual General Release with The Indigo Group USA and Jeremy Lew (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)

10.2	Manufacturer’s Agreement with The Indigo Group, USA (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)

10.3	Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim Inc. (incorporated by reference from our Form 10-KSB/A filed on April 6, 2005)

10.5	True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed on July 22, 2005)

10.6	Standard Single-Tenant Sublease dated July 5, 2005 between L.A. Fabric Imports, Inc. and Guru Denim, Inc. for 1557 Rio Vista Avenue, Los Angeles, California (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005)

10.7	Form of Indemnification Agreement between True Religion Apparel, Inc. and its officers and directors. (incorporated by reference from our Form 10-QSB Quarterly Report Filed November 15, 2005)

10.8	Employment Agreement dated January 4, 2006, by and between True Religion Apparel, Inc. and Jeffrey Lubell (incorporated by reference from our Form 8-K Current Report filed January 10, 2006)

10.9	Employment Agreement dated January 4, 2006, by and between True Religion Apparel, Inc. and Charles Lesser (incorporated by reference from our Form 8-K Current Report filed January 10, 2006)

10.10	Employment Agreement dated January 4, 2006, by and between True Religion Apparel, Inc. and Kymberly Lubell (incorporated by reference from our Form 8-K Current Report filed January 10, 2006)

10.11	Employment Agreement dated April 12, 2006, by and between True Religion Apparel, Inc. and Michael Buckley (incorporated by reference from our Form 8-K Current Report filed April 14, 2006)

10.12	Lease Agreement dated May 28, 2004, by and among True Religion Apparel, Inc., Guru Denim, Inc. and Rio Vista Industrial Investments, LLC for 1525-1535 Rio Vista Avenue, Los Angeles, California (incorporated by reference from our Form 10-KSB Annual Report filed March 31, 2006)

10.13	Settlement Agreement and General Release dated March 21, 2006, by and between True Religion Apparel, Inc. and Joseph C. Canouse (incorporated by reference from our Form 10-KSB Annual Report filed March 31, 2006)

(32)	Section 906 Certifications

Exhibit
Number	Description

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.
By:	/s/ JEFFREY LUBELL
Jeffrey Lubell, President, CEO, and Director
(Principal Executive Officer)

Date: May 15, 2006

By:	/s/ CHARLES A. LESSER
Charles A. Lesser, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2006