Form 10-Q
period 2006-06-30
TRUE RELIGION APPAREL INC
filed 2006-08-14
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly report period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ☐ to ☐

              Commission File Number: 000-51483

TRUE RELIGION APPAREL, INC.
(Exact name of registrant specified in its charter)

DELAWARE	98-0352633
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1525 Rio Vista Avenue Los Angeles CA 90023
(Address of Principal Executive Offices)

(323) 266-3072
Issuer’stelephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of August 10, 2006 there were 22,963,197 common shares outstanding.

PART I— FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash	$10,443,247	$9,436,632
Marketable securities	20,168,867	5,970,486
Accounts receivable, net of allowances of $500,000 and $478,719, respectively	4,401,597	7,795,524
Due from factor, net of charge backs and other deductions (Note 2)	9,647,637	6,722,496
Vendors receivable	133,497	310,000
Inventory	11,264,701	10,052,748
Deferred tax asset	683,000	1,989,000
Stock subscription receivable	—	68,080
Prepaid income taxes	652,157	—
Prepaid expenses and other current assets	402,166	409,985

Total current assets	57,796,869	42,754,951

Property and equipment, net of accumulated depreciation	1,035,863	982,672
Deposits and other assets	281,124	254,068

TOTAL ASSETS	$59,113,856	$43,991,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,821,780	$6,723,701
Accrued payroll, vacation and bonus expense	329,778	157,220
Accrued customer credits	161,000	91,000
Accrued incentive compensation	462,958	355,321
Income taxes payable	—	1,237,443
Deferred tax liability	153,000	134,000
Total current liabilities	7,928,516	8,698,685

Commitments and Contingencies (Note 8)	—	—

Stockholders’ Equity:
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, 0 issued and outstanding, respectively	—	—
Common Stock, $.0001 par value, 80,000,000 shares authorized, 22,864,032 and 22,207,865 issued and outstanding, respectively	22,873	22,217
Additional paid in capital	16,057,787	11,569,224

Retained earnings	35,104,680	23,701,565
Total Stockholders’ Equity	51,185,340	35,293,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,113,856	$43,991,691

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three months Ended June 30,		Six months Ended June 30,
	2006	2005	2006	2005

Sales	$30,734,475	$22,003,367	$66,343,280	$42,111,320
Cost of Sales	14,382,398	11,070,979	31,214,932	20,955,273

Gross Profit	16,352,077	10,932,388	35,128,348	21,156,047
Costs and Expenses:
Retail	104,374	-	217,749	-
Selling and shipping	3,611,978	2,114,712	7,485,858	3,991,795
General and administrative	2,816,075	2,157,363	7,036,758	4,000,119
	6,532,427	4,272,075	14,740,365	7,991,914
Net Income from Operations	9,819,650	6,660,313	20,387,983	13,164,133
Other (Income)/Expense:
Settlement expense	1,950,000	-	1,950,000	-
Other Comprehensive Income	(82,522)	-	(92,313)	-
Interest Income (net)	(31,239)	-	(106,088)	-

Total Other (Income) Expense	1,836,239	-	1,693,871	-
Net Income before Provision for
Income Taxes	7,983,411	6,660,313	18,694,113	13,164,133
Provision for Income Taxes	3,119,000	2,397,639	7,291,000	5,069,165
Net Income	4,864,411	$4,262,674	$11,345,384	$8,094,968
Unrealized gain on marketable securities:	$67,520	-	57,729	-
Net Income per share — Basic	$0.22	$0.20	$0.50	$0.38
Net Income per share — Diluted	$0.22	$0.18	$0.49	$0.35
Weighted average shares outstanding- basic	22,801,000	21,508,000	22,628,000	21,299,000
Weighted average shares outstanding- diluted	23,404,000	22,806,000	23,502,000	23,062,500

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,403,113	$8,094,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,255	71,143
Provision for bad debt	93,718	33,473
Non-cash compensation expense	1,534,093	1,155,906
Common stock issued for services	2,104,000	40,375
Non-cash stock option expense	250,950	-
Employee option acceleration expense	84,800	-
Deferred taxes	1,325,000	(52,541)
Realized gain on marketable securities	(53,749)	-
Unrealized gain on marketable securities	57,729	-
Changes in assets and liabilities:
(Increase) Decrease in assets
Accounts Receivable	3,300,208	(1,981,138)
Due from Factor	(2,925,141)	(1,724,954)
Inventory	(1,211,955)	(4,707,966)
Vendors receivable	176,504	-
Stock subscription receivable	68,080	-
Deferred tax asset	-	-
Prepaid income taxes	-	(1,185,459)
Prepaid expenses and other current assets	7,817	(174,919)
Deposits and other assets	(31,702)	(127,810)

Increase (Decrease) in liabilities
Accounts payable and accrued expenses	98,079	1,520,324
Accrued payroll, vacation and bonus expense	172,558	0
Accrued incentive compensation payable	107,636	65,793
Accrued customer credits	70,000	49,000
Income taxes payable	(1,472,600)	1,336,067

Net cash provided by operating activities	15,321,393	2,412,262

CASH FLOWS (USED IN) INVESTMENT ACTIVITIES:
Purchase of equipment and trademarks	(210,797)	(156,192)
Purchase of marketable securities - break out between purchases and sales	(14,202,361)	-
Net cash (used in) investing activities	(14,413,158)	(156,192)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	98,380	578,232

Net cash provided by financing activities	98,380	578,232

Net increase in cash	1,006,615	2,834,302
Cash, beginning of period	$9,436,632	$2,946,058

Cash, end of period	$10,443,247	$5,780,360

Supplemental disclosure of cash flow information:
Interest Paid	$0	$7,215
Taxes Paid	$5,930,000	$4,972,000

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2006 (unaudited)

NOTE 1 — BASIS OF PRESENTATION

Description of Our Company
True Religion Apparel, Inc. designs, manufactures, markets and distributes high-fashion denim jeans and other apparel including skirts, shorts, jackets, sweat suits, T-shirts and knitwear which are sold throughout the world. During the six months ended June 30, 2006, domestic sales represented approximately 75% and foreign sales represented approximately 25%, respectively, of our overall sales. We consider our activities to be one business segment although we have one retail store located in Manhattan Beach, California.

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited consolidated financial statements for the interim periods ended June 30, 2006 and 2005, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, and other accounting entries as described herein. The Consolidated Balance Sheet as of December 31, 2005, has been derived from the Company’s audited financial statements as of that date. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial results for the Company and apparel companies, in general, are seasonal in nature. Historically, the Company’s third and fourth fiscal quarters have been more profitable than its first and second fiscal quarters. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the True Religion Annual Report on Form 10-KSB for the year ended December 31, 2005.

Marketable Securities
Marketable securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses, shown under the caption “unrealized holding gains/(losses)”, included as a component of accumulated other comprehensive income. Individual securities classified as available for sale are reduced to net realizable value by a charge to income for other than temporary declines in fair value. Realized gains and losses are determined on a specific identification method and are reflected in income.

Revenue Recognition
The Company expenses shipping and handling costs as incurred and includes the expense in the costs of sales. Shipping costs recovered from customers are recorded as freight revenue and included in net sales.

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials when incurred. Advertising expense for the six months ended June 30, 2006 and 2005 amounted to approximately $190,000 and $244,000, respectively.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided a company has not yet issued financial statements, including interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operation, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment to FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS No. 156 is not expected to have an impact on our financial position, results of operations or cash flows.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We expect to adopt this FIN 48 in the first quarter of 2007, and we are currently reviewing FIN 48 and evaluating its potential impact.

NOTE 2 — Due From Factor, Net of Chargebacks and Other Deductions

The Company uses a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.70% of the gross invoice amount of each account receivable. At June 30, 2006 items subject to recourse totaled approximately $101,000. Effective July 1, 2006 the factoring commission will become 0.60% of the gross invoice amount of each account receivable.

The Company can draw advances from the factor based on a pre-determined percentage of accounts receivable sold. The Company is contingently liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factor holds as security substantially all assets of the Company. On June 8, 2005, the Company extended the duration of its factoring agreement until December 2, 2007.

Due from factor, net of advances, as presented in the balance sheet at June 30, 2006 and December 31, 2005 is summarized below:

	June 30, 2006(unaudited)	December 31, 2005
Outstanding factored receivables	$9,442,488	$6,397,179
Matured Funds	-	20,666
Assignments in transit	893,149	989,953
	10,335,637	7,407,798
Funds advanced	-	(215,302)
Reserves for chargebacks and other deductions	(688,000)	(470,000)
Due from factor, net of chargebacks, other deductions and advances	$9,647,637	$6,722,496

NOTE 3 — Inventory

Inventory consisted of the following:

	June 30, 2006(unaudited)	December 31, 2005
Finished Goods	$7,770,195	$7,630,869
Work-in-Progress	3,494,506	2,421,879

	11,264,701	10,052,748

NOTE 4 — Property and Equipment

A summary is as follows:

	June 30, 2006(unaudited)	December 31, 2005
Computers and other equipment	$582,516	$464,029
Furniture and Fixtures	67,297	64,293
Leasehold Improvements	381,180	422,659
Trade Show booths	372,553	250,228
Total Property and equipment	1,403,546	1,201,209
Less: Accumulated depreciation	367,683	218,537
	$1,035,863	$982,672

Depreciation and amortization expense for the six months ended June 30, 2006 and 2005 were $162,255, including $13,109 in amortization related to trademarks, and $71,143, respectively.

NOTE 5 — Accounts Payable - Major Vendors

Purchases from two suppliers amounted to approximately $28,000,000 for the six months ended June 30, 2006. Included in accounts payable and accrued expenses is approximately $2,453,000 due to these suppliers.

NOTE 6 — Accrued Bonus Compensation

As part of their employment agreements, the Chief Executive Officer, Chief Financial Officer, President and Vice President - Women’s Design, are eligible to earn incentive compensation.

Pursuant to the CEO’s Agreement, Mr. Lubell will be eligible to earn an annual performance bonus in 2006 based on the Company’s earnings before interest and taxes and is calculated as net income plus interest expense plus tax expense (“EBIT”). If EBIT is between $36.8 million and $46 million, Mr. Lubell will receive an amount interpolated between 2% and 4% of EBIT. If EBIT is more than $46 million, Mr. Lubell will receive an amount equal to 4% of EBIT. If EBIT is less than $36.8 million, no bonus will be paid. The maximum amount of bonus payable is $5 million. The amount of bonus and target performance goals in future years shall be determined by the Company’s compensation committee.

Pursuant to the President’s Agreement, Mr. Buckley will be eligible to earn an annual performance bonus in 2006 based on EBIT. If EBIT is between $36.8 million and $69 million, Mr. Buckley will receive an amount interpolated between 50% and 200% of his base salary. If EBIT is more than $69 million, Mr. Buckley will receive a maximum bonus of $800,000. If EBIT is less than $36.8 million, no bonus will be paid. Bonus for 2006 is prorated based upon length of service. The amount of bonus and target performance goals in future years will be determined by the Company’s compensation committee.

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

Pursuant to the VP - Women’s Design’s Agreement, Ms. Lubell will be eligible to earn an annual performance bonus in 2006 based on EBIT. If EBIT is between $36.8 million and $69 million, Ms. Lubell will receive an amount interpolated between 27.5% and 165% of her base salary. If EBIT is more than $69 million, Ms. Lubell will receive a maximum bonus of $495,000. If EBIT is less than $36.8 million, no bonus will be paid. The amount of bonus and target performance goals in future years will be determined by the Company’s compensation committee.

For the six months ended June 30, 2006 and 2005 accrued bonus compensation totaled $462,958 and $0, respectively. Bonuses are paid within 45 days of the close of the Company’s fiscal year.

NOTE 7 — Common Stock

Share-Based Compensation
The Company has a single share-based compensation plan covering its employees. Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, share-based compensation has been included in pro forma disclosures in the financial statement footnotes in prior periods.

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

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), prior to January 1, 2006:

Six months ended June 30, 2005(unaudited)
Net income, as reported	$8,094,968
Less: pro forma stock option compensation expense, net of tax	(198,600)
Pro forma net income	$7,896,368
Earnings per share:
Basic - as reported	$0.38
Basic - pro forma	0.35
Diluted - as reported	0.35
Diluted - pro forma	0.34

Stock Incentive Plan
On June 16, 2005, the Company’s Board of Directors approved the True Religion Apparel, Inc. 2005 Stock Incentive Plan, or 2005 Incentive Plan. The Company had two other stock-based incentive programs, the 2004 Option Plan, and the 2004 Equity Plan. The 2004 Option Plan and the 2004 Equity Plan are referred to as the “prior plans.” The 2005 Incentive Plan amends and restates our prior plans and serves as the successor program to the prior plans. An additional 1,211,723 shares was reserved under the 2005 Incentive Plan. All option grants have a term of 10 years, with most requiring an additional 2-3 year service period in order to achieve full vesting of the grant. There were no options granted during the six months ended June 30, 2006. There were no option grants during the year 2005. Currently, the Company does not issue option grants to its employees, officers and directors. At the present time, the Company issues restricted stock awards as incentive compensation to employees, officers and directors.

As of June 30, 2006, 2,473,666 shares of our common stock were issued under the plan, of which options to purchase 1,228,329 of these shares were outstanding. Since the inception of the prior plans, 1,212,004 shares of common stock have been issued upon the exercise of options granted under the prior plans at an average exercise price per share of $0.87.

2006 aggregated information regarding the Company’s fixed stock option plans is summarized below:

	Options	Wtd. Average exercise price	Wtd. average contractual term	Aggregate intrinsic value

Outstanding December 31, 2005	1,341,996	$1.16
Granted	0	-
Exercised	(113,667)	$0.87
Cancelled/ Expired	0	-
Outstanding June 30, 2006	1,228,329	$1.53
Vested during the period of January 1 - June 30, 2006	75,000	$0.48		$1,291,500
Total Exercisable at June 30, 2006	572,665	$1.76	1.67	$9,128,762

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The following weighted-average assumptions were used for grants made under the fixed option plans for the current and prior year:

	Year ended June 30, 2006	Year ended December 31, 2005

Expected stock volatility	112%	93-143%

Expected life of option (years)	10	10-Feb

Weighted average risk-free interest rate	5%	5%

Expected dividend yield	0%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility. For 2006 and 2005, the Company has relied on observations of both historical volatility trends as well as implied future volatility observations. For stock option grants, the Company utilized expected volatility based on the expected life of the option. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different option recipients. The risk-free interest rates used, were 5% for the second quarter 2006 and 5% for all of 2005.

On January 4, 2006 the Company granted 255,000 restricted shares to three officer employees as long term incentive compensation. The grant of shares for each employee is structured such that 25% vested on January 4, 2006, 50% vest on January 4, 2007 and 25% on January 4, 2008. The fair market value (“FMV”) of each share was $16.86 on that date and the Company has valued the grants in the amount of $4,299,300.

On February 13, 2006 the Company granted 20,000 shares to three employees as long term incentive compensation. The grant of shares for each employee is structured such that 25% vested on February 13, 2006, 50% vest on February 13, 2007 and 25% on February 13, 2008. The FMV of each share was $19.73 on that date and the Company has valued the grants in the amount of $394,600.

On various dates throughout the three months ended June 30, 2006 the Company granted 127,000 shares to five employees as long term incentive compensation. The grant of 125,000 shares is structured such that 33% vests on the first anniversary of the date of the grant, 33% on the second anniversary and 34% on the third anniversary. The grant of 2,000 shares is structured such that 25% vested on April 17, 2006, 50% vest on April 17, 2007 and 25% on April 17, 2008. The FMV of each share was determined on the date the grant was made and the Company has valued the grants in the amount of $2,321,720.

On June 15, 2006, the Company granted 13,500 shares to the directors and an outside consultant to the Company. The grant for such shares is structured such that 33% vests on June 15, 2007, 33% on June 15, 2008 and 34% on June 15, 2009. The FMV of each share was $17.35 and the Company has valued the grant in the amount of $234,225. Pursuant to Emerging Issues Task Force (“EITF”) Abstract 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company has elected to measure the fair value of the equity instruments of the grant to the outside consultant using the stock price on the date of issuance. Additionally, pursuant to EITF 96-18 changes in those lowest aggregate fair values between those interim reporting dates was calculated and found to be immaterial.

In all instances, those shares not vested are escrowed with the Company. In the event that the employee or officer is not employed with the Company at the vesting date, the unvested shares are forfeited.

The Company reviewed the authoritative literature regarding stock-based compensation including SFAS 123 (R) ‘Share Based Payments’. The Company is using the fair value method to determine the valuation of the restricted share awards and is measuring the awards at the dates of grant. As stated above, the only condition attached to the shares is continued service with the Company. Under SFAS 123 (R) the fair value of stock based compensation is recognized over the employee’s service period. In this case the service periods are January 4, 2006-June 15, 2009. The Company uses the straight line method to record the expense associated with these grants, ensuring that at any point the vested portion is expensed. As of June 30, 2006 the Company has recognized $1,534,090. The Company expects currently estimates that share-based compensation expense related to common stock grants will be approximately $3,300,000 for the full year 2006, before income taxes.

Aggregate information regarding the Company’s restricted stock awards for the period of December 31, 2005 through June 30, 2006 is summarized below:

	Shares	Wtd. Average Issue price	Wtd. average contractual term	Expense recorded

Issued and Outstanding December 31, 2005	27,000	$13.50
Granted	442,500	17.41
Forfeited	0	-
Issued and Outstanding June 30, 2006	469,500	$17.19
Total unvested at June 30, 2006	400,250	$17.19
Total vested at June 30, 2006	69,250	$17.04	1.42	$1,534,090

The unaudited Consolidated Statements of Income for the six months ended June 30, 2006 and 2005 reflects share-based compensation cost of $1,869,840 and $30,375, respectively. The $1,869,840 is comprised of $250,950 related to stock options, $84,800 related to the acceleration of the vesting provisions of options of a former employee and $1,534,090 related to vested restricted stock awards. The distribution of this expense was to general and administrative expense. The total tax benefit recognized from share-based compensation arrangements for the six months ended June 30, 2006 and 2005, was $417,000 and $3,197,097, respectively. The Company’s earnings before income taxes and net earnings for three and six months ended June 30, 2006 were reduced by $130,700 and $250,950, respectively for expense related to the recognition of stock option expense in conformity with SFAS 123(R) and $84,800 related to the acceleration of the vesting provision of certain stock options which were exercised as of June 30, 2006, compared to the previous accounting method under APB 25. Net income per share, basic and diluted, was reduced for the three and six months ended June 30, 2006 by $.00 and $.01, respectively, compared to the previous accounting under APB 25.

During the six months ended June 30, 2006, the Company issued 113,667 shares of its common stock pursuant to the exercise of options to purchase common stock to officers and employees at an average exercise price of $0.87 for a total cash consideration of approximately $98,380.

The Company received a tax benefit in the approximate amount of $417,000 arising from the exercise and sale by employees of 56,167 stock options during the six months ending June 30, 2006. The effect of these employee exercises and sales creates taxable income for these employees and gives rise to a tax deduction for the Company and generates a tax saving to the Company, at the Company’s combined tax rate of approximately 43%. No income tax benefit is realized until the employee sells the shares related to the option exercise.

NOTE 8 — Commitments and Contingencies

On May 17, 2006, the Company entered into a lease for approximately 119,000 square feet of combined office and warehouse space located at 2263 E. Vernon Ave., Vernon, California at a monthly rent of $60,790. The lease commenced May 4, 2006 and expires June 30, 2011. Guru Denim, Inc. will relocate all of its business activities to this facility throughout the remainder of the year 2006. The Company intends to conduct virtually all of the executive, administrative, design, warehouse and shipping functions of True Religion Apparel, Inc. from this facility by March 31, 2007.

The table below sets forth our lease obligations through 2011 (unaudited);

Year ending December 31,
2006	$536,000
2007	970,000
2008	820,000
2009	837,000
2010	852,000
2011	400,000
$4,415,000

On March 7, 2005 the Company entered into a web services site agreement with Onestop Internet, Inc. of Los Angeles, California to build, test, administer and maintain an e-commerce website to sell True Religion Brand Jeans on the Internet. Under the Agreement, Onestop has agreed to warehouse product inventory and be responsible for marketing, order fulfillment and collection of funds. The Company will receive 75% of gross sales from sales of True Religion Brand Jeans, less credit card processing fees. During the six months ended June 30, 2006 and 2005 total proceeds were approximately $1,335,000 and $125,000, respectively, with net proceeds of approximately $1,000,000 and $90,000, respectively.

The Company has no capitalized lease obligations.

NOTE 9 — Concentrations of Certain Risks

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, marketable securities and accounts receivable. The Company extends credit to customers located throughout North America, whose sales invoices have not been sold to the Company’s factor, based upon an evaluation of the customer’s financial condition and credit history (Note 2). The majority of the Company’s customers located outside of North America pay on a cash in advance basis. With more than 1,000 domestic retail and distribution accounts, we consider credit risk to be limited due to the Company’s large and diversified international and domestic customer base. For the six months ended June 30, 2006 the Company’s five largest customers comprised 36% of net sales.

Revenue and accounts receivable from significant customers, who in any one or more of the years shown accounted for 10% or more of the Company’s revenue for the six months ended June 30, 2006 and 2005 were as follows:

	For the six months ended June 30, 2006		For the six months ended June 30, 2005
	% of	% of A/R,	% of	% of A/R,
	Revenue	Net	Revenue	Net

ComCompany A	10%	61%	30%	76%
ComCompany B	13%	-	-	-

For the six months ended June 30, 2006, the Company’s credit losses for the periods presented have not exceeded management’s estimates. The Company’s Japanese distributor has accounted for approximately 5% of the Company’s net sales. The Company’s Japanese distributor provides checks for all shipments post dated for 14 days from the date of shipment. On June 30, 2006 this distributor owed approximately $2,700,000, representing approximately 45 days of sales to this distributor. As of the date of this filing, the Company was in possession of a total of $2,354,000 in post-dated checks from this distributor.

NOTE 10 — Legal Proceedings

Joseph C. Canouse

On March 21, 2006, True Religion Apparel, Inc. (the “Company”) and Joseph C. Canouse (“Canouse”) entered into a Settlement Agreement and General Release related to a services agreement dated February 26, 2004. Under the settlement agreement, the Company agreed to pay Canouse $100,000 in cash and to issue to him 100,000 shares of the Company’s common stock. Canouse agreed to dismiss his lawsuit against the Company and to release the Company from all claims arising out of or related to the circumstances that gave rise to the lawsuit. Canouse further agreed to be subject to a five-year standstill period during which he will not acquire or cause to be acquired any assets, businesses, securities, or rights of the Company, or options to acquire such rights, or take certain stockholder actions. In connection with the issuance of the shares, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission for the registration of the resale of the shares. The Company had previously taken a one-time, non-cash charge of $2.1 million in the fiscal fourth quarter of 2005 and paid $100,000 for the legal settlement.

Indigo Group USA, Inc.

On April 28, 2005, Guru Denim, Inc. (“Guru”), the wholly owned subsidiary of True Religion Apparel, Inc., terminated its Manufacturer’s Agreement (“Agreement”) dated September 15, 2004 with The Indigo Group USA, Inc. (“Indigo”) based upon Indigo’s failure to cure multiple defaults under the Agreement. Indigo believed that it was not in breach of the Agreement. On April 29, 2005 Guru received a letter from Indigo requesting the dispute be submitted to arbitration. Indigo contended that it lost $1.6 million in profits on 156,000 pairs of jeans not manufactured under the Agreement. Guru believes that Indigo failed to perform under the Agreement. Evidentiary proceedings in the matter took place in March 2006. Subsequent to the six months ended June 30, 2006, the arbitrator in the matter issued an interim award, pursuant to which the Company has accrued $1,900,000; please refer to subsequent events Note 13.

NOTE 11 - Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	June 30, 2006 (unaudited)	June 30, 2005 (unaudited)

NUMERATOR:
Comprehensive income available to common stockholders	$11,403,113	$8,094,968

DENOMINATOR:
Weighted-average shares outstanding, basic	22,628,000	21,299,000
Dilutive effect of Employee stock options (net of treasury method buyback)	874,000	1,763,500
Adjusted weighted-average shares outstanding, diluted	23,502,000	23,062,500

COMPREHENSIVE INCOME PER SHARE:
Basic	$.50	$.38
Diluted	$.49	$.35

NOTE 12 — Segment Information

The Company’s business units have been separated into two reportable segments, Wholesale and Retail Operations, as set forth in SFAS 131. True Religion Apparel, Inc. operates both its wholesale and retail business through its wholly owned subsidiary company, Guru Denim Inc. and oversees the operations of each business unit.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (Note 1). The wholesale division sells denim jeans and other apparel products bearing the True Religion Brand Jeans brand name at its normal list wholesale price and eliminates the internal sales. The retail division sells similar products at the Company’s wholly owned retail store in Manhattan Beach, California. There was only one business segment for the six months ended June 30, 2006. The Company evaluates the performance of each operating segment based on net income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the six months ended June 30, 2006 (unaudited):

	Wholesale	Retail Store	Eliminations*	Consolidated
Net Sales	$65,893,377	$ 845,476	$ (395,573)	$66,343,280
Gross Profit	$34,929,325	$ 449,903	$ (250,880)	$ 35,128,348
Net Income from Operations	$18,404,230	$ 232,154	$ -	$18,636,384
Total Assets	$58,737,817	$ 376,039		$ 59,113,856

* Represents inter-company sales from wholesale to the retail store

Geographical information follows:

	Six months ended June 30,
	2006	2005
Sales to external customers:	(unaudited)	(unaudited)
North America	$50,245,374	$24,942,583
Asia	7,783,124	12,877,162
Europe	5,522,427	3,485,365
All other geographic regions	2,792,355	806,210
Total sales to external customers	66,343,280	42,111,320

NOTE 13 — Subsequent Events

On July 5, 2006, the Company entered into a lease for approximately 3,000 square feet of retail space located at 48400 Seminole Drive Cabazon, California at a monthly rent of $26,040, subject to adjustment during the term, plus the pro-rata share of certain pass-through items including taxes, maintenance of common areas, insurance premiums and advertising costs. The lease commenced August 1, 2006 and expires July 31, 2016. The Company will use these leased premises as a retail store for the sale of True Religion seconds, damaged and returned merchandise.

On July 11, 2006, the Company entered into a lease for approximately 1,850 square feet of retail space located at 130 Prince Street New York, New York at a monthly rent of $37,500, subject to adjustment during the term, plus the pro-rata share of certain pass-through items including taxes on common areas, insurance premiums and common area maintenance costs. The lease commenced July 11, 2006 and expires June 30, 2016. The Company will use these leased premises as a retail store for the sale of True Religion merchandise.

On July 13, 2006, the Company entered in a lease for approximately 2,800 square feet of retail space located at 634 Collins Avenue Miami, Florida at a monthly rent of $21,233, subject to adjustment during the term, plus the pro-rata share of certain pass-through items including taxes on common areas, insurance premiums and common area maintenance costs. The lease commences on December 1, 2006 and expires December 1, 2016. The Company will use the leased premises as a retail store for the sale of True Religion merchandise.

The table below sets forth our updated lease obligations incorporating these three new stores through 2016 (unaudited);

Year ending December 31,
2006	$672,000
2007	2,000,000
2008	1,874,000
2009	1,920,000
2010	1,970,000
2011 and thereafter	7,275,000
$15,711,000

Indigo Group USA, Inc.

On July 6, 2006, the arbitrator in the matter between Indigo Group USA, Inc., et. al. vs. Guru Denim, Inc. et.al issued an interim arbitration award. The arbitrator found that Indigo suffered lost profits as a result of a breach of the contract by Guru Denim, Inc. and awarded lost profits, attorneys fees and costs to Indigo. The Company has accrued $1,900,000 related to this interim award.

Subsequent to the six months ended June 30, 2006, the Company issued 99,165 shares of its common stock pursuant to the exercise of options to purchase common stock at an average exercise price of $1.06 for total cash consideration of approximately $105,250.

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

Overview

Through our wholly-owned subsidiary Guru Denim, Inc., we design, develop, manufacture, market, distribute and sell high fashion jeans and other apparel. We currently manufacture, market, distribute and sell apparel under the brand name “True Religion Brand Jeans” including jeans, skirts, denim jackets and tops in the United States, Canada, Europe, Mexico and Japan.

As disclosed in Note 1 in the footnotes of the unaudited Consolidated Statements of Income for the six months ended June 30, 2006 and 2005 reflects share-based compensation cost of $1,869,840 and $30,375, respectively. The $1,869,840 is comprised of $250,950 related to stock options, $84,800 related to the acceleration of the vesting provisions of certain options of a former employee and $1,534,090 related to vested restricted stock awards.

Financial Condition, Liquidity and Capital Resources

At June 30, 2006, we had a working capital surplus of $49,868,353.

At June 30, 2006, our total assets consisted of $59,113,856, of which $30,612,114 was cash and marketable securities.

At June 30, 2006, our total liabilities were $7,928,516.

Assets. Our current assets totaled $57,796,869 at June 30, 2006. Total assets were $59,113,856 at June 30, 2006. The increase in current assets is primarily due to the growth in the cash and marketable securities. At June 30, 2006, our assets consisted primarily; cash and marketable securities totaling $30,612,114, inventory of $11,264,701, net accounts receivable totaling $4,401,597, and amounts due from our factor of $9,647,637.

Liabilities and Working Capital. Our current liabilities totaled $7,928,516; this resulted in working capital of $49,868,353 at June 30, 2006. We had no long term debt. Liabilities primarily consist of; accounts payable and accrued expenses and accrued compensation expenses. Accounts payable and accrued expenses were $6,821,780, up slightly from $6,723,701 as of December 31, 2005. Accrued expense principally consists of approximately $2,000,000 in accrued legal settlement expenses.

Cash Requirements and Additional Funding. We generated financial growth primarily through cash flows provided by operating activities. Cash flows provided by operating activities for the six months ended June 30, 2006 generated $15,321,393 and $2,412,262 for the six months ended June 30, 2005. Cash and cash equivalents rose by $4,662,887 (81%) from $5,780,360 at June 30, 2005 to $10,443,247 at June 30, 2006. The large increase in cash, net of purchases of over $14,000,000 in marketable securities, is a reflection of the strong growth of the brand coupled with an increase in gross margins. Cash and cash equivalents increased by $1,006,615 from $9,436,632 at December 31, 2005 to $10,443,247 at June 30, 2006. The increase in cash is attributable principally from the Company’s decision to build up cash to support the ongoing roll-out of retail stores throughout the country. We continue to generate cash from operating activities and we plan to be able to finance growth from operations. We plan to finance our capital expenditures, consisting of computers, furniture and equipment from operations. We believe that the cash generated by ongoing operations, plus cash and marketable securities as of June 30, 2006 is more than sufficient to sustain us for the coming twelve months.

Results of Operations

Six Months Ended June 30, 2006 Compared to June 30, 2005

We recorded sales, net of inter-company eliminations; of $66,343,280 for the six months ended June 30, 2006 compared to $42,111,320 for the six months ended June 30, 2005, an increase of $24,231,960 (58%). All of these sales were of our True Religion apparel. Gross profit for the six months ended June 30, 2006 was $35,128,348, or 53% compared to $21,156,047 or 50% for the same period in 2005. As we continue to roll-out retail stores we anticipate our gross margin to increase. We currently have two primary contract manufacturers in Los Angeles plus a third contract manufacturer in Mexico and we believe we can meet our current production needs. The increase in sales and gross profit is due primarily to the growth of our brand and our markets. In the six months ended June 30, 2006, much of our sales were made in the United States, Japan, Canada and Europe. During the six months ended June 30, 2006 sales to department stores, including Bloomingdale’s, Neiman Marcus, Nordstrom and Saks Fifth Avenue, equaled 33% of sales in the United States. Domestic sales continue to accelerate and major department stores expand their premium denim lines and True Religion captures an increasing percentage of that business. For the coming twelve month period, we anticipate domestic sales to continue to grow as additional market penetration is achieved in the south and midwest sections of the United States.

Retail expense increased from $0 to $217,749 for the six months ended June 30, 2006, representing the staffing and ongoing development of the True Religion retail model. Retail expenses primarily consist of: payroll expense, rent, depreciation and amortization and credit card fees. It is anticipated that as more retail outlets are opened, that retail expenses will continue to increase.

Selling and shipping expenses totaled $7,485,858 for the six months ending June 30, 2006, compared to $3,991,795 for the six months ended June 30, 2005, an increase of $3,494,063 (88%). The increase is attributable to the growth in sales volume (58%), coupled with the ongoing hiring of additional design, customer service and marketing personnel to provide a stronger management infrastructure to support continued high growth in the future. Components of selling and shipping expenses for the six months ended June 30, 2006 include: sales commissions of $3,884,709, design expenses of approximately $1,300,000 and shipping expense of approximately $725,000.

General and administrative expenses for the six months ending June 30, 2006 totaled $7,036,758 as compared to $4,000,119 for the six months ended June 30, 2005, an increase of $3,036,639 (76%). The increase is primarily attributable to increased legal fees associated with the cases involving Mr. Canouse and the Indigo Group USA, as well as those expenses associated with restricted stock deferred compensation amortization expense. Recognition of stock compensation expense associated with the Company’s implementation of SFAS 123(R) as of January 1, 2006, including restricted stock compensation expense, increased by almost $1,900,000 compared with the same period in 2005. Significant components of general and administrative expense for the six months ended June 30, 2006 are: stock-based compensation expense of approximately $1,900,000, legal fees of approximately $1,200,000 and professional fees for outside consultants related to audit, accounting and Sarbanes-Oxley 404 certification of approximately $380,000.

The net income before income taxes for the six months ended June 30, 2006 increased to $18,636,384 from $13,164,133 for the six months ended June 30, 2005, an increase of $5,472,251 (42%). The increase in net income is due primarily to the large increase in sales of True Religion Brand Jeans at major department stores. Net income after provision for income taxes for the six months ended June 30, 2006 and 2005 was $11,345,384 and $8,094,968, respectively, an increase of 40%.

Three Months Ended June 30, 2006 Compared to June 30, 2005

We recorded sales of $30,734,475 for the three months ended June 30, 2006 and $22,003,367 for the three months ended June 30, 2005. All of these sales were of our True Religion Brand apparel. Gross profit for the three months ended June 30, 2006 was $16,352,077, or 53%, compared to $10,932,388, or 50%, for 2005. We plan that our gross margin should stay within the 50 — 52% range based upon our current purchase orders with contract manufacturers. In the three months ended June 30, 2006, much of our sales were made in the United States, Japan, Europe and Mexico. During the three months ended June 30, 2006 sales to department stores, including Neiman Marcus, Nordstrom, Saks Fifth Avenue, Bloomingdales and Barney’s, equaled 33% of sales in the United States.

Selling and shipping expenses totaled $3,611,978 for the three months ending June 30, 2006, compared to $2,114,712 for the three months ended June 30, 2005 an increase of $1,497,266 (71%). The increase is primarily attributable to increased design and shipping expenses associated with increased sales volume and the ongoing development of additional garments other than jeans.

General and administrative expenses for the three months ending June 30, 2006 totaled $2,816,075 as compared to $2,157,363 for the three months ended June 30, 2005, an increase of $658,712 (31%). Stock-based compensation, legal and consultant fees accounted for a large amount of the increase compared to 2005 due to the ongoing Indigo Group litigation, Sarbanes-Oxley 404 certification work and the movement of the Company away from the issuance of options to grants of restricted stock. Increasing headcount to the support the ongoing development of our personnel infrastructure was also a contributing factor to the increase.

Net income before income taxes for the three months ended June 30, 2006 and the three months ended June 30, 2005 was $7,983,411 and $6,660,313, respectively. The increase in net income before provision for income taxes commonly referred to as ‘net operating income’, a non-GAAP performance measurement, is primarily due to the large increase in sales of True Religion apparel in the United States. The increase in operating margin is attributable to the ongoing change in the composition of sales from international to domestic, which command higher wholesale prices. A modification in the commission structure of outside sales contractors has also been a contributing factor. Net income after provision for income taxes for the three months ended June 30, 2006 and 2005 was $4,864,411 and $4,262,674, respectively. Net income for the three months ended June 30, 2006 was adversely affected due to the accrual of $1,900,000 in legal settlement expenses related to the Indigo arbitration as well as the recognition of in excess of $750,000 in restricted stock compensation expense.

Off Balance-Sheet Arrangements

On December 20, 2004, Guru Denim Inc. entered into a factoring agreement with Merchant Factors Corp., a reseller of the factor services of the CIT Group, effective January 3, 2005. The factoring agreement with Merchant Factors Corp. is for a one year term and will automatically renew after the first year on a month-to-month basis unless terminated by Guru Denim on 60 days notice, which Guru Denim may give only after the end of the first year. On July 1, 2005 the Company agreed to extend the duration of its factor agreement with Merchant Factors Corp. to December 31, 2006, and Merchant Factors Corp. agreed to a change in the fees. On June 8, 2006 the agreement was modified again extending it December 2, 2007 and changing the fees. Under the revised factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.60% (down from 0.65%) of the gross invoice amount of each account receivable and agreed to advance funds at a rate of prime plus 0.5% (down from 1.0%).

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

Key Expense Categories

Cost of revenues. Cost of revenues consists primarily of purchases from our contract manufacturers. Cost of revenues does not include depreciation of assets used in the production of revenues.

Selling and shipping. Selling and shipping expense consists primarily of sales commissions, design, customer service, marketing, production and shipping departmental costs. Within each of these departmental costs, the expenses are primarily related to payroll, bonuses, wages and payroll taxes. Garment samples and fabric costs related to design activities are expensed at the time they are incurred.

General and administrative. Selling, general and administrative expenses consist primarily of expenses incurred at our corporate headquarters, including administrative employee-related expenses, costs associated with Sarbanes Oxley compliance, professional fees, information technology costs, travel, and other corporate expenses.

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

Revenue from product sales is recognized as title passes to the customer upon shipment. Sales returns have not been significant; however, we do accrue for estimated sales returns and other allowances in the period in which the related revenue is recognized.

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

We depend on a limited number of third parties for significant elements of our sales and distribution efforts. If these third parties do not continue to assist us in our sales and distribution, our revenue could decrease, which would have an adverse impact on our business.

We limit our marketing efforts to participation at trade shows where we showcase our products. We depend upon a limited number of third parties for our domestic sales and foreign distribution activities. One third-party sales agent, accounted for approximately $44,000,000 of our $66,000,000 of sales in the six months ended June 30, 2006.  There can be no assurance that we or these third parties will be able to establish or maintain adequate sales capabilities, or that we will be able to enter into agreements or relationships with third parties in additional territories on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in selling or distributing our products. If they are not, our business could be negatively impacted. Also, if we are unable to maintain our relationships with these sales agents and distributors or if these sales agents and distributors begin selling our competitors products, then our ability to generate revenues through the sale of our products could be negatively impacted.

Our continued operations depend on current fashion trends. If our products and design do not continue to be fashionable, our business could be adversely affected.

The novelty and the design of our True Religion apparel is important to our success and competitive position, and the inability to continue to develop and offer such unique products to our customers could harm our business. We cannot be certain that high-fashion denim apparel will continue to be fashionable. Should the trend steer away from high-fashion denim apparel, sales could decrease and our business could be adversely affected. In addition, there are no assurances that our future designs will be successful, and any unsuccessful designs could adversely affect our business.

Our business and the success of our products could be harmed if we are unable to maintain our brand image.

Our success to date has been due in large part to the strength of our brand. If we are unable to timely and appropriately respond to changing consumer demand, our brand name and brand image may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles that are no longer popular. In the past, apparel companies have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.

Our business may be negatively impacted as a result of changes in the economy.

Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our primary direct customers. Purchases of high-fashion apparel tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing store, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated.

Our quarterly revenues and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in demand for high-fashion denim, delivery date delays and potential fluctuations in our annualized tax rate, which may result in volatility of our stock price.

Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. For example, sales of apparel have historically been somewhat seasonal in nature with the largest sales generally occurring in the third and fourth quarters. Delays in scheduling or pickup of purchased products by our domestic customers could negatively impact our net sales and results of operations for any given quarter. Also, our annualized tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary at the end of each quarter, and it is highly sensitive to fluctuations in projected international earnings. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly operating results. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in revenues or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our common stock.

We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

We face intense competition in the apparel industry from other established companies. A number of our competitors have significantly greater financial, design, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the apparel industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we compete, further increasing competition in the apparel industry.

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

The trading price of our common stock has fluctuated significantly since our inception, and is likely to remain volatile in the future. For example, since June 23, 2003, our common stock has closed as low as $0.66 and as high as $24.36 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

•	quarterly variations in our operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations or financial results of high-fashion apparel companies;

•	announcements by us or our competitors of new products, or significant acquisitions, strategic partnerships or joint ventures;

•	any deviation from projected growth rates in revenues;

•	any loss of a major customer or a major customer’s orders;

•	additions or departures of key management or design personnel;

•	any deviations in our net revenue or in losses from levels expected by securities analysts;

•	activities of short sellers and risk arbitrageurs; and

•	future sales of our common stock.

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

Our performance is substantially dependent upon the expertise of our Chief Executive Officer, Jeffrey Lubell, and other key management personnel, and our ability to continue to hire and retain there personnel. Mr. Lubell spends all of his working time working with our company. It may be difficult to find sufficiently qualified individuals to replace Mr. Lubell or other key management personnel if we were to lose any one or more of them. The loss of Mr. Lubell or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

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

While all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or public perception of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control their employee’s employment conditions or the manufacturer’s business practices, and the manufacturers act in their own interest, they may act in a manner that result in a negative public perception of us and/or employee allegations or court determinations that we are jointly liable for such improper practices.

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

We have obtained some U.S. and foreign trademark, patents and service mark registrations, and have applied for additional ones, but cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these or other registrations. A failure to obtain trademark, patents or service mark registrations in the United States and in other countries could limit our ability to protect our trademarks, patents and service marks and impede our marketing efforts in those jurisdictions. The loss of such trademarks, patents and service marks, or the loss of the exclusive use of our trademarks, patents and service marks, could have a material adverse effect on our business, financial condition and results of operations. Accordingly, we devote substantial resources to the establishment and protection of our trademarks, patents and service marks on a worldwide basis and continue to evaluate the registration of additional trademarks, patents and service marks, as appropriate. We cannot assure that our actions taken to establish and protect our trademarks, patents and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as in violation of their trademark or other proprietary rights.

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

As of June 30, 2006, Jeffrey Lubell, our Chairman of the Board and Chief Executive Officer, and his wife Kymberley Lubell, our Vice President of Women’s Design, beneficially owned 38% of our outstanding common stock. Therefore, the Lubells are effectively able to control matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. The Lubells also have control over our management and affairs. As a result of such control, certain transactions are effectively not possible without the approval of the Lubells, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of June 30, 2006, we had funds invested in auction rate corporate paper, which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments were treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value. Due to the nature of this investment, we are not subject to significant market rate risk.

We have no outstanding debt at June 30, 2006, and are therefore not subject to material interest rate risk.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and our company’s principal financial officer. Based upon that evaluation, our company’s management had concluded at December 31, 2005 that there was a material weakness in our company’s disclosure controls and procedures effective as of the end of the period covered by that report. The material weakness that our management had identified appears to be due to a lack of qualified personnel to work with our principal financial officer in accumulating and communicating information to our management in time to ensure timely disclosure as required by the securities laws. This weakness is due, in large part, to our rapid growth over the year ended December 31, 2005 and to date without a corresponding increase in personnel to address the additional workload. We have taken the following steps as of June 30, 2006 to correct this previously identified weakness:

•	On October 26, 2005, hired a qualified executive assistant on a full-time basis to assist its principal financial officer in performing his duties.

•
On March 10, 2006, extended an offer of employment to senior-level CPA with an extensive SEC reporting and compliance background. This individual started with the Company on April 17, 2006 in the role of Vice President - Finance and Accounting and will oversee the internal and external financial reporting and analysis.

Based on these two new hires and their ongoing contributions to the accounting and finance functions, we have deemed the previously identified material weakness to have been remediated.

Internal Control over Financial Reporting.

The changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting have been discussed above. The Company has no plans to make further changes to its internal control environment during the remainder of 2006.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

Joseph C. Canouse

On March 21, 2006, True Religion Apparel, Inc. (the “Company”) and Joseph C. Canouse (“Canouse”) entered into a Settlement Agreement and General Release related to a services agreement dated February 26, 2004. Under the settlement agreement, the Company agreed to pay Canouse $100,000 in cash and to issue to him 100,000 shares of the Company’s common stock. Canouse agreed to dismiss his lawsuit against the Company and to release the Company from all claims arising out of or related to the circumstances that gave rise to the lawsuit. Canouse further agreed to be subject to a five-year standstill period during which he will not acquire or cause to be acquired any assets, businesses, securities, or rights of the Company, or options to acquire such rights, or take certain stockholder actions. In connection with the issuance of the shares, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission for the registration of the resale of the shares. The Company had previously taken a one-time, non-cash charge of $2.1 million in the fiscal fourth quarter of 2005 and paid $100,000 for the proposed legal settlement.

Indigo Group USA, Inc.

On April 28, 2005, Guru Denim, Inc. (“Guru”), the wholly owned subsidiary of True Religion Apparel, Inc., terminated its Manufacturer’s Agreement (“Agreement”) dated September 15, 2004 with The Indigo Group USA, Inc. (“Indigo”) based upon Indigo’s failure to cure multiple defaults under the Agreement. Indigo believed that it was not in breach of the Agreement. On April 29, 2005 Guru received a letter from Indigo requesting the dispute be submitted to arbitration. Indigo contended that it lost $1.6 million in profits on 156,000 pairs of jeans not manufactured under the Agreement. Guru believes that Indigo failed to perform under the Agreement. Evidentiary proceedings in the matter took place in March 2006. Subsequent to the six months ended June 30, 2006, the arbitrator in the matter issued an interim award, pursuant to which the Company has accrued $1,900,000.

ITEM 1A.   Risk Factors

A revised description of one of the risk factors associated with our business is set forth below. This description supersedes the description of this risk factor associated with our business previously disclosed in Part I, Item 1 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

We depend upon a limited number of third parties for our domestic sales and foreign distribution activities. One third-party sales agent accounted for approximately $44,000,000 of our $66,000,000 of sales in the six months ended June 30, 2006.  There can be no assurance that we or these third parties will be able to establish or maintain adequate sales capabilities, or that we will be able to enter into agreements or relationships with third parties in additional territories on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in selling or distributing our products. If they are not, our business could be negatively impacted. Also, if we are unable to maintain our relationships with these sales agents and distributors or if these sales agents and distributors begin selling our competitors products, then our ability to generate revenues through the sale of our products could be negatively impacted.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company entered into a Settlement Agreement and General Release dated March 21, 2006 with Joseph C. Canouse, pursuant to which the Company issued 100,000 shares of its common stock and $100,000 in cash to Canouse in consideration of the dismissal of his lawsuit against the Company, a general release from all claims arising out of or related to the circumstances that gave rise to the lawsuit, and Canouse’s agreement to be subject to a five-year standstill period during which he will not acquire or cause to be acquired any assets, businesses, securities, or rights of the Company, or options to acquire such rights, or take certain stockholder actions. The issuances of such securities were affected in reliance upon exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933. Pursuant to such exemption, offers and sales of securities not involving a public offering may be made without registration under the Securities Act.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on June 15, 2006.

The following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Jeffrey Lubell	12,800,972	168,330
Kymberly Lubell	9,324,230	3,645,072
Joseph Coulombe	12,757,827	211,475
G. Louis Graziadio, III	11,119,717	1,849,585
Robert L. Harris	12,751,803	217,499
Mark S. Maron	12,935,042	34,260

2. To ratify selection of Stonefield Josephson , Inc. as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

For	12,719,358
Against	231,377
Abstain	18,566

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

10.4
Letter dated July 1, 2005, amending the terms of the Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim Inc. (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005)

10.5	Letter dated June 8, 2006, amending the terms of the Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim Inc.

10.6
True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed on July 22, 2005)

10.7
Standard Single-Tenant Sublease dated July 5, 2005 between L.A. Fabric Imports, Inc. and Guru Denim, Inc. for 1557 Rio Vista Ave. Los Angeles, California (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005)

10.8	Form of Indemnification Agreement between True Religion Apparel, Inc. and its officers and directors. (Incorporated by reference from our Form 10-QSB Quarterly Report Filed November 15, 2005)

10.9	Employment Agreement dated January 4, 2006, by and between True Religion Apparel, Inc. and Jeffrey Lubell (Incorporated by reference from our Form 8-K Current Report filed January 10, 2006)

10.10	Amendment to Employment Agreement dated May 31, 2006, by and between True Religion Apparel, Inc. and Jeffrey Lubell (Incorporated by reference from our Form 8-K Current Report filed June 5, 2006)

10.11	Employment Agreement dated January 4, 2006, by and between True Religion Apparel, Inc. and Charles Lesser (Incorporated by reference from our Form 8-K Current Report filed January 10, 2006)

10.12	Amendment to Employment Agreement dated May 31, 2006, by and between True Religion Apparel, Inc. and Charles Lesser (Incorporated by reference from our Form 8-K Current Report filed June 5, 2006)

10.13	Employment Agreement dated January 4, 2006, by and between True Religion Apparel, Inc. and Kymberly Lubell (Incorporated by reference from our Form 8-K Current Report filed January 10, 2006)

10.14	Amendment to Employment Agreement dated May 31, 2006, by and between True Religion Apparel, Inc. and Kymberly Lubell (Incorporated by reference from our Form 8-K Current Report filed June 5, 2006)

10.15	Employment Agreement dated April 12, 2006, by and between True Religion Apparel, Inc. and Michael Buckley (Incorporated by reference from our Form 8-K Current Report filed April 14, 2006)

10.16
Lease Agreement dated May 28, 2004, by and among True Religion Apparel, Inc., Guru Denim, Inc. and Rio Vista Industrial Investments, LLC for 1525-1535 Rio Vista Avenue, Los Angeles, California (Incorporated by reference from our Form 10-KSB Annual Report filed March 31, 2006)

10.17
Standard Industrial/Commercial Single-Tenant Lease - Gross dated May 17, 2006, by and among SDJ Enterprises, Ltd., Guru Denim, Inc. and True Religion Apparel, Inc. for 2263 E. Vernon, Vernon, California (Incorporated by reference from our Form 8-K Current Report filed May 22, 2006)

10.18
Settlement Agreement and General Release dated March 21, 2006, by and between True Religion Apparel, Inc. and Joseph C. Canouse (Incorporated by reference from our Form 10-KSB Annual Report filed March 31, 2006)

10.19
Waiver and Release Agreement dated May 30, 2006, by and among Mark Saltzman, True Religion Apparel, Inc. and Guru Denim, Inc. (Incorporated by reference from our Form 8-K Current Report filed June 5, 2006)

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

TRUE RELIGION APPAREL, INC.

By:	/s/ JEFFREY LUBELL
Jeffrey Lubell, CEO, and Director
(Principal Executive Officer)
Date:	August 14, 2006

By:	/s/ CHARLES A. LESSER
Charles A. Lesser, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 14, 2006