Form 10-Q/A
period 2006-06-30
TRUE RELIGION APPAREL INC
filed 2006-08-15
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 ("Amendment No. 1") filed by True Religion Apparel, Inc. (the “Company”) is being filed to reflect (1) adjustments to certain amounts on the Consolidated Statement of Income for the six months ended June 30, 2006, (2) changes to Note 9 - Concentration of Credit Risks,  (3) changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 and (4) the inclusion of Exhibit 10.5 which was not filed previously due to a filing error. Each of the Company’s Chief Executive Officer and Chief Financial Officer has executed new certifications in connection with the filing of this Amendment No. 1, and copies of these new certifications have been filed as exhibits to this Amendment No. 1.

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

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three months Ended June 30,		Six months Ended June 30,
	2006	2005	2006	2005

Sales	$30,734,475	$22,003,367	$66,343,280	$42,111,320
Cost of Sales	14,382,398	11,070,979	31,214,932	20,955,273

Gross Profit	16,352,077	10,932,388	35,128,348	21,156,047
Costs and Expenses:
Retail	104,374	-	217,749	-
Selling and shipping	3,611,978	2,114,712	7,485,858	3,991,795
General and administrative	2,816,075	2,157,363	7,036,758	4,000,119
	6,532,427	4,272,075	14,740,365	7,991,914
Net Income from Operations	9,819,650	6,660,313	20,387,983	13,164,133
Other (Income)/Expense:
Settlement expense	1,950,000	-	1,950,000	-
Other Comprehensive Income	(82,522)	-	(92,313)	-
Interest Income (net)	(31,239)	-	(106,088)	-

Total Other (Income) Expense	1,836,239	-	1,693,871	-

Net Income before Provision for Income Taxes	7,983,411	6,660,313	18,694,113	13,164,133
Provision for Income Taxes	3,119,000	2,397,639	7,291,000	5,069,165
Net Income	4,864,411	4,262,674	11,345,384	8,094,968
Unrealized gain on marketable securities:	67,520	-	57,729	-
Comprehensive Income	$4,931,931	$-	$11,403,113	$-
Net Income per share — Basic	$0.22	$0.20	$0.50	$0.38
Net Income per share — Diluted	$0.21	$0.18	$0.49	$0.35
Weighted average shares outstanding- basic	22,801,000	21,508,000	22,628,000	21,299,000
Weighted average shares outstanding- diluted	23,404,000	22,806,000	23,502,000	23,062,500

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,403,113	$8,094,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,255	71,143
Provision for bad debt	93,718	33,473
Non-cash compensation expense	1,534,093	1,155,906
Common stock issued for services	2,104,000	40,375
Non-cash stock option expense	250,950	-
Employee option acceleration expense	84,800	-
Deferred taxes	1,325,000	(52,541)
Realized gain on marketable securities	(53,749)	-
Unrealized gain on marketable securities	57,729	-
Changes in assets and liabilities:
(Increase) Decrease in assets
Accounts Receivable	3,300,208	(1,981,138)
Due from Factor	(2,925,141)	(1,724,954)
Inventory	(1,211,955)	(4,707,966)
Vendors receivable	176,504	-
Stock subscription receivable	68,080	-
Prepaid income taxes	-	(1,185,459)
Prepaid expenses and other current assets	7,817	(174,919)
Deposits and other assets	(31,702)	(127,810)

Increase (Decrease) in liabilities
Accounts payable and accrued expenses	98,079	1,520,324
Accrued payroll, vacation and bonus expense	172,558	0
Accrued incentive compensation payable	107,636	65,793
Accrued customer credits	70,000	49,000
Income taxes payable	(1,472,600)	1,336,067

Net cash provided by operating activities	15,321,393	2,412,262

CASH FLOWS (USED IN) INVESTMENT ACTIVITIES:
Purchase of equipment and trademarks	(210,797)	(156,192)
Purchase of marketable securities	(28,823,861)	-
Maturities of marketable securities	(14,621,500)	-
Net cash (used in) investing activities	(14,413,158)	(156,192)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	98,380	578,232

Net cash provided by financing activities	98,380	578,232

Net increase in cash	1,006,615	2,834,302
Cash, beginning of period	$9,436,632	$2,946,058

Cash, end of period	$10,443,247	$5,780,360

Supplemental disclosure of cash flow information:
Interest Paid	$0	$7,215
Taxes Paid	$5,930,000	$4,972,000

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

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The following weighted-average assumptions were used for grants made under the fixed option plans for the current and prior year:

	Year ended June 30, 2006	Year ended December 31, 2005

Expected stock volatility	112%	93-143%

Expected life of option (years)	10	10

Weighted average risk-free interest rate	5%	5%

Expected dividend yield	0%	0%

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

NOTE 9 — Concentrations of Certain Risks

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, marketable securities and accounts receivable. The Company extends credit to customers located throughout North America, whose sales invoices have not been sold to the Company’s factor, based upon an evaluation of the customer’s financial condition and credit history (Note 2). The majority of the Company’s customers located outside of North America pay on a cash in advance basis. With more than 1,000 domestic retail and distribution accounts, we consider credit risk to be limited due to the Company’s large and diversified international and domestic customer base. For the six months ended June 30, 2006 the Company’s five largest customers comprised 40% of net sales.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the six months ended June 30, 2006 (unaudited):

	Wholesale	Retail Store	Eliminations*	Consolidated
Net Sales	$65,893,377	$ 845,476	$ (395,573)	$66,343,280
Gross Profit	$34,929,325	$ 449,903	$ (250,880)	$ 35,128,348
Net Income from Operations	$20,155,829	$ 232,154	$ -	$20,387,783
Total Assets	$58,737,817	$ 376,039		$ 59,113,856

* Represents inter-company sales from wholesale to the retail store

Geographical information follows:

	Six months ended June 30,
	2006	2005
Sales to external customers:	(unaudited)	(unaudited)
North America	$50,245,374	$24,942,583
Asia	7,783,124	12,877,162
Europe	5,522,427	3,485,365
All other geographic regions	2,792,355	806,210
Total sales to external customers	66,343,280	42,111,320

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

Cash Requirements and Additional Funding. We generated financial growth primarily through cash flows provided by operating activities. Cash flows provided by operating activities for the six months ended June 30, 2006 generated $15,321,393 and $2,412,262 for the six months ended June 30, 2005. Cash and cash equivalents rose by $4,662,887 (81%) from $5,780,360 at June 30, 2005 to $10,443,247 at June 30, 2006. The large increase in cash, net of purchases of over $28,800,000 in marketable securities, is a reflection of the strong growth of the brand coupled with an increase in gross margins. Cash and cash equivalents increased by $1,006,615 from $9,436,632 at December 31, 2005 to $10,443,247 at June 30, 2006. The increase in cash is attributable principally from the Company’s decision to build up cash to support the ongoing roll-out of retail stores throughout the country. We continue to generate cash from operating activities and we plan to be able to finance growth from operations. We plan to finance our capital expenditures, consisting of computers, furniture and equipment from operations. We believe that the cash generated by ongoing operations, plus cash and marketable securities as of June 30, 2006 is more than sufficient to sustain us for the coming twelve months.

Results of Operations

Six Months Ended June 30, 2006 Compared to June 30, 2005

We recorded sales, net of inter-company eliminations; of $66,343,280 for the six months ended June 30, 2006 compared to $42,111,320 for the six months ended June 30, 2005, an increase of $24,231,960 (58%). All of these sales were of our True Religion apparel. Gross profit for the six months ended June 30, 2006 was $35,128,348, or 53% compared to $21,156,047 or 50% for the same period in 2005. As we continue to roll-out retail stores we anticipate our gross margin to increase. We currently have two primary contract manufacturers in Los Angeles plus a third contract manufacturer in Mexico and we believe we can meet our current production needs. The increase in sales and gross profit is due primarily to the growth of our brand and our markets. In the six months ended June 30, 2006, much of our sales were made in the United States, Japan, Canada and Europe. During the six months ended June 30, 2006 sales to department stores, including Bloomingdale’s, Neiman Marcus, Nordstrom and Saks Fifth Avenue, equaled 43% of sales in the United States. Domestic sales continue to accelerate and major department stores expand their premium denim lines and True Religion captures an increasing percentage of that business. For the coming twelve month period, we anticipate domestic sales to continue to grow as additional market penetration is achieved in the south and midwest sections of the United States.

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

General and administrative expenses for the six months ending June 30, 2006 totaled $7,036,758 as compared to $4,000,119 for the six months ended June 30, 2005, an increase of $3,036,639 (76%). The increase is primarily attributable to increased legal fees associated with the cases involving Mr. Canouse and the Indigo Group, as well as those expenses associated with restricted stock deferred compensation amortization expense. Recognition of stock compensation expense associated with the Company’s implementation of SFAS 123(R) as of January 1, 2006, including restricted stock compensation expense, increased by almost $1,900,000 compared with the same period in 2005. Significant components of general and administrative expense for the six months ended June 30, 2006 are: stock-based compensation expense of approximately $1,900,000, legal fees of approximately $1,200,000 and professional fees for outside consultants related to audit, accounting and Sarbanes-Oxley 404 certification of approximately $380,000.

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

Three Months Ended June 30, 2006 Compared to June 30, 2005

We recorded sales of $30,734,475 for the three months ended June 30, 2006 and $22,003,367 for the three months ended June 30, 2005. All of these sales were of our True Religion Brand apparel. Gross profit for the three months ended June 30, 2006 was $16,352,077, or 53%, compared to $10,932,388, or 50%, for 2005. We plan that our gross margin should stay within the 50 — 52% range based upon our current purchase orders with contract manufacturers. In the three months ended June 30, 2006, much of our sales were made in the United States, Japan, Europe and Mexico. During the three months ended June 30, 2006 sales to department stores, including Neiman Marcus, Nordstrom, Saks Fifth Avenue, Bloomingdales and Barney’s, equaled 43% of sales in the United States.

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

TRUE RELIGION APPAREL, INC.

By:	/s/ JEFFREY LUBELL
Jeffrey Lubell, CEO, and Director
(Principal Executive Officer)
Date:	August 15, 2006

By:	/s/ CHARLES A. LESSER
Charles A. Lesser, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 15, 2006