Form 10-Q/A
period 2006-06-30
TRUE RELIGION APPAREL INC
filed 2006-11-15
CIK 1160858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)
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

EXPLANATORY NOTE
As further discussed in Note 2 to the Consolidated Financial Statements, the purpose of this filing is to restate the Financial Statements and amend the footnotes thereto. This Amendment No. 2 of that certain Form 10-Q for the period ended June 30, 2006 filed by True Religion Apparel, Inc., including the financial statements and the notes hereto, is being filed to reflect: (1) adjustments to certain amounts on the Consolidated Balance Sheet for the period ended June 30, 2006, which segregates accumulated other comprehensive income from retained earnings; (2) adjustments to certain amounts on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2006, which corrects an inadvertent mathematical error, (refer to Note 2) (3) adjustments to certain amounts on the Consolidated Statement of Cash Flows for the three and six months ended June 30, 2006, which corrects an inadvertent mathematical error; and (4) the addition of Note 4 – Marketable Securities, which discloses, in a tabular format, marketable securities activities for the six months ended June 30, 2006. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-Q.
The information contained in this Amendment, including the financial statements and the notes hereto, amends only Item 1 of Part I of the Company’s originally filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and no other items in our originally filed Form 10-Q are amended hereby. Except for the aforementioned adjustments, this Form 10-Q/A does not modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after August 14, 2006, the filing date of the original Form 10-Q. Accordingly this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

PART I— FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	Restated — Note 2
ASSETS
Current Assets:
Cash	$10,443,247	$9,436,632
Marketable securities (Note 4)	20,168,867	5,970,486
Accounts receivable, net of allowances of $500,000 and $478,719, respectively	4,401,597	7,795,524
Due from factor, net of charge backs and other deductions (Note 5)	9,647,637	6,722,496
Vendors receivable	133,497	310,000
Inventory (Note 6)	11,264,701	10,052,748
Deferred tax asset	683,000	1,989,000
Stock subscription receivable	—	68,080
Prepaid income taxes	652,157	—
Prepaid expenses and other current assets	402,166	409,985

Total current assets	57,796,869	42,754,951

Property and equipment, net of accumulated depreciation (Note 7)	1,035,863	982,672
Deposits and other assets	281,124	254,068

TOTAL ASSETS	$59,113,856	$43,991,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,821,780	$6,723,701
Accrued payroll, vacation and bonus expense	329,778	157,220
Accrued customer credits	161,000	91,000
Accrued incentive compensation	462,958	355,321
Income taxes payable	—	1,237,443
Deferred tax liability	153,000	134,000

Total current liabilities	7,928,516	8,698,685

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, 0 issued and outstanding, respectively	—	—
Common Stock, $.0001 par value, 80,000,000 shares authorized, 22,864,032 and 22,207,865 issued and outstanding, respectively	22,873	22,217
Additional paid in capital	16,057,787	11,569,224
Accumulated other comprehensive income	57,729	—
Retained earnings	35,046,951	23,701,565

Total Stockholders’ Equity	51,185,340	35,293,006

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,113,856	$43,991,691

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	Restated — Note 2		Restated — Note 2

Sales	$30,734,475	$22,003,367	$66,343,280	$42,111,320
Cost of Sales	14,382,397	11,070,979	31,214,932	20,955,273

Gross Profit	16,352,078	10,932,388	35,128,348	21,156,047

Costs and Expenses:
Retail	104,374	—	217,749	—
Selling and shipping	3,611,978	2,114,712	7,485,858	3,991,795
General and administrative	2,816,075	2,157,363	7,036,758	4,000,119

	6,532,427	4,272,075	14,740,365	7,991,914

Income from Operations	9,819,651	6,660,313	20,387,983	13,164,133

Other (Income)/Expense:
Settlement expense	1,950,000	—	1,950,000	—
Other Income	(38,563)	—	(38,563)	—
Realized (gain) on marketable securities	(46,212)	—	(53,750)	—
Interest Income (net)	(38,777)	—	(106,088)	—

Total Other Expense	1,826,448	—	1,751,599	—

Income before Provision for Income Taxes	7,993,203	6,660,313	18,636,384	13,164,133
Provision for Income Taxes	3,119,000	2,397,639	7,291,000	5,069,165

Net Income	4,874,203	4,262,674	11,345,384	8,094,968
Unrealized gain on marketable securities (net of losses and taxes):	57,729	—	57,729	—

Comprehensive Income	$4,931,932	$4,262,674	$11,403,113	$8,094,968

Net Income per share — Basic	$0.22	$0.20	$0.50	$0.38

Net Income per share — Diluted	$0.21	$0.18	$0.48	$0.35

Weighted average shares outstanding- basic	22,801,000	21,508,000	22,628,000	21,299,000

Weighted average shares outstanding- diluted	23,404,000	22,806,000	23,502,000	23,062,500

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months	Six months
	ended	ended
	June 30, 2006	June 30, 2005
	Restated — Note 2
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,345,384	$8,094,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,255	71,143
Provision for bad debt	93,718	33,473
Non-cash compensation expense	1,534,093	1,155,906
Common stock issued for services	2,104,000	40,375
Non-cash stock option expense	250,950	—
Employee option acceleration expense	84,800	—
Deferred taxes	1,325,000	(52,541)
Realized gain on marketable securities	(53,750)	—
Changes in assets and liabilities:
(Increase) Decrease in assets
Accounts Receivable	3,300,208	(1,981,138)
Due from Factor	(2,925,141)	(1,724,954)
Inventory	(1,211,955)	(4,707,966)
Vendors receivable	176,504	—
Stock subscription receivable	68,080	—
Prepaid income taxes	—	(1,185,459)
Prepaid expenses and other current assets	7,817	(174,919)
Deposits and other assets	(31,702)	(127,810)
Increase (Decrease) in liabilities
Accounts payable and accrued expenses	98,079	1,520,324
Accrued payroll, vacation and bonus expense	172,558	—
Accrued incentive compensation payable	107,636	65,793
Accrued customer credits	70,000	49,000
Income taxes payable	(1,472,600)	1,336,067

Net cash provided by operating activities	15,205,934	2,412,262

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchase of equipment and trademarks	(210,797)	(156,192)
Purchase of marketable securities	(28,708,402)	—
Sales of marketable securities	14,621,500	—

Net cash (used in) investing activities	(14,297,699)	(156,192)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	98,380	578,232

Net cash provided by financing activities	98,380	578,232

Net increase in cash	1,006,615	2,834,302
Cash, beginning of period	$9,436,632	$2,946,058

Cash, end of period	$10,443,247	$5,780,360

Supplemental disclosure of cash flow information:
Interest Paid	$—	$7,215
Taxes Paid	$5,930,000	$4,972,000
The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2006 (unaudited)
NOTE 1 — Description of Our Company
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
NOTE 2 — Restatement — Marketable Securities
The Company invests a portion of its cash in municipal debt and U.S federal government obligation notes and bonds, which are classified as marketable securities. The income from some of these bonds and notes is tax-exempt to the Company. Due to the liquidity and the short-term nature of the Company’s investment in these securities, they have been classified as current assets in its consolidated balance sheet and are classified as available for sale. These securities are carried at the fair market value as of the date of the financial statements, resulting in unrealized gain (loss) to be recorded as other comprehensive income. In prior filings, the Company did not segregate unrealized gain (loss) as accumulated other comprehensive income correctly on the face of the financial statements in conformity with generally accepted accounting principles. This restatement corrects that error.
The Company’s decision to restate the results for the quarter ended June 30, 2006 reflects: (1) adjustments to certain amounts on the Consolidated Balance Sheet for the period ended June 30, 2006, which segregates accumulated other comprehensive income from retained earnings; (2) adjustment to certain amounts on the Consolidated Statements of Income and Comprehensive Income which corrects an inadvertent mathematical error, (3) adjustments to certain amounts on the Consolidated Statement of Cash Flows, which corrects an inadvertent mathematical error; and (4) the addition of Note 4 — Marketable Securities.
The highlights of the changes made to the Consolidated Statements of Income and Comprehensive Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows are as follows:

TRUE RELIGION APPAREL, INC AND SUBSIDIARY
HIGHLIGHTS OF AMENDMENTS
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006
	As filed	As restated	Difference	As filed	As restated	Difference

CONSOLIDATED BALANCE SHEETS

Stockholders’ Equity:
Common Stock, $.0001 par value, 80,000,000 shares authorized, 22,864,032 and 22,207,865 issued and outstanding, respectively				22,873	22,873
Accumulated other comprehensive income				—	57,729	57,729
Additional paid in capital				16,057,787	16,057,787
Retained earnings				35,104,680	35,046,951	(57,729)

Total Stockholders’ Equity				$51,185,340	$51,185,340

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Income from Operations	9,819,650	9,819,650	—	20,387,983	20,387,983	—

Other (Income)/Expense:

Settlement expense	1,950,000	1,950,000	—	1,950,000	1,950,000	—

Other Income	—	(38,563)	(38,563)	—	(38,563)	(38,563)

Other comprehensive income	(82,522)	—	82,522	(92,313)	—	92,313
Realized (gain) on marketable securities	—	(46,212)	(46,212)	—	(53,750)	(53,750)

Interest Income (net)	(31,239)	(38,777)	(7,538)	(106,088)	(106,088)	—

Total Other Expense	1,836,239	1,826,448	9,791	1,693,871	1,751,599	57,728

Income before Provision for Income Taxes	7,983,411	7,993,202	(9,791)	18,694,113	18,636,384	(57,729)

Provision for Income Taxes	3,119,000	3,119,000	—	7,291,000	7,291,000	—

Net Income	4,864,411	4,874,202	(9,791)	11,345,384	11,345,384	—
Unrealized gain on marketable securities (net of losses and taxes):	67,520	57,729	9,791	57,729	57,729	—

Comprehensive Income	$4,931,931	$4,931,931	—	$11,403,113	$11,403,113	—

Net Income per share — Diluted	$0.21	$0.21	—	$0.49	$0.48	$(0.01)
The Net Income per share — Diluted for the three month periods ended March 31, 2006 and June 30, 2006 of $0.28 and $0.21, respectively, remain unchanged from previous filings. Previously, we based our Net Income per share — Diluted calculation on comprehensive income for the six month period ended June 30, 2006, with a result of $0.49 Net Income per share — Diluted. However, because we now segregate unrealized gains on marketable securities from Net Income, Net Income per share — Diluted calculates as $0.48 for the six month period ended June 30, 2006.
TRUE RELIGION APPAREL, INC AND SUBSIDIARY
HIGHLIGHTS OF AMENDMENTS
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006
	As filed	As restated	Difference	As filed	As restated	Difference

CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income				$11,403,113	$11,345,384	$(57,729)
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on marketable securities				57,729	—	(57,729)

Net cash provided by operating activities				15,321,393	15,205,934	(115,458)
CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchase of marketable securities				(28,823,861)	(28,708,402)	115,459
Sales of marketable securities				(14,621,500)	14,621,500	29,243,000
Net cash (used in) investing activities				(14,413,158)	(14,297,699)	115,459

NOTE 3 — Basis of Presentation
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
Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided a company has not yet issued financial statements, including interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operation, or cash flows.
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

NOTE 4 — Marketable Securities
Fixed maturity securities available for sale are carried at fair value with unrealized appreciation and depreciation included as a component of accumulated other comprehensive income, net of the related income tax expense or benefit. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. Declines in the fair value of investments which are considered to be other than temporary are reported as realized losses. The Company evaluates, among other things, the financial position and prospects of the issuer, conditions in the issuer’s industry and geographic area, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary.
During 2006, the Company adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) on Statement of Financial Accounting Standard (“SFAS”) 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP was issued in November 2005 and replaced the impairment recognition and measurement guidance set forth in Emerging Issues Task Force (“EITF”) Issue 03-1 and superseded EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP also amended SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The FSP clarifies that an other-than-temporary impairment loss should be recognized when the investor has decided to sell an available for sale security that is other than temporarily impaired and the investor does not expect the security’s fair value to fully recover prior to the expected sale. Such impairment loss should be recognized as other-than-temporary in the period in which the decision to sell is made. The adoption of the FSP did not have a material effect on the financial position or results of operations of the Company.
Marketable securities activities for the three and six months ended June 30, 2006 is summarized below:

	Three and Six Months Ended June 30, 2006

			Losses in
		Gains in	Accumulated
		Accumulated Other	Other
	Estimated Fair	Comprehensive	Comprehensive
	Value	Income	Income
U.S. Government Securities	$10,082,892	$43,077	—
Municipal Bonds and Notes	10,085,975	32,397	(17,745)

Total debt securities	$20,168,867	$75,474	($17,745)

During the three and six months ended June 30, 2006, available-for-sale securities were sold for total proceeds of $0 and $14,621,500, respectively. The gross realized gains, net of tax, on these sales totaled $0 and $53,750, for the three and six months ended June 30, 2006, respectively. Net unrealized holding gains on available-for-sale securities in the amount of $57,729 have been included in accumulated other comprehensive income. For the year ended December 31, 2005, the amount of other comprehensive income was immaterial.

Contractual maturities of available-for-sale debt securities at June 30, 2006, are as follows:

Estimated Fair
Value
Within one year	—
After 1-5 years	—
After 5-10 years	$20,125,016

$20,125,016

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

NOTE 5 — Due From Factor, Net of Chargebacks, Other Deductions and Advances
The Company uses a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.70% of the gross invoice amount of each account receivable. At June 30, 2006 items subject to recourse totaled approximately $101,000. Effective July 1, 2006 the factoring commission will become 0.60% of the gross invoice amount of each account receivable.
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
Due from factor, net of chargebacks, other deductions and advances as presented in the balance sheet at June 30, 2006 and December 31, 2005 is summarized below:

	June 30, 2006	December 31,
	(unaudited)	2005
Outstanding factored receivables	$9,442,488	$6,397,179
Matured Funds	—	20,666
Assignments in transit	893,149	989,953

	10,335,637	7,407,798
Funds advanced	—	(215,302)
Reserves for chargebacks and other deductions	(688,000)	(470,000)

Due from factor, net of chargebacks, other deductions and advances	$9,647,637	$6,722,496

NOTE 6 — Inventory
Inventory consisted of the following:

	June 30,	December 31,
	2006 (unaudited)	2005
Finished Goods	$7,770,195	$7,630,869
Work-in-Progress	3,494,506	2,421,879

	$11,264,701	$10,052,748

NOTE 7 — Property and Equipment
A summary is as follows:

	June 30,	December 31,
	2006 (unaudited)	2005
Computers and other equipment	$582,516	$464,029
Furniture and Fixtures	67,297	64,293
Leasehold Improvements	381,180	422,659
Trade Show booths	372,553	250,228

Total Property and equipment	1,403,546	1,201,209
Less: Accumulated depreciation	367,683	218,537

	$1,035,863	$982,672

Depreciation and amortization expense for the six months ended June 30, 2006 and 2005 were $162,255, including $13,109 in amortization related to trademarks, and $71,143, respectively.

NOTE 8 — Accounts Payable — Major Vendors
Purchases from two suppliers amounted to approximately $28,000,000 for the six months ended June 30, 2006. Included in accounts payable and accrued expenses is approximately $2,453,000 due to these suppliers.
NOTE 9 — Accrued Bonus Compensation
As part of their employment agreements, the Chief Executive Officer, Chief Financial Officer, President and Vice President — Women’s Design, are eligible to earn incentive compensation.
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
NOTE 10 — Common Stock
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

Six months
ended
June 30,
2005 (unaudited)
Net income, as reported	$8,094,968
Less: pro forma stock option compensation expense, net of tax	(198,600)
Pro forma net income	$7,896,368
Earnings per share:
Basic — as reported	$0.38
Basic — pro forma	0.35
Diluted — as reported	0.35
Diluted — pro forma	0.34
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

2006 aggregated information regarding the Company’s fixed stock option plans is summarized below:

		Wtd.	Wtd.
		Average	average	Aggregate
		exercise	contractual	intrinsic
	Options	price	term	value
Outstanding December 31, 2005	1,358,664	$1.16
Granted	0
Exercised	(113,667)	$0.87
Cancelled/ Expired	(16,668)

Outstanding June 30, 2006	1,228,329	$1.53

Vested during the period of January 1 — June 30, 2006	75,000	$0.48		$1,291,500
Total Exercisable at June 30, 2006	572,665	$1.76	1.67	$9,128,762
The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The following weighted-average assumptions were used for grants made under the fixed option plans for the current and prior year:

		Year ended
	Year ended	December 31,
	June 30, 2006	2005
Expected stock volatility	112%	93-143%

Expected life of option (years)	10	10

Weighted average risk-free interest rate	5%	5%

Expected dividend yield	0%	0%
The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility. For 2006 and 2005, the Company has relied on observations of both historical volatility trends as well as implied future volatility observations. For stock option grants, the Company utilized expected volatility based on the expected life of the option. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different option recipients. The risk-free interest rates used, were 5% for the second quarter 2006 and 5% for all of 2005.
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
The Company reviewed the authoritative literature regarding stock-based compensation including SFAS 123 (R) ‘Share Based Payments’. The Company is using the fair value method to determine the valuation of the restricted share awards and is measuring the awards at the dates of grant. As stated above, the only condition attached to the shares is continued service with the Company. Under SFAS 123 (R) the fair value of stock based compensation is recognized over the employee’s service period. In this case the service periods are January 4, 2006-June 15, 2009. The Company uses the straight line method to record the expense associated with these grants, ensuring that at any point the vested portion is expensed. As of June 30, 2006 the Company has recognized $1,534,090 as compensation expense. The Company expects currently estimates that share-based compensation expense related to common stock grants will be approximately $3,300,000 for the full year 2006, before income taxes.
Aggregate information regarding the Company’s restricted stock awards for the period of December 31, 2005 through June 30, 2006 is summarized below:
00A0

		Wtd.	Wtd.
		Average	average
		Issue	contractual	Expense
	Shares	price	term	recorded
Issued and Outstanding December 31, 2005	27,000	$13.50
Granted	442,500	17.41
Forfeited	0	—

Issued and Outstanding June 30, 2006	469,500	$17.19

Total unvested at June 30, 2006	400,250	$17.19
Total vested at June 30, 2006	69,250	$17.04	1.42	$1,534,090
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
NOTE 11 — Commitments and Contingencies
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
NOTE 12 — Concentrations of Certain Risks
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, marketable securities and accounts receivable. The Company extends credit to customers located throughout North America, whose sales invoices have not been sold to the Company’s factor, based upon an evaluation of the customer’s financial condition and credit history (Note 4). The majority of the Company’s customers located outside of North America pay on a cash in advance basis. With more than 1,000 domestic retail and distribution accounts, we consider credit risk to be limited due to the Company’s large and diversified international and domestic customer base. For the six months ended June 30, 2006 the Company’s five largest customers comprised 40% of net sales.

Revenue and accounts receivable from significant customers, who in any one or more of the years shown accounted for 10% or more of the Company’s revenue for the six months ended June 30, 2006 and 2005 were as follows:

	For the six months		For the six months
	ended June 30,		ended June 30,
	2006		2005
		% of		% of
	% of	A/R,	% of	A/R,
	Revenue	Net	Revenue	Net
Company A	10%	61%	30%	76%
Company B	13%	—	—	—
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
NOTE 13 — Legal Proceedings
Joseph C. Canouse
On March 21, 2006, the Company and Joseph C. Canouse (“Canouse”) entered into a Settlement Agreement and General Release related to a services agreement dated February 26, 2004. Under the settlement agreement, the Company agreed to pay Canouse $100,000 in cash and to issue to him 100,000 shares of the Company’s common stock. Canouse agreed to dismiss his lawsuit against the Company and to release the Company from all claims arising out of or related to the circumstances that gave rise to the lawsuit. Canouse further agreed to be subject to a five-year standstill period during which he will not acquire or cause to be acquired any assets, businesses, securities, or rights of the Company, or options to acquire such rights, or take certain stockholder actions. In connection with the issuance of the shares, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission for the registration of the resale of the shares. The Company had previously taken a one-time, non-cash charge of $2.1 million in the fiscal fourth quarter of 2005 and paid $100,000 for the legal settlement.
Indigo Group USA, Inc.
On April 28, 2005, Guru Denim, Inc. (“Guru”), the wholly owned subsidiary of True Religion Apparel, Inc., terminated its Manufacturer’s Agreement (“Agreement”) dated September 15, 2004 with The Indigo Group USA, Inc. (“Indigo”) based upon Indigo’s failure to cure multiple defaults under the Agreement. Indigo believed that it was not in breach of the Agreement. On April 29, 2005 Guru received a letter from Indigo requesting the dispute be submitted to arbitration. Indigo contended that it lost $1.6 million in profits on 156,000 pairs of jeans not manufactured under the Agreement. Guru believes that Indigo failed to perform under the Agreement. Evidentiary proceedings in the matter took place in March 2006. Subsequent to the six months ended June 30, 2006, the arbitrator in the matter issued an interim award, pursuant to which the Company has accrued $1,900,000; please refer to subsequent events Note 16.

NOTE 14 — Net Income per Share
The following table sets forth the computation of basic and diluted net income per share for the six months ended June 30, 2006 and 2005:

	June 30,	June 30,
	2006	2005
	(unaudited, restated)	(unaudited)
NUMERATOR:
Net income available to common stockholders	$11,345,384	$8,094,968

DENOMINATOR:
Weighted-average shares outstanding, basic	22,628,000	21,299,000
Dilutive effect of employee stock options (net of treasury method buyback)	874,000	1,763,500

Adjusted weighted-average shares outstanding, diluted	23,502,000	23,062,500

NET INCOME PER SHARE:
Basic	$.50	$.38
Diluted	$.48	$.35
NOTE 15 — Segment Information
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
Summarized financial information concerning the Company’s reportable segments is shown in the following table for the six months ended June 30, 2006 (unaudited):

	Wholesale	Retail Store	Eliminations*	Consolidated
Net Sales	$65,893,377	$845,476	$(395,573)	$66,343,280
Gross Profit	$34,929,325	$449,903	$(250,880)	$35,128,348
Net Income from Operations	$20,155,829	$232,154	$—	$20,387,983
Total Assets	$58,737,817	$376,039		$59,113,856

*	Represents inter-company sales from wholesale to the retail store

Geographical information follows:

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Sales to external customers:
North America	$50,245,374	$24,942,583
Asia	7,783,124	12,877,162
Europe	5,522,427	3,485,365
All other geographic regions	2,792,355	806,210

Total sales to external customers	$66,343,280	$42,111,320

NOTE 16 — Subsequent Events
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
Three Months Ended June 30, 2006 Compared to June 30, 2005
We recorded sales of $30,734,475 for the three months ended June 30, 2006 and $22,003,367 for the three months ended June 30, 2005. All of these sales were of our True Religion Brand apparel. Gross profit for the three months ended June 30, 2006 was $16,352,078, or 53%, compared to $10,932,388, or 50%, for 2005. We plan that our gross margin should stay within the 50 — 52% range based upon our current purchase orders with contract manufacturers. In the three months ended June 30, 2006, much of our sales were made in the United States, Japan, Europe and Mexico. During the three months ended June 30, 2006 sales to department stores, including Neiman Marcus, Nordstrom, Saks Fifth Avenue, Bloomingdales and Barney’s, equaled 43% of sales in the United States.
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

Net income before income taxes for the three months ended June 30, 2006 and the three months ended June 30, 2005 was $7,993,203 and $6,660,313, respectively. The increase in net income before provision for income taxes commonly referred to as ‘net operating income’, a non-GAAP performance measurement, is primarily due to the large increase in sales of True Religion apparel in the United States. The increase in operating margin is attributable to the ongoing change in the composition of sales from international to domestic, which command higher wholesale prices. A modification in the commission structure of outside sales contractors has also been a contributing factor. Net income after provision for income taxes for the three months ended June 30, 2006 and 2005 was $4,874,203 and $4,262,674, respectively. Net income for the three months ended June 30, 2006 was adversely affected due to the accrual of $1,900,000 in legal settlement expenses related to the Indigo arbitration as well as the recognition of in excess of $750,000 in restricted stock compensation expense.
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
ITEM 4. Controls and Procedures
Attached as exhibits to this quarterly report on Form 10-Q are certifications of the Company’s Chief Executive Officer and Chief Financial Officer that are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Evaluation of Disclosure Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2006, in general, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives: however, certain weaknesses relating to the presentation of financial information, including the presentation of comprehensive income and unrealized gain on marketable securities and procedures to ensure that the presentation of the financial statements are completed prior to the filing of Form 10-Q could be deemed to be material weaknesses. The audit committee and management are reviewing these issues and working together to provide a system of checks and balances and sign-offs to remediate this weakness.
Inherent Limitations on Effectiveness of Controls
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Management’s Consideration of the June 30, 2006 Restatement
In coming to the conclusion that our disclosure controls and procedures were generally effective as of June 30, 2006, our management considered, among many other things, the control deficiency related to the financial reporting for the recognition of unrealized gain/loss as accumulated other comprehensive income, which resulted in the restatement of our previously issued financial statements for the period ended June 30, 2006. In order to prevent the recurrence of such a control deficiency, we have taken the following steps as of the date of this filing to correct this previously identified control deficiency:
Developed checklist and additional procedures to: determine the segregation of realized gain/loss on marketable securities; unrealized gain/loss; and related financial statement and footnote disclosure is made accurately. This checklist includes: the preparation and review of workpapers associated with monthly marketable securities activities by a qualified individual; review and approval by the VP – Finance; proofing for mathematical errors by a Senior Accountant; review and approval by the Chief Financial Officer; which same ensures that the necessary financial statement and related footnote disclosure have been made accurately.
Increased the number of internal reviewers of the document and established a system of sign-offs in order to detect any possible errors, omissions or misstatements of fact prior to filing.
In the final stages of incorporating review comments from the company’s counsel and independent public accounting firm, the company may have experienced a material weakness in regards to communication of certain changes. The audit committee is investigating the need for improved disclosure controls, reviewing the new controls already implemented, and these are being tested to ensure the controls are effective in order to remediate the previously identified control deficiency and material weakness.
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
ITEM 5. Other Information
None
ITEM 6. Exhibits.
The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated August 18, 2005, by and between the Registrant and True Religion Apparel, Inc., a Nevada corporation and the Registrant’s predecessor in interest (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

3.1	Certificate of Incorporation (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

3.2	Bylaws (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

10.1	Settlement Agreement and Mutual General Release with The Indigo Group USA and Jeremy Lew (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)

Exhibit
Number	Description

10.2	Manufacturer’s Agreement with The Indigo Group, USA (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004)

10.3	Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim Inc. (incorporated by reference from our Form 10-KSB/A filed on April 6, 2005)

10.4	Letter dated July 1, 2005, amending the terms of the Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim Inc. (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005)

10.5	Letter dated June 8, 2006, amending the terms of the Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim Inc.

10.6	True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed on July 22, 2005)

10.7	Standard Single-Tenant Sublease dated July 5, 2005 between L.A. Fabric Imports, Inc. and Guru Denim, Inc. for 1557 Rio Vista Ave. Los Angeles, California (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005)

10.8	Form of Indemnification Agreement between True Religion Apparel, Inc. and its officers and directors. (Incorporated by reference from our Form 10-QSB Quarterly Report Filed November 15, 2005)

10.9	Employment Agreement dated January 4, 2006, by and between True Religion Apparel, Inc. and Jeffrey Lubell (Incorporated by reference from our Form 8-K Current Report filed January 10, 2006)

10.10	Amendment to Employment Agreement dated May 31, 2006, by and between True Religion Apparel, Inc. and Jeffrey Lubell (Incorporated by reference from our Form 8-K Current Report filed June 5, 2006)

10.11	Employment Agreement dated January 4, 2006, by and between True Religion Apparel, Inc. and Charles Lesser (Incorporated by reference from our Form 8-K Current Report filed January 10, 2006)

10.12	Amendment to Employment Agreement dated May 31, 2006, by and between True Religion Apparel, Inc. and Charles Lesser (Incorporated by reference from our Form 8-K Current Report filed June 5, 2006)

10.13	Employment Agreement dated January 4, 2006, by and between True Religion Apparel, Inc. and Kymberly Lubell (Incorporated by reference from our Form 8-K Current Report filed January 10, 2006)

10.14	Amendment to Employment Agreement dated May 31, 2006, by and between True Religion Apparel, Inc. and Kymberly Lubell (Incorporated by reference from our Form 8-K Current Report filed June 5, 2006)

10.15	Employment Agreement dated April 12, 2006, by and between True Religion Apparel, Inc. and Michael Buckley (Incorporated by reference from our Form 8-K Current Report filed April 14, 2006)

10.16	Lease Agreement dated May 28, 2004, by and among True Religion Apparel, Inc., Guru Denim, Inc. and Rio Vista Industrial Investments, LLC for 1525-1535 Rio Vista Avenue, Los Angeles, California (Incorporated by reference from our Form 10-KSB Annual Report filed March 31, 2006)

10.17	Standard Industrial/Commercial Single-Tenant Lease — Gross dated May 17, 2006, by and among SDJ Enterprises, Ltd., Guru Denim, Inc. and True Religion Apparel, Inc. for 2263 E. Vernon, Vernon, California (Incorporated by reference from our Form 8-K Current Report filed May 22, 2006)

10.18	Settlement Agreement and General Release dated March 21, 2006, by and between True Religion Apparel, Inc. and Joseph C. Canouse (Incorporated by reference from our Form 10-KSB Annual Report filed March 31, 2006)

Exhibit
Number	Description

10.19	Waiver and Release Agreement dated May 30, 2006, by and among Mark Saltzman, True Religion Apparel, Inc. and Guru Denim, Inc. (Incorporated by reference from our Form 8-K Current Report filed June 5, 2006)

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.

By:	/s/ JEFFREY LUBELL Jeffrey Lubell, CEO, and Director
(Principal Executive Officer)

Date:	November 13, 2006

By:	/s/ CHARLES A. LESSER Charles A. Lesser, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 13, 2006