Form 10-Q
period 2006-09-30
TRUE RELIGION APPAREL INC
filed 2006-11-15
CIK 1160858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report period ended September 30, 2006

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
As of November 10, 2006 there were 23,001,530 shares of common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,234,832	$9,436,632
Marketable securities (note 3)	22,142,207	5,970,486
Accounts receivable, net of allowances of $331,000 and $478,719, respectively	6,787,566	7,795,524
Due from factor, net of charge backs and other deductions (Note 4)	16,649,472	6,722,496

Vendor receivable	232,868	310,000
Inventory (Note 5)	9,406,747	10,052,748
Deferred tax asset	614,000	1,989,000
Stock subscription receivable	0	68,080

Prepaid income taxes	981,049	0
Prepaid expenses and short term deposits	563,418	409,985

Total current assets	69,612,159	42,754,951
Property and equipment, net of accumulated depreciation (Note 6)	1,782,227	982,672
Deposits and other assets	788,154	254,068

TOTAL ASSETS	$72,182,540	$43,991,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$9,017,781	$6,723,701
Accrued payroll, vacation and bonus expense	694,882	157,220
Accrued customer credits	109,700	91,000
Accrued incentive compensation	1,044,989	355,321
Deferred revenue	75,367	0
Income taxes payable	0	1,237,443

Total current liabilities	10,942,719	8,564,685
Deferred tax liability	0	134,000

Total liabilities	10,942,719	8,698,685

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, 0 issued and outstanding, respectively	—	—
Common Stock, $.0001 par value, 80,000,000 shares authorized, 22,975,697 and 22,207,865 issued and outstanding, respectively	22,985	22,217
Additional paid in capital	17,895,845	11,569,224
Accumulated other comprehensive income	76,872	0
Retained earnings	43,244,119	23,701,565

Total Stockholders’ Equity	61,239,821	35,293,006

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,182,540	$43,991,691

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and nine months ended September 30, 2006 and 2005
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$42,908,956	$34,989,991	$109,252,236	$77,101,311
Cost of Sales	20,525,498	16,558,141	51,740,430	37,513,414

Gross Profit	22,383,458	18,431,850	57,511,806	39,587,897

Costs and Expenses:
Retail	209,525	—	427,274	—
Selling and shipping	4,350,473	2,659,351	11,836,331	6,651,146
General and administrative	4,264,229	3,106,215	11,300,987	7,106,334

	8,824,227	5,765,566	23,564,592	13,757,480

Income from Operations	13,559,231	12,666,284	33,947,214	25,830,417

Other (Income)/Expense:

Settlement expense	156,475	—	2,106,475	—

Other Income	(15,000)	—	(53,564)	—

Investment banking expense	642,282	—	642,282	—
Realized (gain) on marketable securities (net of tax)	(18,802)	—	(72,551)	—

Interest Income (net)	(191,892)	(18,992)	(297,979)	(18,992)

Total Other Expense	573,063	(18,992)	2,324,663	(18,992)

Net Income before Provision for Income Taxes	12,986,168	12,685,276	31,622,551	25,849,409
Provision for Income Taxes	4,789,000	4,959,591	12,080,000	10,028,756

Net Income	8,197,168	7,725,685	19,542,551	15,820,653
Unrealized gain on marketable securities (net of losses and taxes)	19,143	—	76,872	—

Comprehensive Income	$8,216,311	$7,725,685	$19,619,423	$15,820,653

Comprehensive Income per share — Basic	$0.36	$0.35	$0.86	$0.74

Comprehensive income per share — Diluted	$0.35	$0.33	$0.83	$0.68

Weighted average shares outstanding — basic	22,927,000	21,946,000	22,729,000	21,517,000

Weighted average shares outstanding — diluted	23,613,000	23,238,000	23,538,000	23,121,000

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,542,551	$15,820,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250,793	122,639
Provision for bad debt (recovery)	(6,282)	258,473
Shares issued for services	2,104,000	48,500
Non-cash stock option expense	379,525	—
Amortization of non-cash compensation expense-restricted stock	2,422,005	1,277,818
Deferred taxes	1,291,000	(443,541)
Employee option acceleration expense	84,800	—
Realized gain on securities	(72,551)	—
Changes in assets and liabilities:
(Increase) Decrease in assets
Accounts Receivable	1,014,240	(5,469,473)
Due from Factor	(9,926,976)	(4,146,000)
Inventory	646,000	(6,471,987)
Vendor receivable	77,132	—
Stock subscription receivable	68,080	—
Prepaid taxes	(1,138,703)	(256,508)
Prepaid Expenses and other current assets	(153,433)	(117,142)
Deposits and other assets	(541,077)	—
Increase (Decrease) in liabilities
Accounts payable and accrued expenses	2,294,080	3,164,363
Accrued payroll, vacation and bonus expenses	537,667	637,514
Accrued customer credits	18,700	31,000
Accrued incentive compensation payable	689,669	269,427
Deferred revenue	75,366	—
Income taxes payable	—	2,559,315

Net cash provided by operating activities	19,656,586	7,285,051

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchase of equipment and trademarks	(1,043,357)	(502,826)
Sales and maturities of marketable securities	17,862,776	—
Purchase of marketable securities	(33,885,083)	—

Net cash (used in) investing activities	(17,065,664)	(502,826)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	207,278	791,703

Net cash provided by financing activities	207,278	791,703

Net increase in cash	2,798,200	7,573,728
Cash, beginning of period	$9,436,632	$2,946,058

Cash, end of period	$12,234,832	$10,519,786

Supplemental disclosure of cash flow information:
Interest Paid	$52,560	$23,519
Taxes Paid	$10,430,000	$7,938,165
The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2006 (unaudited)
NOTE 1 — Description of Our Company
True Religion Apparel, Inc. designs, manufactures, markets and distributes high-fashion denim jeans and other apparel including skirts, shorts, jackets, sweat suits, T-shirts and knitwear which are sold throughout the world. During the nine months ended September 30, 2006, domestic sales represented approximately 73% and foreign sales represented approximately 27%, respectively, of our overall sales. We consider our activities to be two business segments, wholesale and retail.
NOTE 2 — Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited consolidated financial statements for the interim periods ended September 30, 2006 and 2005, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, and other accounting entries as described herein. The Consolidated Balance Sheet as of December 31, 2005 has been derived from the Company’s audited financial statements as of that date. However, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial results for the Company and apparel companies, in general, are seasonal in nature. Historically, the Company’s third and fourth fiscal quarters have been more profitable than its first and second fiscal quarters. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the True Religion Annual Report on Form 10-KSB for the year ended December 31, 2005.
Revenue Recognition
The Company recognizes retail operations revenue at the point of sale and wholesale operations revenue from the sale of merchandise when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable. The Company records sales returns in the period in which they are received. For the nine months ended September 30, 2006 and 2005, the Company recognized returns of $2,592,701 and $1,490,553, respectively. Management evaluated the effects of estimating and accruing for wholesale and retail sales returns in the current and prior periods and determined the impact to be immaterial.
Gift Certificates and Store Credits
The Company defers all revenues related to gift certificates and store credits until they are redeemed for merchandise. Based on prior redemption experience, the Company does not recognize unredeemed balances prior to two years from the date of issuance.
Advertising
The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials when incurred. Advertising expense for the nine months ended September 30, 2006 and 2005 amounted to approximately $390,000 and $77,000, respectively.
License revenue
License revenue is based, as defined in the underlying agreement, on the licensee’s actual net sales or minimum net sales, whichever is greater. The Company may receive special payments in consideration of the grant of license rights. These payments are recognized ratably as revenue over the term expressed by the agreement. The unrecognized portion of upfront payments is included in deferred revenue. License revenue for the nine months ended September 30, 2006 and 2005 was $6,818 and $0, respectively.

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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on the consolidated financial statements.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin no. 108 (SAB 108) to clarify consideration of the effects of prior year errors when quantifying misstatements in current year financial statements for the purpose of quantifying materiality. SAB 108 requires issuers to quantify misstatements using both the “rollover” and “iron curtain” approaches and requires an adjustment to the current year financial statements in the event that after the application of either approach and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is effective for fiscal years beginning after November 15, 2006. Management has evaluated impact of SAB 108 and does not expect the adoption of SAB 108 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In October 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Under SFAS No. 158, a defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Initial recognition of the funded status and certain disclosures under SFAS No. 158 will be required on December 31, 2006. Management has evaluated the impact of SFAS No. 158 on the consolidated financial statements and has determined it is not applicable. The adoption of SFAS No. 158 is not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 3 — Marketable Securities
Fixed maturity securities available for sale are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income, net of the related income tax expense or benefit. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. Declines in the fair value of investments which are considered to be other than temporary are reported as realized losses. The Company evaluates, among other things: the financial position and prospects of the issuer; conditions in the issuer’s industry and geographic area; liquidity of the investment; changes in the amount or timing of expected future cash flows from the investment; recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary; and the length of time and extent to which the fair value of the investment is lower than amortized cost and the Company’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value.
During 2006, the Company adopted the Financial Accounting Standards Board Staff Position (“FSP”) on Statement of Financial Accounting Standard (“SFAS”) 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP was issued in November 2005 and replaced the impairment recognition and measurement guidance set forth in Emerging Issues Task Force (“EITF”) Issue 03-1 and superseded EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP also amended SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The FSP clarifies that an other-than-temporary impairment loss should be recognized when the investor has decided to sell an available for sale security that is other than temporarily impaired and the investor does not expect the security’s fair value to fully recover prior to the expected sale. Such impairment loss should be recognized as other-than-temporary in the period in which the decision to sell is made. The adoption of the FSP did not have a material effect on the financial position or results of operations of the Company.
Marketable securities activities for the nine months ended September 30, 2006 is summarized below:

	September 30, 2006
		Gains in	Losses in
		Accumulated Other	Accumulated Other
	Estimated Fair	Comprehensive	Comprehensive
	Value	Income	Income
U.S. Government Securities	$10,206,244	$14,081	—
Municipal Bonds and Notes	11,935,963	62,791	—

Total debt securities	$22,142,207	$76,872	$0

During the three and nine months ended September 30, 2006, available-for-sale securities and notes were sold for total proceeds of $3,241,276 and $17,862,776, respectively. The gross realized gains on these sales totaled $18,802 and $72,551, respectively. For purpose of determining gross realized gains, the cost of securities is based on specific identification. For the three and nine months ended September 30, 2006, net unrealized holding gains on available-for-sale securities and notes in the amount of $19,143 and $76,872, respectively, have been included in accumulated other comprehensive income. For the year ended December 31, 2005, there was no other comprehensive income. The aggregate fair value of the securities for the nine months ended September 30, 2006 was $22,123,065.
Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual maturities of available-for-sale debt securities at September 30, 2006, are as follows:

Estimated Fair Value
Within one year	$10,206,244
After 1-5 years	0
After 5-10 years	11,935,963

$22,142,207

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The basis for allocation of securities not due at a single maturity date which have been allocated over several maturity groupings is due date of the securities segregated into 5-year bandwidths.
NOTE 4 — Due From Factor, Net of Chargebacks, Other Deductions and Advances
The Company uses a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.60% of the gross invoice amount of each account receivable. At September 30, 2006 items subject to recourse totaled approximately $336,000. For the nine months ended September 30, 2006, the Company paid a total of $52,560 of interest to the factor.
The Company can draw advances from the factor based on a pre-determined percentage of accounts receivable sold. The factor holds as security substantially all assets of the Company. The Company is contingently liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. On June 8, 2006, the Company extended the duration of its factoring agreement until December 2, 2007.

Due from factor, net of chargebacks, other deductions and advances as presented in the balance sheet at September 30, 2006 and December 31, 2005 is summarized below:

	September 30,
	2006	December 31,
	(unaudited)	2005
Outstanding factored receivables	$16,087,967	$6,397,179
Matured Funds	—	20,666
Assignments in transit	1,436,505	989,953

	17,524,472	7,407,798
Funds advanced	—	(215,302)
Reserves for chargebacks and other deductions	(875,000)	(470,000)

Due from factor, net of chargebacks, other deductions and advances	$16,649,472	$6,722,496

NOTE 5 — Inventory

Inventory consisted of the following:
	September 30,
	2006	December 31,
	(unaudited)	2005
Finished Goods	$6,557,518	$7,630,869
Work-in-Progress	2,849,229	2,421,879

	$9,406,747	$10,052,748

NOTE 6 — Property and Equipment

A summary is as follows:
	September 30,
	2006	December 31,
	(unaudited)	2005
Computers and other equipment	$613,040	$464,029
Furniture and Fixtures	175,494	64,293
Leasehold Improvements	515,598	422,659
Construction-in-progress	397,539	—
Trade Show booths	549,886	250,228

Total Property and equipment	2,251,557	1,201,209
Less: Accumulated depreciation	469,330	218,537

	$1,782,227	$982,672

Depreciation and amortization expense for the nine months ended September 30, 2006 and 2005 were $250,793, and $116,872, respectively, including $16,184 in amortization related to trademarks.
NOTE 7 — Accounts Payable — Major Vendors
Purchases from two suppliers amounted to approximately $46,650,000 for the nine months ended September 30, 2006. Included in accounts payable and accrued expenses is approximately $4,415,000 due to these suppliers.

NOTE 8 — Accrued Bonus Compensation
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
For the nine months ended September 30, 2006 and 2005 accrued officer bonus compensation totaled approximately $1,045,000 and $0, respectively. Bonuses are paid within 45 days of the close of the Company’s fiscal year.
NOTE 9 — Common Stock
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

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), at September 30, 2005:

Nine months
ended
September
30, 2005
(unaudited)
Net income, as reported	$15,820,653
Less: pro forma stock option compensation expense, net of tax	(498,000)

Pro forma net income	$15,322,653

Earnings per share:
Basic — as reported	$0.73
Basic — pro forma	0.71
Diluted — as reported	0.68
Diluted — pro forma	0.66
Stock Incentive Plan
On June 16, 2005, the Company’s Board of Directors approved the True Religion Apparel, Inc. 2005 Stock Incentive Plan, or 2005 Incentive Plan. The Company had two other stock-based incentive programs, the 2004 Option Plan, and the 2004 Equity Plan. The 2004 Option Plan and the 2004 Equity Plan are referred to as the “prior plans.” The 2005 Incentive Plan amends and restates our prior plans and serves as the successor program to the prior plans. An additional 1,211,723 shares was reserved under the 2005 Incentive Plan. All option grants have a term of 10 years, with most requiring an additional 2-3 year service period in order to achieve full vesting of the grant. There were no options granted during the nine months ended September 30, 2006. There were no option grants during the year 2005. Currently, the Company does not issue option grants to its employees, officers and directors. At the present time, the Company issues restricted stock awards as incentive compensation to employees, officers and directors.
As of September 30, 2006, 2,473,666 shares of our common stock were issued under the plan, of which options to purchase 1,124,164 of these shares were outstanding. Since the inception of the prior plans 1,316,169 shares of common stock have been issued upon the exercise of options granted under the prior plans for approximately $1,077,000 of cash consideration at an average exercise price per share of $0.82.

2006 aggregated information regarding the Company’s fixed stock option plans is summarized below:

		Wtd.	Wtd.
		Average	average	Aggregate
		exercise	contractual	intrinsic
	Options	price	term	value
Outstanding December 31, 2005	1,358,664	$1.16
Granted	0	—
Exercised	(217,832)	$0.95
Cancelled/ Expired	(16,668)	—

Outstanding September 30, 2006	1,124,164	$1.57

Vested during the period of January 1 – September 30, 2006	678,167	$0.77		$14,309,324
Total Exercisable at September 30, 2006	905,000	$1.11	.25	$19,095,500
The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The following weighted-average assumptions were used for grants made under the fixed option plans for the current and prior year:

	Nine months
	ended	Year ended
	September 30,	December 31,
	2006	2005
Expected stock volatility	112%	93-143%

Expected life of option (years)	10	10

Weighted average risk-free interest rate	5%	5%

Expected dividend yield	0%	0%
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
On January 4, 2006, the Company granted 255,000 restricted shares to three officer employees as long term incentive compensation. The grant of shares for each employee is structured such that 25% vested on January 4, 2006, 50% vest on January 4, 2007 and 25% on January 4, 2008. The fair market value (“FMV”) of each share was $16.86 on that date and the Company has valued the grants in the amount of $4,299,300.
On February 13, 2006, the Company granted 20,000 shares to three employees as long term incentive compensation. The grant of shares for each employee is structured such that 25% vested on February 13, 2006, 50% vest on February 13, 2007 and 25% on February 13, 2008. The FMV of each share was $19.73 on that date and the Company has valued the grants in the amount of $394,600.

On various dates throughout the nine months ended September 30, 2006 the Company granted 154,500 shares to nine employees as long term incentive compensation. The grant of 152,500 shares is structured such that 33% vests on the first anniversary of the date of the grant, 33% on the second anniversary and 34% on the third anniversary. The grant of 2,000 shares is structured such that 25% vested on April 17, 2006, 50% vest on April 17, 2007 and 25% on April 17, 2008. The FMV of each share was determined on the date the grant was made and the Company has valued the grants in the amount of $2,876,145.
On June 15, 2006, the Company granted 13,500 shares to the directors and an outside consultant to the Company. The grant for such shares is structured such that 33% vests on June 15, 2007, 33% on June 15, 2008 and 34% on June 15, 2009. The FMV of each share was $17.35 and the Company has valued the grant in the amount of $234,225. Pursuant to Emerging Issues Task Force (“EITF”) Abstract 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company measured the fair value of the equity instruments of the grant to the outside consultant using the stock price on the date of issuance and has remeasured the unvested portion at period end.
In all instances, those shares not vested are escrowed with the Company. In the event that the employee or officer is not employed with the Company at the vesting date, the unvested shares are forfeited.
The Company reviewed the authoritative literature regarding stock-based compensation including SFAS 123 (R) ‘Share Based Payments’. The Company is using the fair value method to determine the valuation of the restricted share awards and is measuring the awards at the dates of grant. As stated above, the only condition attached to the shares is continued service with the Company. Under SFAS 123 (R) the fair value of stock based compensation is recognized over the employee’s service period. In this case the service periods are January 4, 2006-September 6, 2009. The Company uses the straight line method to record the expense associated with these grants, ensuring that at any point the vested portion is expensed. As of September 30, 2006 the Company has recognized $2,415,340 as compensation expense. The Company expects currently estimates that share-based compensation expense related to common stock grants will be approximately $3,150,000 for the full year 2006, before income taxes.
Aggregate information regarding the Company’s restricted stock awards for the period of December 31, 2005 through September 30, 2006 is summarized below:

		Wtd.	Wtd.
		Average	average
		Issue	contractual	Expense
	Shares	price	term	recorded
Issued and Outstanding December 31, 2005	27,000	$13.50
Granted	450,000	17.48
Forfeited	—	—

Issued and Outstanding September 30, 2006	477,000	$17.31

Total unvested at September 30, 2006	385,750	$17.48
Total vested at September 30, 2006	91,250	$16.27	1.17	$2,422,005
The unaudited Consolidated Statements of Income for the nine months ended September 30, 2006 and 2005 reflects share-based compensation cost of $2,879,665 and $121,500, respectively. The $2,886,330 is comprised of $379,525 related to stock options, $84,800 related to the acceleration of the vesting provisions of options of a former employee and $2,422,005 related to vested restricted stock awards. The distribution of this expense was to general and administrative expense. The total tax benefit recognized from share-based compensation arrangements for the nine months ended September 30, 2006 and 2005, was approximately $1,130,000 and $3,200,000, respectively. The Company’s earnings before income taxes and net earnings for three and nine months ended September 30, 2006 were reduced by $128,575 and $379,525, respectively for expense related to the recognition of stock option expense in conformity with SFAS 123(R) and $84,800 related to the acceleration of the vesting provision of certain stock options which were exercised as of September 30, 2006, compared to the previous accounting method under APB 25. Net income per share, basic and diluted, was reduced for the three and nine months ended September 30, 2006 by $.00 and $.02, respectively, compared to the previous accounting under APB 25.

During the nine months ended September 30, 2006, the Company issued 217,832 shares of its common stock pursuant to the exercise of options to purchase common stock to officers and employees at an average exercise price of $0.95 for a total cash consideration of approximately $207,000.
The Company received a tax benefit in the approximate amount of $1,130,000 arising from the exercise and sale by employees of 160,332 stock options during the nine months ending September 30, 2006. The effect of these employee exercises and sales creates taxable income for these employees and gives rise to a tax deduction for the Company and generates a tax saving to the Company, at the Company’s combined tax rate of approximately 43%. No income tax benefit is realized until the employee sells the shares related to the option exercise.
NOTE 10 — Commitments and Contingencies
On May 17, 2006, the Company entered into a lease for approximately 119,000 square feet of combined office and warehouse space located at 2263 E. Vernon Ave., Vernon, California at a monthly rent of $60,790. The lease commenced May 4, 2006 and expires June 30, 2011. Guru Denim, Inc. will relocate all of its business activities to this facility throughout the remainder of the year 2006. The Company intends to conduct virtually all of the executive, administrative, design, warehouse and shipping functions of True Religion Apparel, Inc. from this facility by March 31, 2007. The Company estimates total build out costs of approximately $3.5 million for leasehold improvements, telecommunications equipment, and furniture and fixtures, which it expects to incur primarily in 2006.
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
On July 11, 2006, the Company entered into a lease for approximately 1,850 square feet of retail space located at 130 Prince Street New York, New York at a monthly rent of $37,500, subject to adjustment during the term, plus the pro-rata share of certain pass-through items including taxes on common areas, insurance premiums and common area maintenance costs. The lease commenced September 1, 2006 and expires June 30, 2016. The Company will use these leased premises as a retail store for the sale of True Religion merchandise.
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
On August 25, 2006, the Company entered in a lease for approximately 1,300 square feet of retail space located at 130 S. Robertson Los Angeles, California at a monthly rent of $9,379, subject to adjustment during the term, plus the pro-rata share of certain pass-through items including taxes on common areas, insurance premiums and common area maintenance costs. The lease commences on September 1, 2006 and expires August 31, 2008. The Company will use the leased premises as a retail store for the sale of True Religion merchandise.
See Note 15 for additional commitments the Company has entered into subsequent to September 30, 2006.
The table below sets forth our lease obligations through 2011 (unaudited);

Year ending December 31,
2006	$442,480
2007	2,115,122
2008	1,951,133
2009	1,921,137
2010	1,970,424
2011 and thereafter	7,275,255

$15,675,551

We have the option to renew two leases under various terms, ranging from five to six years, at various rates as specified within each lease agreement. The table above does not assume any such renewals. The Company has no capitalized lease obligations.
NOTE 11 — Concentrations of Certain Risks
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, marketable securities and accounts receivable. The Company extends credit to customers located throughout North America, whose sales invoices have not been sold to the Company’s factor, based upon an evaluation of the customer’s financial condition and credit history (Note 4). The majority of the Company’s customers located outside of North America pay on a cash in advance basis. With more than 1,000 domestic retail and distribution accounts, we consider credit risk to be limited due to the Company’s large and diversified international and domestic customer base. For the nine months ended September 30, 2006 the Company’s five largest customers comprised 40% of net sales.
Revenue and accounts receivable from significant customers, who in any one or more of the years shown accounted for 10% or more of the Company’s revenue for the nine months ended September 30, 2006 and 2005 were as follows:

For the nine
	For the nine months		months
	ended September 30,		ended September
	2006		30, 2005
		% of		% of
	% of	A/R,	% of	A/R,
	Revenue	Net	Revenue	Net
Company A	11%	61%	31%	76%
For the nine months ended September 30, 2006, the Company’s credit losses for the periods presented have not exceeded management’s estimates. The Company’s Japanese distributor has accounted for approximately 11% of the Company’s net sales. The Company’s Japanese distributor provides checks for all shipments post dated for 14 days from the date of shipment. On September 30, 2006 this distributor owed approximately $3,800,000, representing approximately 45 days of sales to this distributor. As of the date of this filing, the Company was in possession of a total of $2,597,000 in post-dated checks from this distributor.
NOTE 12 — Legal Proceedings
Indigo Group USA, Inc.
On April 28, 2005, Guru Denim, Inc. (“Guru”), the wholly owned subsidiary of True Religion Apparel, Inc., terminated its Manufacturer’s Agreement (“Agreement”) dated September 15, 2004 with The Indigo Group USA, Inc. (“Indigo”) based upon Indigo’s failure to cure multiple defaults under the Agreement. Indigo believed that it was not in breach of the Agreement. On April 29, 2005 Guru received a letter from Indigo requesting the dispute be submitted to arbitration. Indigo contended that it lost $1.6 million in profits on 156,000 pairs of jeans not manufactured under the Agreement. Guru believes that Indigo failed to perform under the Agreement. Evidentiary proceedings in the matter took place in March 2006. On August 29, 2006, Guru received the Final Arbitration Award from the arbitrator against Guru in the amount of $2,049,554, consisting of $1,541,434 in damages and $508,120 of interest, fees and costs. $1,950,000 of the final arbitration award was accrued as of the six months ended June 30, 2006. The award was paid and the amount in excess of the accrual was expensed as legal settlement on September 14, 2006.
NOTE 13 — Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	September	September
	30, 2006	30, 2005
	(unaudited)	(unaudited)
NUMERATOR:
Net income available to common stockholders	$19,542,551	$15,820,563

DENOMINATOR:
Weighted-average shares outstanding, basic	22,729,000	21,517,000
Dilutive effect of employee stock options (net of treasury method buyback)	809,000	1,604,000

Adjusted weighted-average shares outstanding, diluted	23,538,000	23,121,000

NET INCOME PER SHARE:
Basic	$.86	$.73
Diluted	$.83	$.68
NOTE 14 — Segment Information
The Company’s business units have been separated into two reportable segments, Wholesale and Retail Operations, as set forth in SFAS 131. True Religion Apparel, Inc. operates both its wholesale and retail business through its wholly owned subsidiary company, Guru Denim Inc. and oversees the operations of each business unit.
The accounting policies of each segment are the same as those described in the summary of significant accounting policies (Note 1). The wholesale division sells denim jeans and other apparel products bearing the True Religion Brand Jeans brand name at its normal list wholesale price and eliminates the internal sales. The retail division sells similar products at the Company’s wholly owned retail store in Manhattan Beach, California. There were two business segments for the nine months ended September 30, 2006. The Company evaluates the performance of each operating segment based on net income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the nine months ended September 30, 2006 (unaudited):

	Wholesale	Retail Store	Eliminations*	Consolidated
Net Sales	$108,519,447	$1,157,911	$(425,122)	$109,252,236
Gross Profit	$57,064,924	$585,858	$(138,976)	$57,511,806
Net Income from Operations	$33,788,630	$158,584		$33,947,214
Total Assets	$71,806,501	$376,039		$72,182,540

*	Represents inter-company sales from wholesale to the retail store. Includes expenses relating to general corporate retail departmental expenses, and the pre-opening expenses associated with retail stores.
Geographical sales information follows:

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)
North America	$80,735,024	$42,211,164
Asia	15,355,090	25,384,265
Europe	9,781,449	6,735,412
All other geographic regions	3,380,673	2,770,470

Total sales to external customers	$109,252,236	$77,101,311

NOTE 15 — Subsequent Events
On October 26, 2006, the Company entered into a lease for approximately 1,475 square feet of retail space located at The Mall at Short Hills, Township of Millburn, New Jersey at a monthly rent of $17,208.33, subject to adjustment during the term, plus the pro-rata share of certain pass-through items including taxes on common areas, insurance premiums and common area maintenance costs. The lease commenced April 1, 2007 and expires April 1, 2017. The Company will use these leased premises as a retail store for the sale of True Religion merchandise.
On October 26, 2006, the Company entered into a lease for approximately 1,200 square feet of retail space located at The Mall at Oyster Bay, Oyster Bay, New York at a monthly rent of $8,500, subject to adjustment during the term, plus the pro-rata share of certain pass-through items including taxes on common areas, insurance premiums and common area maintenance costs. The lease commences on a date in the Fall 2008 to be determined by the Landlord and expires 10 years from that date. The Company will use the leased premises as a retail store for the sale of True Religion merchandise.
On November 3, 2006, the Company entered into a lease for approximately 1,200 square feet of retail space located at Lenox Square in the City of Atlanta, Georgia at a monthly rent of $8,093, subject to adjustment during the term, plus the pro-rata share of certain pass-through items including taxes on common areas, insurance premiums and common area maintenance costs. The lease commences on June 1, 2007 and expires June 1, 2017. The Company will use the leased premises as a retail store for the sale of True Religion merchandise.
On November 3, 2006, the Company entered into a License Agreement with GMI USA Corporation (“GMI”) for male and female dress and casual shoes and boots, casual athletic footwear and sandals in toddler, children and adult sizes. The initial term runs from November 3, 2006 through June 30, 2011 with renewal terms through June 30, 2013, if GMI achieves predefined sales thresholds in certain years. The Agreement calls for the licensee to pay a non-refundable advance of $200,000. The Company received this advance payment on November 10, 2006. The Agreement calls for a royalty rate of 10% to be applied to Net Sales. The Agreement calls for Minimum Royalty Guarantees of $6,500,000 over the initial term of the Agreement. As collateral security for the Licensee’s performance of each and every one of the obligations pursuant to the Agreement, the Licensee shall provide an irrevocable standby letter of credit in for and substance acceptable to Licensor in the amount of not less than $1,100,000. The Company received this irrevocable standby letter of credit on November 9, 2006.
Subsequent to the nine months ended September 30, 2006, the Company issued 10,000 shares of its common stock pursuant to an offer of employment. The grant of the shares is structured such that 33% vests on the first anniversary of the date of the grant, 33% on the second anniversary and 34% on the third anniversary. The FMV of the shares was determined on the date the grant was made and the Company has valued the grant in the amount of $221,700.
Subsequent to the nine months ended September 30, 2006, the Company issued 15,833 shares of its common stock pursuant to the exercise of options at an average exercise price of $2.29 for total cash consideration of approximately $36,249.

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
Financial Condition, Liquidity and Capital Resources
At September 30, 2006, we had a working capital surplus of $58,669,440.
At September 30, 2006, our total assets consisted of $72,182,540, of which $34,377,039 was cash and marketable securities.
At September 30, 2006, our total liabilities were $10,942,719.
Assets. Our current assets totaled $69,612,159 at September 30, 2006. Total assets were $72,182,540 at September 30, 2006. The increase in current assets is primarily due to the growth in cash, marketable securities and factored receivables. At September 30, 2006, our assets consisted primarily of: cash and marketable securities totaling $34,377,039, inventory of $9,406,747, net accounts receivable totaling $6,787,566, and amounts due from our factor of $16,649,472.
Liabilities and Working Capital. Our current liabilities totaled $10,942,719. This resulted in working capital of $58,669,440 at September 30, 2006. We had no long term debt. Liabilities primarily consist of: accounts payable and accrued expenses and accrued compensation expenses. Accounts payable and accrued expenses were approximately $9,000,000. Accrued expenses principally consist of approximately $1,700,000 in accrued payroll and bonus expenses.
Cash Requirements and Additional Funding. We generated financial growth primarily through cash flows provided by operating activities. Cash flows provided by operating activities for the nine months ended September 30, 2006 generated $19,656,586 and $7,285,051 for the nine months ended September 30, 2005. Cash and cash equivalents increased by $2,798,200 from $9,436,632 at December 31, 2005 to $12,234,832 at September 30, 2006. The cash increase is net of more than $16,000,000 in marketable securities purchases during the nine months ended September 30, 2006. The increase in cash is attributable principally from the Company’s decision to build up cash to support the ongoing roll-out of retail stores throughout the country. We continue to generate cash from operating activities and we plan to be able to finance growth from operations. We plan to finance our capital expenditures, consisting of the construction of retail stores throughout the country, computers, furniture and equipment from our ongoing operations. We believe that the cash generated by ongoing operations, plus cash and marketable securities as of September 30, 2006 is more than sufficient to sustain us for the coming twelve months.
Results of Operations
The Nine months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
We recorded sales, net of inter-company eliminations; of $109,252,236 for the nine months ended September 30, 2006 compared to $77,101,311 for the nine months ended September 30, 2005, an increase of $32,150,925 (42%). All of these sales were of our True Religion apparel. Gross profit for the nine months ended September 30, 2006 was $57,511,806, or 53% compared to $39,587,897 or 51% for the same period in 2005. As we continue to roll-out retail stores we anticipate our gross margin to increase. We currently have two primary contract manufacturers in Los Angeles plus a third contract manufacturer in Mexico and we believe we can meet our current production needs. The increase in sales and gross profit is due primarily to the growth of our brand and our markets. In the nine months ended September 30, 2006, much of our sales were made in the United States, Japan, Canada and Europe. During the nine months ended September 30, 2006 sales to department stores, including Nordstrom, Bloomingdale’s, Neiman Marcus, and Saks Fifth Avenue, equaled 39% of sales in the United States. Domestic sales continue to accelerate due to: major department stores expanding their premium denim lines; True Religion capturing an increasing percentage of that business; and the introduction of an increasing number of non-denim products and the market’s acceptance thereof.
Retail expense increased from $0 to $427,274 for the nine months ended September 30, 2006, representing the staffing and ongoing development of the True Religion retail model. Retail expenses primarily consist of: payroll expense, rent, depreciation and amortization and credit card fees. It is anticipated that as more retail outlets are opened, that retail expenses will continue to increase.
Selling and shipping expenses totaled $11,836,331 for the nine months ending September 30, 2006, compared to $6,651,146 for the nine months ended September 30, 2005, an increase of $5,185,185 (78%). Components of selling and shipping expenses for the nine months ended September 30, 2006 include: sales commissions of approximately $6,000,000, design expenses of approximately $2,100,000 and warehouse and distribution expense of approximately $1,200,000. The increase is attributable to the growth in sales volume, coupled with the ongoing hiring of additional design, customer service and marketing personnel to provide a stronger management infrastructure.
General and administrative expenses for the nine months ending September 30, 2006 totaled $11,300,987 as compared to $7,106,334 for the nine months ended September 30, 2005, an increase of $4,194,653 (59%). The increase is primarily attributable to increased legal fees associated with the cases involving Mr. Canouse and the Indigo Group, as well as those expenses associated with stock-based deferred compensation amortization expense. Significant components of general and administrative expense for the nine months ended September 30, 2006 are: stock-based compensation expense of approximately $2,400,000, legal fees of approximately $1,200,000 and professional fees for outside consultants related to audit, accounting and Sarbanes-Oxley 404 certification of approximately $380,000.
The net income before income taxes for the nine months ended September 30, 2006 increased to $31,622,551 from $25,849,409 for the nine months ended September 30, 2005, an increase of $5,773,142 (22%). The increase in net income is due primarily to the large increase in sales of True Religion Brand Jeans at major department stores. Net income after provision for income taxes for the nine months ended September 30, 2006 and 2005 was $19,542,551 and $15,820,653, respectively, an increase of 24%.
The Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
We recorded sales of $42,908,956 for the three months ended September 30, 2006 and $34,989,991 for the three months ended September 30, 2005, an increase of $7,918,965 (23%). All of these sales were of our True Religion Brand apparel. Gross profit for the three months ended September 30, 2006 was $22,383,458, or 52%, compared to $18,431,850, or 52%, for 2005. We plan that our gross margin should stay within the 50 — 52% range based upon our current purchase orders with contract manufacturers. In the three months ended September 30, 2006, much of our sales were made in the United States, Japan, Europe and Canada. During the three months ended September 30, 2006 sales to department stores, including Neiman Marcus, Nordstrom, Saks Fifth Avenue, Bloomingdales and Barney’s, equaled 35% of sales in the United States.
Selling and shipping expenses totaled $4,350,173 for the three months ending September 30, 2006, compared to $2,659,351 for the three months ended September 30, 2005 an increase of $1,691,122 (64%). The increase is primarily attributable to increased design and shipping expenses associated with increased sales volume and the ongoing development of additional garments other than jeans.
General and administrative expenses for the three months ending September 30, 2006 totaled $4,264,229 as compared to $3,106,215 for the three months ended September 30, 2005, an increase of $1,158,014 (37%). Stock-based compensation, legal and consultant fees accounted for a large amount of the increase compared to 2005 due to the Indigo Group litigation, Sarbanes-Oxley 404 certification work and the movement of the Company away from the issuance of options to grants of stock-based compensation. Increasing headcount to the support the ongoing development of our personnel infrastructure was also a contributing factor to the increase.
Net income before income taxes for the three months ended September 30, 2006 and the three months ended September 30, 2005 was $12,986,167 and $12,685,276, respectively. The increase in net income before provision for income taxes is primarily due to the increase in sales of True Religion apparel in the United States, largely offset by legal and investment banking expenses. Net income after provision for income taxes for the three months ended September 30, 2006 and 2005 was

$8,197,167 and $7,725,685, respectively. Net income for the three months ended September 30, 2006 was adversely affected due to approximately $642,000 in expenses related to a strategic investment review in relation to the engagement of Goldman Sachs as well as the recognition of in excess of $2,400,000 in restricted stock compensation expense.
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

Revenue Recognition
The Company recognizes retail operations revenue at the point of sale and wholesale operations revenue from the sale of merchandise when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable. The Company records sales returns in the period in which they are received. Management evaluated the effects of estimating and accruing for wholesale and retail sales returns in the current and prior periods and determined the impact to be immaterial. The Company defers all revenues related to gift certificates and store credits until they are redeemed for merchandise. Based on prior redemption experience, the Company does not recognize unredeemed balances prior to two years from the date of issuance.
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
During 2006, the Company adopted the Financial Accounting Standards Board Staff Position (“FSP”) on Statement of Financial Accounting Standard (“SFAS”) 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP was issued in November 2005 and replaced the impairment recognition and measurement guidance set forth in Emerging Issues Task Force (“EITF”) Issue 03-1 and superseded EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP also amended SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The FSP clarifies that an other-than-temporary impairment loss should be recognized when the investor has decided to sell an available for sale security that is other than temporarily impaired and the investor does not expect the security’s fair value to fully recover prior to the expected sale. Such impairment loss should be recognized as other-than-temporary in the period in which the decision to sell is made. The adoption of the FSP did not have a material effect on the financial position or results of operations of the Company.
Forward Looking Statements
Some statements in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about True Religion’s estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements. True Religion uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Factors that could cause these differences include, but are not limited to those set forth under: Item 1. — Risk Factors in our Annual Report on Form 10-KSB for the year ended December 31, 2005; the risk factors set forth herein under this Part 1 Item 2; and those set forth under Part II Item1A of this Form 10-Q. Caution should be taken not to place undue reliance on the Company’s forward-looking statements, which represent the Company’s views only as of the date this report is filed. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
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
We are in the early stages of the growth of our company, which is involved primarily in the production and processing of high-fashion denim apparel. As a result, we do not have a meaningful historical record of sales and expenses nor an established business track record.
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
We depend upon a limited number of third parties for our domestic sales and foreign distribution activities. One third-party sales agent, accounted for approximately $73,000,000 of our roughly $109,000,000 of sales in the nine months ended September 30, 2006. There can be no assurance that we or these third parties will be able to establish or maintain adequate sales capabilities, or that we will be able to enter into agreements or relationships with third parties in additional territories on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in selling or distributing our products. If they are not, our business could be negatively impacted. Also, if we are unable to maintain our relationships with these sales agents and distributors or if these sales agents and distributors begin selling our competitors products, then our ability to generate revenues through the sale of our products could be negatively impacted.
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
If current economic conditions worsen, our business, financial condition, and results of operations could be adversely affected. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products and high-end home products, during periods in which favorable economic conditions prevail.

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
Our stock price is highly volatile.
The trading price of our common stock has fluctuated significantly since our inception, and is likely to remain volatile in the future. For example, since September 30, 2005, our common stock has closed as low as $11.84 and as high as $23.75 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:
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
As of September 30, 2006, Jeffrey Lubell, our Chairman of the Board and Chief Executive Officer, and his wife Kymberly Lubell, our Vice President of Women’s Design, beneficially owned 38% of our outstanding common stock. Therefore, the Lubells are effectively able to control matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. The Lubells also have control over our management and affairs. As a result of such control, certain transactions are effectively not possible without the approval of the Lubells, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of September 30, 2006, we had funds invested in auction rate treasury securities, municipal bonds and other debt instruments, which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments were treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value. Due to the nature of this investment, we are not subject to significant market rate risk.
We have no outstanding debt at September 30, 2006, and are therefore not subject to material interest rate risk.

ITEM 4. Controls and Procedures
In conjunction with our implementation of Section 404 of the Sarbanes-Oxley law, our management evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer, President and Vice President — Finance, and utilized the services of outside consultants specializing in both internal control environment analysis and Sarbanes Oxley Section 404 work, the effectiveness of our disclosure controls and procedures, as of September 30, 2006. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were generally effective in all areas, with the exception of the preparation of the calculation of the provision for income taxes as of September 30, 2006.
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Management’s Consideration of the Calculation of the Income Tax Provision for the period ended September 30, 2006
During the process of reviewing our internal control over financial reporting as of September 30, 2006, our management considered, among other things, the calculation of our income tax provision. After taking into consideration all circumstances, our management concluded the relevant sign-off procedures were not appropriate to detect all material errors in the calculation of the income tax provision prior to its presentation to our independent external financial auditors and concluded it constituted a material weakness.
We have taken the following steps as of the date of this filing to correct this identified weakness:
The current procedure is for the company to perform the calculation of the income tax provision internally and have the company’s calculation reviewed by an external independent tax specialist. The company determined that a better procedure would be to have an external independent tax specialist prepare the income tax provision in all future periods.
The company increased the number of internal reviewers and established a system of sign-offs of the calculation in order to detect any possible errors thereof.
The company will test this new procedure and control to determine if the previously identified control deficiency will be remediated.
Management’s Consideration of the June 30, 2006 Restatement
In coming to the conclusion that our disclosure controls and procedures were generally effective as of September 30, 2006, our management considered, among other things, the control deficiency related to the financial reporting for the recognition of unrealized gain/loss of marketable securities and accumulated other comprehensive income, which resulted in the restatement of our previously issued financial statements for the period ending June 30, 2006 reported on Form 10-Q/A.
Based on this evaluation, we have concluded that, as of September 30, 2006, in general, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives; however, certain weaknesses relating to the presentation of financial information, including the presentation of comprehensive income and unrealized gain on marketable securities and procedures to ensure that the presentation of the financial statements are completed prior to the filing of Form 10-Q are still being tested and evaluated by the company’s audit committee to ensure that the material weakness has been corrected and no longer exists. The audit committee and management are continuing to review these issues and working together to provide a system of checks and balances and sign-offs to remediate this weakness.
In order to prevent the recurrence of such a control deficiency, we have taken the following steps as of the date of this filing to correct this previously identified control deficiency:
Developed checklist and additional procedures to: determine the segregation of realized gain/loss on marketable securities; unrealized gain/loss; and related financial statement and footnote disclosure is made accurately. This checklist includes: the preparation and review of workpapers associated with monthly marketable securities activities by a qualified individual; review and approval by the VP — Finance; proofing for mathematical errors by a Senior Accountant; review and approval by the Chief Financial Officer; which same ensures that the necessary financial statement and related footnote disclosure have been made accurately.
Increased the number of internal reviewers of the document and established a system of sign-offs in order to detect any possible errors, omissions or misstatements of fact prior to filing.
During the final stages of incorporating review comments from the company’s independent registered public accounting firm into the Form 10-Q, the company may have experienced a material weakness in regards to communication and incorporation of certain changes into the final Form 10-Q. The audit committee is investigating the need for improved disclosure controls over financial reporting, reviewing the new controls already implemented, and these are being tested to ensure the controls are effective in order to remediate the previously identified control deficiency and material weakness.
Implementation of Sarbanes-Oxley section 404
The Sarbanes Oxley section 404 implementation is in process for annual controls. Quarterly controls are in place and are currently being tested for effectiveness.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
Indigo Group USA, Inc.
On April 28, 2005, Guru Denim, Inc. (“Guru”), the wholly owned subsidiary of True Religion Apparel, Inc., terminated its Manufacturer’s Agreement (“Agreement”) dated September 15, 2004 with The Indigo Group USA, Inc. (“Indigo”) based upon Indigo’s failure to cure multiple defaults under the Agreement. Indigo believed that it was not in breach of the Agreement. On April 29, 2005 Guru received a letter from Indigo requesting the dispute be submitted to arbitration. Indigo contended that it lost $1.6 million in profits on 156,000 pairs of jeans not manufactured under the Agreement. Guru believes that Indigo failed to perform under the Agreement. Evidentiary proceedings in the matter took place in March 2006. On August 29, 2006, Guru received the Final Arbitration Award from the arbitrator against Guru in the amount of $2,049,554, consisting of $1,541,434 in damages and $508,120 of interest, fees and costs. $1,950,000 of the final arbitration award was accrued as of the six months ended June 30, 2006. The award was paid and the amount in excess of the accrual was expensed as legal settlement on September 14, 2006.
ITEM 1A. Risk Factors
Revised descriptions of three of the risk factors associated with our business are set forth below. These descriptions supersede the descriptions of these risk factors associated with our business previously disclosed in Part I, Item 1 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
Purchases of the merchandise we sell are generally discretionary and are therefore particularly susceptible to economic slowdowns.
If current economic conditions worsen, our business, financial condition, and results of operations could be adversely affected. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products and high-end home products, during periods in which favorable economic conditions prevail.
Our stock price is highly volatile.
The trading price of our common stock has fluctuated significantly since our inception, and is likely to remain volatile in the future. For example, since September 30, 2005, our common stock has closed as low as $11.84 and as high as $23.75 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:
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
We depend upon a limited number of third parties for our domestic sales and foreign distribution activities. One third-party sales agent accounted for approximately $73,000,000 of our roughly $109,000,000 of sales in the nine months ended September 30, 2006. There can be no assurance that we or these third parties will be able to establish or maintain adequate sales capabilities, or that we will be able to enter into agreements or relationships with third parties in additional territories on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in selling or distributing our products. If they are not, our business could be negatively impacted. Also, if we are unable to maintain our relationships with these sales agents and distributors or if these sales agents and distributors begin selling our competitors products, then our ability to generate revenues through the sale of our products could be negatively impacted.

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

10.8	Form of Indemnification Agreement between True Religion Apparel, Inc. and its officers and directors. (Incorporated by reference from our Form 10-QSB Quarterly Report Filed November 15, 2005)

10.9	Employment Agreement dated January 4, 2006, by and between True Religion Apparel, Inc. and Jeffrey Lubell (Incorporated by reference from our Form 8-K Current Report filed January 10, 2006)

10.10	Amendment to Employment Agreement dated May 31, 2006, by and between True Religion Apparel, Inc. and Jeffrey Lubell (Incorporated by reference from our Form 8-K Current Report filed June 5, 2006)

10.11	Employment Agreement dated January 4, 2006, by and between True Religion Apparel, Inc. and Charles Lesser (Incorporated by reference from our Form 8-K Current Report filed January 10, 2006)

10.12	Amendment to Employment Agreement dated May 31, 2006, by and between True Religion Apparel, Inc. and Charles Lesser (Incorporated by reference from our Form 8-K Current Report filed June 5, 2006)

Exhibit
Number	Description

10.13	Employment Agreement dated January 4, 2006, by and between True Religion Apparel, Inc. and Kymberly Lubell (Incorporated by reference from our Form 8-K Current Report filed January 10, 2006)

10.14	Amendment to Employment Agreement dated May 31, 2006, by and between True Religion Apparel, Inc. and Kymberly Lubell (Incorporated by reference from our Form 8-K Current Report filed June 5, 2006)

10.15	Employment Agreement dated April 12, 2006, by and between True Religion Apparel, Inc. and Michael Buckley (Incorporated by reference from our Form 8-K Current Report filed April 14, 2006)

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

Date: November 14, 2006

By:	/s/ CHARLES A. LESSER Charles A. Lesser, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Date: November 14, 2006