Form 10-K
period 2006-12-31
TRUE RELIGION APPAREL INC
filed 2007-03-27
CIK 1160858

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
COMMISSION FILE NUMBER 000-51483

TRUE RELIGION APPAREL, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation Organization)	98-0352633 (I.R.S. Employer Identification No.)

2263 E. Vernon Ave. Vernon, CA (Address of Principal Executive Offices)	90058 (Zip Code)
Registrant’s telephone number, including area code: (323) 266-3072
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Nasdaq Global Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates computed by reference to the price of $17.70 of the registrant’s common stock on the Nasdaq Global Market as of June 30, 2006, the last business day of the registrant’s most recently completed second quarter: $404,693,366.
As of March 23, 2007, 23,427,986 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

TRUE RELIGION APPAREL, INC.
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2006

CAUTIONARY STATEMENT
The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” beginning on page 4 of this report.
As used in this report, the terms “we,” “us,” “our,” and “True Religion” mean True Religion Apparel, Inc. and our subsidiary Guru Denim, Inc., unless otherwise indicated.
PART I
Item 1. BUSINESS
Overview
We design, develop, manufacture, market, distribute and sell high fashion denim jeans and other apparel including denim jackets, corduroy jeans and jackets, velvet jeans, fleece jeans and hooded sweatshirts, skirts, shorts, shirts, sweaters and sportswear. We currently manufacture, market, distribute and sell apparel under the brand name “True Religion Brand Jeans” to fashion-conscious consumers on five continents, including North and South America, Asia, Europe and Australia.
We market and distribute our products by attendance at industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell our products in its respective territory. We currently have commissioned sales agents in the United States earning sales commissions at 5-8%. We currently have agreements with international distributors covering more than 50 countries on five continents. Our international distributors purchase products from our company at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense and they ship to and collect payment from their customers directly.
Our products are sold in the United States to Nordstrom, Neiman Marcus (store and catalogue), Saks Fifth Avenue, Barney’s New York, Henri Bendel, Bergdorf Goodman, Bloomingdales, Marshall Field’s (now Macy’s) and approximately 650 high-end boutiques and specialty stores throughout the United States. We sell through a commission-based independent contractor, L’Atelier, with showrooms in Los Angeles and New York. Our three largest customers in 2006 were Jameric, Inc. (our Japanese distributor), Nordstrom and Bloomingdales’, which accounted for 25% of our 2006 revenues. In 2005, our three largest customers, Jameric, Nordstrom and Neiman Marcus comprised 40% of our revenues. In 2004, our largest clients were Jameric, Unifa Gmbh (our German distributor) and Neiman Marcus which accounted for 41% of our 2004 revenues.
Business Strengths
We believe we have several business strengths which help us to successfully execute our strategies. These business strengths include:
          Brand Equity. We believe that our brand name is one of the most familiar in premium denim, apparel and accessories and is one of our most valuable assets. We believe the enduring strength of the True Religion brand name and image is due mainly to our consistent emphasis on innovative and distinctive product designs that stand for exceptional finish and quality. Our industry is highly competitive and subject to rapidly changing consumer preferences and tastes. The success of our brand depends on our ability to anticipate the fashion preferences of our customers. We have a team of designers who, under the direction of Jeffrey Lubell, our Chairman and Chief Executive Officer, seeks to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive True Religion image. By retaining control over advertising and marketing activities from our headquarters in Los Angeles, we maintain the integrity, consistency and direction of the True Religion brand image worldwide. We control our brand image by controlling the distribution of our products. We sell only to the high-end department and specialty stores that display and merchandise our products in a way that supports our brand image and is in synch with the lifestyle and shopping experience demanded by our customers.

          Advertising and Marketing. We control all of our worldwide advertising, marketing activities and promotional materials from our headquarters in Los Angeles. True Religion Brand Jeans images have been showcased in dozens of major publications and in broadcast media throughout the United States and worldwide. Our advertising campaigns promote the True Religion Brand Jeans image with advertising and a consistent emphasis on innovative and distinctive designs.
          Wholesale Distribution. We have both domestic and international wholesale distribution channels. Domestic wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading domestic wholesale customers include Nordstrom, Bloomingdale’s, Neiman Marcus, Saks Fifth Avenue, and Barney’s New York. Through our network of international distributors, our products are also found in major cities throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America.
          Retail Distribution. At December 31, 2006, we operated four stores, three full-price retail stores and one factory outlet store. These stores range in size from 800 to 3,000 square feet. Our retail network creates an upscale and inviting shopping environment and enhances our image. Distribution through our retail stores allows us to influence the merchandising and presentation of our products, build brand equity and test market new product design concepts. Our retail stores carry a full assortment of men’s, women’s and children’s merchandise. Our factory outlet store is located in one of the country’s premier outlet mall, Desert Hills, located outside of Los Angeles.
Our Products
Our principal products are the high fashion jeans, apparel and accessories that we design, manufacture, market, distribute and sell through our wholly-owned subsidiary Guru Denim, Inc. under the True Religion Brand Jeans trademarks. These products are sold in the United States and abroad to upscale retailers and boutiques. In addition to denim jeans and jackets, we sell corduroy jeans and jackets, cotton, twill, linen and velvet pants and jackets, fleece sweat suits and hooded sweatshirts, skirts, knit shirts, t-shirts shorts and sportswear for men, women and children. Samples of our products can be viewed on our website located at www.truereligionbrandjeans.com.
We currently sell men’s, women’s and children’s styles. True Religion Brand Jeans are made with high quality fabrics from the United States, Italy, and Japan that are gently and naturally aged, hand finished and boldly stitched in multiple thread colors. Although we operate in a highly competitive market, what distinguish True Religion Brand Jeans products are the fit and the unique styling details. Our products are made to look, feel and fit like they have been owned for years. We believe that we have a competitive advantage in the detailing of the design, the quality of the fabric and the superiority of the fit.
Our jeans are available in multiple vintage and premium washes all designed to create different looks and effects for day, evening, casual or dressy occasions. Various dark and medium vintages and the destroyed finish had been the largest sellers in prior years; however our newer variants, cleaner, less distressed washes sold extremely well in 2006, including the ‘skinny’ leg jean. A bleach version (off-white) is also available in most styles. In addition, our most popular men’s and women’s styles are also available in corduroy, cotton and twill in both darker (winter colors) and lighter (spring and summer) colors. We will continue to expand the overall product line with colored denim in 2007 and an increased assortment of jackets, shorts, cargo pants, mini-skirts, tops, shirts, sweat suits, cashmere sweaters and a variety of knit tops. In addition, we have produced our best styles in multiple fabrics and thread combinations, especially our Big-T stitching introduced in the beginning of 2005 and our Super Big-T stitching introduced in 2006.
Business Strategy
Our strategy is to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest and most fashionable jeans and related apparel. We plan to limit distribution to the more exclusive boutiques, specialty stores and department stores in an effort to maintain the unique nature of our brand. Our True Religion Brand Jeans sell mostly in the range of $170 to $300 per pair at retail; however, we occasionally offer specialty items at higher prices. For our denim bottoms and other fabrications, we utilize contract manufacturers located in the United States so that we can brand our products as having been “Made in the U.S.A.” Local manufacturing helps us control our costs, ensures fast turnaround of hot products and keeps fixed overhead to a minimum. Many of our jackets and children’s products are manufactured in Mexico, and much of our shirts and sportswear is manufactured in the Far East. We plan to update our product offerings continually to be seen as a trend setter in the better jeans, apparel and accessories market.

Supply Strategy
We purchase most of our fabrics from United States fabric manufacturers, as well as stretch and other denim from Italy and Japan. We purchase our thread and other materials from various industry suppliers within the United States. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. Although the fabric that we use in the manufacture of our products is of the highest quality, it is readily available from a large number of suppliers including mills in the United States and abroad.
Manufacturing
We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have a number of contract manufacturers in the United States, Mexico and the Far East who manufacture our garments on an order-by-order basis, and we believe we can meet our current production needs. These contractors purchase the fabric, sew and finish our products to our design and other specifications.
We do not own any production equipment. To remain competitive, in recent years we have increasingly sourced our finished products globally. During 2006, we sourced all of our men’s and women’s denim jeans from third-party suppliers located in Los Angeles. Most of these finished products are acquired as package purchases where we supply the design and fabric selection and the vendor delivers the finished product. Our production and sourcing staff in Los Angeles oversees aspects of apparel manufacturing, quality control and production, and researches and develops new sources of supply.
Sources and Availability of Raw Materials
Our products use a variety of raw materials, principally consisting of woven denim, woven cotton and knitted fabrics and yarns. Historically, our contractors keep excess supply of raw materials in their factories to aid in speeding replenishment order times. We do not make commitments for raw materials in advance of sales.
Quality Control
Our quality control program is designed to ensure that products meet our high quality standards. We monitor the quality of our fabrics prior to the production of garments and inspect prototypes of each product before production runs commence. We also perform random on-site quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in our distribution centers. We believe that our policy of inspecting our products at our distribution centers and at the vendors’ facilities is important to maintain the quality, consistency and reputation of our products.
Competition
The apparel industry is intensely competitive and fragmented. We compete against other small companies like ours, as well as large companies that have a similar business and large marketing companies, importers and distributors that sell products similar to or competitive with ours. Examples of companies with whom we compete include: Diesel; Giorgio Armani; Polo Ralph Lauren Corporation; Calvin Klein; Seven For All Mankind; and Citizens For Humanity.
We believe that our competitive strengths consist of the detailing of the design, the quality of the fabric and the superiority of the fit.
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

Research and Development
Jeffrey Lubell and Zihaad Wells are responsible for the design and development of our high fashion denim apparel products. We do not currently have a formal research and development effort but we plan to continue to develop new products.
Employees
As of December 31, 2006, we had 163 full-time and part-time employees: 38 were management/administration staff, 57 were shipping and distribution, 38 were retail staff, 15 were design staff and 15 were production staff. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.
Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in computer hardware, system applications and networks. Our computer information systems consist of a full range of financial, distribution, merchandising, in-store, supply chain and other systems. During 2005, we completed the implementation of an integrated financial suite designed to provide increased efficiencies and enhanced controls.
Trademarks
We own numerous trademarks, including True Religion Brand Jeans. As of December 31, 2006, we had approximately 250 United States and internationally registered trademarks or trademark applications pending with the trademark offices in approximately 170 countries around the world, including the United States. From time to time, we adopt new trademarks in connection with the marketing of new product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.
Like many well-known brands, our trademarks are subject to infringement. We have staff devoted to the monitoring and aggressive protection of our trademarks worldwide.
Segment Information
See Note 14, Segment Information, included in the consolidated financial statements in Part II – Item 8 of this Annual Report on Form 10-K.
Other Information
We were incorporated in Nevada in 2001. In order to reincorporate in Delaware in 2005, we merged with and into True Religion Apparel (Delaware), Inc., which was our wholly-owned subsidiary formed pursuant to the Delaware General Corporation Law. The name of our Delaware corporation after the merger was “True Religion Apparel, Inc.” Our principal executive offices are located at 2263 E. Vernon Ave., Vernon, California 90058, and our telephone number is (323) 266-3072. Our website is http://www.truereligionbrandjeans.com. Our Annual Reports on Form 10-K, 10-KSB, Quarterly Reports on Form 10-Q, 10-QSB and Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available, free of charge, on our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission by clicking on “Investor Relations” on our home page and proceeding to “SEC Filings.” Additionally, our Corporate Code of Conduct, Board of Directors Code of Conduct, Corporate Governance Guidelines and charters for our Audit, Compensation and Nominating and Governance Committees are available on our Internet website by clicking on “Investor Relations” on our home page and proceeding to “Corporate Governance.”
Item 1A. RISK FACTORS
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
The novelty and the design of our True Religion Brand Jeans apparel is important to our success and competitive position, and the inability to continue to develop and offer such unique products to our customers could harm our business. We cannot be certain that high-fashion denim and related apparel will continue to be fashionable. Should the trend steer away from high-fashion denim and related apparel, sales could decrease and our business could be adversely affected. In addition, there are no assurances that our future designs will be successful, and any unsuccessful designs could adversely affect our business.
Our business and the success of our products could be harmed if we are unable to maintain our brand image.
Our success to date has been due in large part to the strength of our brand. If we are unable to timely and appropriately respond to changing consumer demand, our brand name and brand image may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles that are no longer popular. In the past, several apparel companies, including ours, have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.
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
Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our primary direct customers. Purchases of high-fashion denim, apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated.
Our quarterly revenues and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in demand for high-fashion denim, apparel and accessories delivery date delays and potential fluctuations in our annualized tax rate, which may result in volatility of our stock price.
Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. For example, sales of our products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the second and third quarters. Delays in scheduling or pickup of purchased products by our domestic customers could negatively impact our net sales and results of operations for any given quarter. Also, our annualized tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary at the end of each quarter, and it is highly sensitive to fluctuations in projected international earnings. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly operating results. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in revenues or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our common stock.
We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.
We have experienced rapid growth since our inception, and have increased our revenues from $27.7 million in 2004 to $139.0 million in 2006. We anticipate our rate of growth in the future will depend upon, among other things, the success of our growth strategies, which we cannot assure you will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenues and profitability. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenues, if any, or implement our growth strategy. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase in absolute dollars and which may cause our selling, general and administrative expenses to increase as a percentage of revenue. Because these expenses are generally fixed, particularly in the short-term, operating results may be adversely impacted if we do not achieve our anticipated growth.
Future growth may place a significant strain on our management and operations. If we continue to experience growth in our operations, our operational, administrative, financial and legal procedures and controls may need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business. Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our operating results could be adversely affected.
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
During periods of economic slowdowns, our business, financial condition, and results of operations could be adversely affected. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products and high-end home products, during periods in which favorable economic conditions prevail.

Our business could suffer if we need to add or replace manufacturers.
Although we design and market our products, we outsource manufacturing to third party manufacturers. Outsourcing the manufacturing component of our business is common in the apparel industry, as we compete with other companies for the production capacity of our manufacturers. Because we are a small enterprise and many of the companies with which we compete have greater financial and other resources than we have, they may have an advantage in the competition for production capacity. We currently outsource our production to a limited number of manufacturers. If we experience a significant increase in demand, or if we need to replace any of the manufacturers that we currently use, we may have to expand our third party manufacturing capacity. We cannot be assured that this capacity will be available to us, or that if available it will be available on terms that are acceptable to us. If we cannot produce a sufficient quantity of our products to meet demand or delivery schedules, our customers might reduce demand, reduce the purchase price they are willing to pay for our products or replace our product with the product of a competitor, any of which could have a material adverse effect on our financial condition and operations.
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
Our performance is substantially dependent upon the expertise of our Chief Executive Officer, Jeffrey Lubell, and other key management personnel, and our ability to continue to hire and retain personnel. Mr. Lubell spends all of his working time working with our company and our wholly-owned subsidiary. It may be difficult to find sufficiently qualified individuals to replace Mr. Lubell or other key management personnel if we were to lose any one or more of them. The loss of Mr. Lubell or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.
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
While all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or public perception of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control their employees’ employment conditions or the manufacturer’s business practices, and the manufacturers act in their own interest, they may act in a manner that results in a negative public perception of us and/or employee allegations or court determinations that we are jointly liable for such improper practices.
If our competitors misappropriate our proprietary know-how and trade secrets, it could have a material adverse affect on our business.
The loss of or inability to enforce our trademark “True Religion Brand Jeans” and the trademarked “Buddah” logo and other proprietary know-how and trade secrets could adversely affect our business.
We depend heavily on trade secrets and the design expertise of Jeffrey Lubell and Zihaad Wells. If any of our competitors’ copies or otherwise gains access to our trade secrets or develops similar products independently, we would not be able to compete as effectively. The measures we take to protect our trade secrets and designs may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

One principal stockholder is able to control substantially all matters requiring a vote of our stockholders and his interests may differ from the interests of our other stockholders.
As of March 26, 2007, Jeffrey Lubell, our Chairman of the Board and Chief Executive Officer, beneficially owned 38% of our outstanding common stock. Therefore, Mr. Lubell is effectively able to control matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Lubell also has control over our management and affairs. As a result of such control, certain transactions are effectively not possible without the approval of Mr. Lubell, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.
We are still exposed to potential risks from recent legislation requiring public companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.
We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring additional expenses and, to a lesser extent, diverting management’s time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Our management is required under Section 404 to furnish a report regarding its internal controls over financial reporting. We have implemented processes documenting and evaluating our system of internal controls. As of December 31, 2006, management has identified one or more material weaknesses on the effectiveness of our internal controls, which could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.
We do not expect to declare or pay any dividends.
We have not declared or paid any dividends on our common stock since our inception.
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
We have obtained some United States and foreign trademark, patents and service mark registrations, and have applied for additional ones, but cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these or other registrations. A failure to obtain trademark, patents or service mark registrations in the United States and in other countries could limit our ability to protect our trademarks, patents and service marks and impede our marketing efforts in those jurisdictions. The loss of such trademarks, patents and service marks, or the loss of the exclusive use of our trademarks, patents and service marks, could have a material adverse effect on our business, financial condition and results of operations. Accordingly, we devote substantial resources to the establishment and protection of our trademarks, patents and service marks on a worldwide basis and continue to evaluate the registration of additional trademarks, patents and service marks, as appropriate. We cannot assure that our actions taken to establish and protect our trademarks, patents and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violating their trademark or other proprietary rights.
Our products may infringe upon the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.
We cannot be certain that our products do not and will not infringe upon the intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement upon the intellectual property rights of third parties by us or our customers in connection with their use of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, we may need to redesign or rename some of our products to avoid future infringement liability. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products.
We are subject to periodic litigation which could result in unexpected expense of time and resources.
We are from time to time party to claims and litigation proceedings (see “Legal Proceedings” below). Such matters are subject to many uncertainties and we cannot predict with assurances the outcomes and ultimate financial impacts of them. There can be no guarantees that actions that have been or may be brought against us in the future will be resolved in our favor or that the insurance we carry will be available or paid to cover any litigation exposure. Any losses resulting from settlements or adverse judgments arising out of these claims could have a material adverse effect on our financial condition and operations.
Our international operations involve inherent risk which could result in harm to our business.
As a result of our international business, we are exposed to increased risks inherent in conducting business outside of the United States. In addition to increased difficulty in protecting our intellectual property rights and trade secrets, these risks include (i) fluctuations in foreign currency exchange rates, (ii) unexpected government action or changes in legal or regulatory requirements, (iii) social, economic or political instability, (iv) the effects of any anti-American sentiments on the True Religion brand or sales of our products, (v) increased difficulty in controlling and monitoring foreign operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for our foreign operations, and (vi) increased exposure to interruptions in air carrier or shipping services which could significantly adversely affect our Company’s ability to obtain timely delivery of products from international suppliers or to timely deliver our products to international customers. Although we believe the benefits of conducting business internationally outweigh these risks, any significant adverse change in circumstances or conditions could have a material adverse effect on our financial condition and operations.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Certain information concerning our principal facilities, all of which are leased at December 31, 2006, is set forth below:

		Approximate
		Area in
Location	Use	Square Feet
2263 E. Vernon Ave. Vernon, California	Principal executive and administrative offices, design facilities, distribution and warehouse facilities, production control, and sourcing used by our wholesale and retail segments.	119,000

1525 Rio Vista Ave. Los Angeles, California	Our former headquarters consisted of approximately 20,000 square feet of combined office and warehouse space. We no longer use this facility. On February 15, 2007, this facility was 50% occupied, releasing the Company from a portion of its obligation.	20,000

1557 Rio Vista Los Angeles, California	Former distribution and warehousing facility used by our Wholesale segments. We no longer use this facility. On February 3, 2007, this facility was occupied, releasing the Company from any further obligation.	8,900
We lease our retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through October 2018. These facilities are located in the continental United States, with aggregate minimum lease commitments, at December 31, 2006, totaling approximately $26.3 million.

The terms of our store leases, excluding renewal options, expire as follows:

Years Lease Terms
Expire
2007-2009	0
2010-2012	1
2013-2015	2
2016-2018	8

11

The table below sets forth our lease obligations through 2018:

Year ending December 31,
2007	$2,835,523

2008	2,907,391

2009	3,038,441

2010	3,115,229

2011	2,721,190

2012 and thereafter	11,696,835

TOTAL	$26,314,609
We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations. See Note 10 to the Consolidated Financial Statements for further information regarding current lease obligations.
Item 3. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of our business. We do not believe that these routine matters are material to our business or financial condition.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading under the symbol TRLG on the Nasdaq Global Market on August 18, 2004. Our common stock previously traded under the symbol TRLG.OB on the Over-the-Counter Bulletin Board. The high and low bid quotes for our common stock, as reported by the Nasdaq Global Market and the Over-the-Counter Bulletin Board, for the periods indicated are as follows. The high and low bid quotations for the Over-the-Counter Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions:

	2006		2005		2004
	High	Low	High	Low	High	Low
First Quarter	$23.75	$15.70	$14.02	$7.35	$1.57	$0.80
Second Quarter	$19.63	$15.32	$14.86	$11.55	$1.16	$0.85
Third Quarter	$22.80	$16.67	$17.77	$12.94	$2.54	$0.67
Fourth Quarter	$23.54	$14.90	$16.97	$11.84	$8.10	$1.96
Holders
As of December 29, 2006 there were 38 holders of record, representing approximately 6,000 shareholders, and on March 8, 2007 there were 38 record holders, representing approximately 6,000 shareholders, of our common stock. On March 23, 2007, the last reported sale price of our common stock on the NASDAQ Global Market was $15.69 per share.
Dividends
We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common shares other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.
Performance Graph
The Stock Price Performance Graph below compares the most recent five-year cumulative shareholder return of the Company with the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index). The return on investment is calculated based on an investment of $100 on June 23, 2003.
Performance Graph

		December 31,
	June 23, 2003	2003	2004	2005	2006
True Religion Apparel, Inc.	$100	$3,319	$17,234	$32,766	$24,575
S&P 1500 Apparel Retail Index	$100	$136	$160	$175	$192
S&P 500 Index	$100	$100	$111	$117	$135

Item 6. SELECTED FINANCIAL DATA
The following table presents selected historical consolidated financial data as of, and for the years ended, December 31, 2006, 2005, 2004 and 2003, which has been derived from our audited consolidated financial statements. Our consolidated financial statements as of, and for the years ended, December 31, 2006, 2005, 2004 and 2003 were audited by Stonefield Josephson, Inc. You should read this information together with “Summary Historical Consolidated Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes for the years ended December 31, 2006, 2005 and 2004 which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2006	2005	2004	2003
Statement of operations data:
Net revenue	$139,046,380	$102,572,446	$27,667,418	$2,355,332
Earnings (loss) from operations	40,057,435	34,021,502	6,851,858	(10,872)
Income taxes	14,320,000	12,469,000	2,498,681	—
Net earnings (loss)	24,435,315	19,508,027	4,228,177	(10,872)
Earnings (loss) per share:
Basic	$1.07	$0.90	$0.21	$0.00
Diluted	$1.04	$0.84	$0.20	$0.00
Weighted number of shares outstanding—basic	22,797,000	21,674,000	19,950,000	16,698,219
Weighted number of shares outstanding—diluted	23,576,500	23,179,500	20,771,000	16,698,219

	December 31,
	2006	2005	2004	2003
Balance sheet data:

Working capital	$62,262,421	$34,056,266	$7,043,768	$813,841
Total assets	80,167,345	43,991,691	13,416,989	1,472,394
Stockholders’ equity	$67,483,041	$35,293,006	$7,542,063	$882,381

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Future Uncertainties
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.”
Overview
Through our wholly-owned subsidiary Guru Denim, Inc., we design, develop, manufacture, market, distribute and sell high fashion denim jeans and other apparel including denim jackets, corduroy jeans and jackets, velvet jeans, fleece jeans and hooded sweatshirts, jackets, skirts, shorts, shirts, sweaters and sportswear. We currently manufacture, market, distribute and sell apparel under the brand name “True Religion Brand Jeans” to fashion-conscious consumers on five continents, including North and South America, Asia, Europe and Australia.
We market and distribute our products by attendance at industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell our products in its respective territory. We currently have commissioned sales agents in the United States earning sales commissions at 5-8%. We currently have agreements with international distributors covering more than 50 countries on five continents. Our international distributors purchase products from our company at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense and they ship to and collect payment from their customers directly.
Our products are sold in the United States to Nordstrom, Neiman Marcus (store and catalogue), Saks Fifth Avenue, Barney’s New York, Henri Bendel, Bergdorf Goodman, Bloomingdales, Marshall Field’s (now Macy’s) and approximately 650 high-end boutiques and specialty stores throughout the United States. We sell through a commission-based independent contractor, L’Atelier, with showrooms in Los Angeles and New York. Our three largest customers in 2006 were Jameric, Inc. (our Japanese distributor), Nordstrom and Bloomingdales’, which accounted for 25% of our 2006 revenues. In 2005, our three largest customers, Jameric, Nordstrom and Neiman Marcus comprised 40% of our revenues. In 2004, our largest clients were Jameric, Unifa Gmbh (our German distributor) and Neiman Marcus which accounted for 41% of our 2004 revenues.
At December 31, 2006, we operated four stores, three full-price retail stores and one factory outlet store. These stores range in size from 800 to 3,000 square feet. Our retail network creates an upscale and inviting shopping environment and enhances our image. Distribution through our retail stores allows us to influence the merchandising and presentation of our products, build brand equity and test market new product design concepts. Our retail stores carry a full assortment of men’s, women’s and children’s merchandise. Our factory outlet store is located in one of the country’s premier outlet mall, Desert Hills, located outside of Los Angeles. The business segments of the Company are wholesale and retail. Information relating to these segments is summarized in Note 14 to the Consolidated Financial Statements. The retail segment includes the Company’s retail operations both full-price and outlet as well as Internet sales through our website. The wholesale segment includes the wholesale operations in North America and internationally, through our international distributors.
The Company intends to report comparable store sales for its full-price retail and factory outlet stores. A store is considered comparable after it has been open for 13 full months. If a store remodel or relocation results in a square footage change of more than 15%, the store is removed from the comparable store base until it has been opened at its new size or in its new location for 13 full months.
Executive Summary
The Company continued to see strong growth in its business which resulted in another solid financial performance for the fiscal year. The Company benefited from continuing penetration of premium denim in high-end department stores throughout the United States, retail store expansion and an expanded product mix. These improvements resulted in a 36% increase in net revenues to $139.0 million in 2006 from $102.6 million in 2005. Overall, the Company improved gross margins by 166 basis points in 2006 as compared to 2005, from 51% to 53%. The growth in the overall gross margin was due to the increased volume of sales in the high margin retail business, improved leverage of premium department store occupancy and better product sourcing. The factors listed above drove a 25% increase in profitability in 2006 with net earnings of $24.4 million, or diluted earnings of $1.04 per share, compared with net earnings of $19.5 million, or diluted earnings of $0.84 per share, in 2005.
The Company continued to significantly develop its financial strength as shown in its balance sheet. We ended the year with $44.9 million in cash and cash equivalents versus $9.4 million a year ago. During 2006 we successfully negotiated our first license agreements for certain product categories, including headwear, footwear and outerwear. In 2006 we received over $250,000 in minimum guaranteed license payments related to these agreements, most of which was collected in the fourth quarter. In addition, these license agreements provide for minimum future payments of $8.65 million to be collected between now and 2011. Consolidated accounts receivable increased by $1.3 million from 2005, primarily due to increased department store sales. Inventory at the end of 2006 was $9.4 million compared to $10 million at the end of 2005, a decrease of $0.6 million, due to tighter inventory controls and faster inventory turns.
While wholesale operations continue to be the major proportion of our overall business, as our retail businesses expand, we expect to continue to see improvements in the domestic retail gross margin. Our products were sold domestically in approximately 840 doors at the end of 2006 compared with approximately 770 doors at the end of 2005. Retail segment revenue, including full-priced retail, factory outlet, and E-commerce, jumped to $5.0 million during 2006 from $.8 million in 2005. This growth was driven by the ongoing national retail rollout. The growth in retail revenue reflects the ongoing attraction of our successful product assortment to fashion-conscious women and men. We ended the year with a total of four stores in the United States of which three were full priced retail and one factory outlet store. At year end, we had executed lease agreements for an additional seven stores (six full priced and one outlet) of which six will be opening in 2007.
Earnings from operations increased by $7.0 million to $40.1 million in 2006 compared to $34.0 million in 2005. This increase was primarily driven by higher sales volumes and improved gross profit, partially offset by higher expenses.
These positive results are being driven by focusing on our core strengths and 2006 initiatives which included:
Further grow our retail business. With a focus on profitably growing our retail business, in 2006 we increased our store count by three stores, and we opened three additional stores in the first three months of 2007, bringing our store count to seven. We plan to open another eight stores in 2007.
New product design and delivery. Our success depends on our ability to frequently introduce new styles and product lines as well as design products in anticipation of consumers’ ever-evolving preferences. This includes building our existing product lines with updates to proven sellers as well as creating new styles that we believe will become core to the line in upcoming seasons. Our focus in 2006 was primarily on updating many key sellers in our current lines and growing our product offering. We will continue to broaden our product offering with new lines that do not directly compete with our existing brands and allow us the opportunity to broaden the targeted demographic profile of our consumer base, increase our shelf space and enter into new doors without detracting from existing business.
Targeted approach to licensing. We have signed select licensing deals to further grow and enhance the image of the True Religion Brand Jeans brand. Our most significant domestic license to date is for dress and casual shoes, casual athletic footwear and sandals in toddler, children and adult sizes. We have also signed licensing agreements for outerwear and accessories. We believe these licenses will have a positive impact on our brand.
Financial Condition, Liquidity and Capital Resources
At December 31, 2006, we had a working capital surplus of $62.3 million
At December 31, 2006, we had total assets of $80.2 million of which $44.9 million consisted of cash and cash equivalents.
At December 31, 2006, we had total liabilities of $12.7 million.
Assets.
Our current assets totaled $74.5 million, $42.8 million and $12.9 million at December 31, 2006, 2005 and 2004, respectively. Total assets were $80.2 million, $44.0 million and $13.4 million at December 31, 2006, 2005 and 2004, respectively. The increase in current assets is primarily due to: the generation of cash; the growth in accounts receivable; and construction of new stores. At December 31, 2006, our assets consisted primarily of: cash and cash equivalents of $44.9 million; net accounts receivable totaling $6.3 million; due from factor of $9.5 million; and inventory of $9.4 million.
Liabilities and Working Capital.
Our current liabilities totaled $12.2 million, $8.7 million and $5.9 million at December 31, 2006, 2005 and 2004, respectively. This resulted in working capital of $62.3 million, $34.2 million and $7.1 million at December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, our only long-term liability consisted of deferred rent related to our retail leases throughout the country. We had no long term liabilities in 2005 and 2004. The increase in liabilities in 2006 is primarily due to accounts payable and accrued expenses.
Cash Requirements and Additional Funding.
We generated financial growth primarily through cash flows provided by operating activities. In 2006 and 2005, we had no financing activities other than the exercise of employee stock options, which amounted to approximately $244,000 and $870,000 in 2006 and 2005, respectively. In 2004, financing activities generated net cash of $2.0 million, comprised principally of proceeds from the sale of our common stock and warrants to purchase common stock. Cash flows provided by operating activities generated $33.6 million, $12.3 million and $1.3 million in 2006, 2005 and 2004, respectively. Cash and cash equivalents increased by $35.4 million to $44.9 million in 2006. The large increase in cash is partially attributable to the Company’s decision to sell all of its marketable securities and purchase cash equivalents. We continue to generate strong cashflow from operating activities and we are able to finance growth from ongoing activities without need of issuing debt. We plan to finance our capital expenditures, consisting of computers, furniture and equipment, as well as the opening of a future retail stores with cash from operations.
Results of Operations
The year ended December 31, 2006 vs. December 31, 2005
We recorded net sales of $139.0 million for the year ended December 31, 2006 and $102.6 million for the year ended December 31, 2005, an increase of $36.5 million or 36%. All of these sales were of our True Religion Brand Jeans apparel. Gross profit for the year ended December 31, 2006 was $73.6 million and $52.6 million for the year ended December 31, 2005, or 53% of net sales compared to 51% of net sales for 2005.
In the year ended December 31, 2006, most of our sales were made in North America, Asia and Europe. Sales to the United States customers were $102.6 million (74%) of total year sales. Sales to our Japanese distributor, Jameric, Inc., were approximately $15.0 million and 11% of total year sales. During the year ended December 31, 2006 we maintained international distributors in Asia, Europe, South America, the Middle East, Australia and Africa which collectively contributed approximately $21.5 million in sales for the year ending December 31, 2006. Our retail operations had sales of $5.0 million. During the year ended December 31, 2006 sales to department stores, including Nordstrom, Bloomingdales, Saks Fifth Avenue, Barney’s New York and Neiman Marcus, equaled 35% of sales made in the United States.
Gross profit increased $21.0 million or 40% to $73.6 million for the year ended December 31, 2006, from $52.6 million for the year ended December 31, 2005. The increase in gross profit primarily resulted from increased sales in all segments and improved gross margin in the wholesale and retail segments. Gross margin (gross profit as a percentage of total net revenues) increased 166 basis points to 53% for the year ended December 31, 2006, from 51% for the year ended December 31, 2005. The growth in the overall gross margin was due to the increased volume of sales in the high margin retail business, improved leverage of premium department store occupancy and better product sourcing. The Company’s gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling and shipping expenses.
Retail expense increased from $0.06 million to $1.7 million for the year ended December 31, 2006, representing the growth in staffing and ongoing rollout of the True Religion retail model. Retail expenses primarily consist of payroll expense, rent, deferred rent, depreciation and amortization and credit card fees. It is anticipated that as more retail outlets are opened, that retail expenses will increase.
Selling and shipping expenses totaled $15.0 million for the year ended December 31, 2006 compared to $9.6 million for the year ended December 31, 2005. The increase is due to increased sales commissions ($7.2 million for the year ended December 31, 2006 versus $5.3 million for 2005) on higher sales levels, increased staffing to support future growth and dramatically expanded design efforts. Components of our selling and shipping expenses include the departments of: customer service, shipping, marketing, production and design, which increased from $1.3 million to $3.0 million due to an increasing number of design samples made and an increase in staff from six to 16 designers. The shipping department increased by over $0.6 million due to increased rent on warehousing facilities and increased volume.
General and administrative expenses for the year ended December 31, 2006 totaled $16.0 million compared to $8.9 million for the year ended December 31, 2005. The increase is due to a number of factors. Legal and outside professional fees increased to $2.9 million during the year ended December 31, 2006 from $1.2 million during the year ended December 31, 2005. This increase in professional fees was due primarily to: professional fees involved in Sarbanes-Oxley Act of 2002 Rule 404 compliance; litigation fees for The Indigo Group USA matter; and increased expenses related to trademark protection globally. Non-cash compensation expense of $3.3 million accounted for almost half of the total increase. This expense results from the ongoing issuance of the Company’s common stock to officers and employees as long term incentive compensation. The Company’s adoption of Statement of Financial Accounting Standard No. 123(R) – “Share-based Compensation” required the recognition of $0.5 million in stock option expense.
Our income from operations was $40.1 million for the year ended December 31, 2006 compared to $34.0 million for the year ended December 31, 2005. The increase is primarily attributable to increased sales and gross margins on the sale of our products. Other income/expense for the year ended December 31, 2006 included: legal settlement expense of $2.1 million (see Note 12 to the Consolidated Financial Statements for further information); investment banking expenses $0.9 million; and interest income net of interest expense and gains on marketable securities of $0.74 million. For the quarter ended September 30, 2006, the Company classified costs associated with investment banking activities as ‘Other (Income/Expense)’ due to the unique nature of these expenses, a non-operating class of expenses. For the year ended December 31, 2006, the Company categorized these expenses as a part of operating expense. For the year ended December 31, 2006, investment banking expenses totaled $892,620.
Our net income before income taxes for the years ended December 31, 2006 and 2005 was $38.8 million and $32.0 million, respectively. The increase in net income is due primarily to the increase in sales of True Religion Brand Jeans apparel products. We normally accrue for federal and state income taxes at a combined rate of 40%; however, certain benefits, including the disqualifying disposition associated with the exercise of stock options, the extraterritorial income exclusion on foreign sales, state taxes and enterprise zone tax credits, resulted in a lower overall effective tax rate for 2006. We expect to accrue for income taxes at a rate of 38-39% for 2007. Net income after provision for income taxes for the year ended December 31, 2006 and 2005 was $24.4 million and $19.5 million, respectively.
The year ended December 31, 2005 vs. December 31, 2004
We recorded sales of $102.6 million for the year ended December 31, 2005 and $27.7 million for the year ended December 31, 2004. All of these sales were of our True Religion Brand Jeans. Gross profit for the year ended December 31, 2005 was $52.6 million and $13.2 million for the year ended December 31, 2004, or 51% compared to 48% for 2004.
The increase in sales and gross profit is due primarily to the growth of our brand and our markets, both of which were in the formative stages in 2004. During the year ended December 31, 2005, most of our sales were made in the United States, Japan, Canada, Mexico, Europe and the United Kingdom. Sales to United States customers were approximately $56.5 million and 55% of total year sales. Sales to our Japanese distributor, Jameric, Inc., were approximately $29.5 million and 29% of total year sales. During the year ended December 31, 2004 we added international distributors in Germany, Spain, France, Holland, Belgium, Scandinavia, Italy, Mexico, Canada, Russia, the Middle East, Korea and South Africa and these countries contributed approximately $15.0 million in sales for the year ended December 31, 2005. Our Internet website, implemented in 2005, contributed $.5 million in sales in the year ended December 31, 2005 and our initial company owned retail store opened in December 2005 and had sales of $197,000 for the month of December 2005. During the year ended December 31, 2005 sales to department stores, including Neiman Marcus, Nordstrom, Saks Fifth Avenue, Bloomingdales and Barney’s New York, equaled 35% of sales made in the United States.
Selling and shipping expenses totaled $9.6 million for the year ended December 31, 2005 compared to $3.4 million for the year ended December 31, 2004. The significant increase is due to increased sales commissions ($5.3 million for the year ended December 31, 2005 versus $1.64 million for 2004) on higher sales levels and to the fact that we had limited staff and had only just begun to develop our production and customer service departments during the year ended December 31, 2004. Components of our selling and shipping expenses include purchases of sample fabrics ($250,077 during the year ended December 31, 2005, versus $104,792 during the year ended December 31, 2004), and travel and trade show expense ($489,628 during the year ended December 31, 2005 versus $277,136 during the year ended December 31, 2004). Salaries for design personnel, patternmakers, sample sewers, production staff, quality control staff and warehouse staff totaled $1.8 million for the year ended December 31, 2005, as opposed to $1.0 million for the year ended December 31, 2004.
General and administrative expenses for the year ended December 31, 2005 totaled $8.9 million as compared to $2.9 million for the year ended December 31, 2004. The increase is due to a number of factors. Legal and outside professional fees increased to $1.4 million during the year ended December 31, 2005 from $0.4 million during the year ended December 31, 2004. This increase in professional fees was due primarily to increased legal and professional fees involved in combating counterfeiting of our jeans, increased trademark expenses, litigation fees for the matters involving Joseph Canouse and The Indigo Group USA, increased legal expenses due to introduction of an independent board of directors and other compliance with and the complexity of the securities laws under the Sarbanes-Oxley Act of 2002. Salary to our Chief Executive Officer increased to $1.9 million during the year ended December 31, 2005 from $1.0 million for the year ended December 31, 2004. General and administrative expenses for the year ended December 31, 2005 also included a non-cash compensation expense of $1.2 million. In addition, general and administrative expenses for the year ended December 31, 2005 included: $0.5 million for year-end employee bonuses; $0.1 million in NASDAQ filing fees; and $0.3 million for outside director compensation.
Our first retail store opened on December 2, 2005 and had total operating expenses of $60,624 for the year ended December 31, 2005. Components of the expenses included rent, salaries and wages and amortization of leasehold improvements.
Our net income from operations was $34.0 million for the year ended December 31, 2005 compared to $6.9 million for the year ended December 31, 2004. Other income/expense for the year ended December 31, 2005 included: interest income net of interest expense; gains on marketable securities; other income including legal recoveries from counterfeiters; and legal settlement expense of $2.2 million (see Note 12 to the Consolidated Financial Statements for further information).
Our net income before income taxes for the year ended December 31, 2005 and the year ended December 31, 2004 was $32.0 million and $6.7 million, respectively. The increase in net income is due primarily to the large increase in sales of True Religion Brand Jeans, both domestically and internationally. In interim periods, we normally accrue for federal and state income taxes at a combined rate of 40%. Net income after provision for income taxes for the year ended December 31, 2005 and 2004 was $19.5 million and $4.2 million, respectively.
Off Balance-Sheet Arrangements
On December 20, 2004, Guru Denim Inc. entered into a factoring agreement with Merchant Factors Corp., a reseller of the factor services of the CIT Group, effective January 3, 2005. The factoring agreement with Merchant Factors Corp. was for a one year term and automatically renews after the first year on a month-to-month basis unless terminated by Guru Denim on 60 days notice, which Guru Denim could give only after the end of the first year. On July 1, 2005 Guru Denim agreed to extend the duration of its factor agreement with Merchant Factors Corp. to December 31, 2006, and Merchant Factors Corp. agreed to a change in the fees. On June 8, 2006 the duration of the agreement was extended to December 2, 2007 and the factoring fee was reduced. Under the revised factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.60% (down from 0.65%) of the gross invoice amount of each account receivable and agreed to advance funds at a rate of prime plus 0.5% (down from 1.0%).
Merchant Factors Corp. has agreed to advance to Guru Denim up to 85% of those of Guru Denim’s pre-approved net receivables and Guru Denim has agreed:
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
Retail. Retail expenses consist primarily of payroll, credit card fees and rent payments associated with the retail stores.
Selling and shipping. Selling and shipping expenses consist primarily of sales commissions, design, customer service, marketing, production and shipping departmental costs. Within each of these departmental costs, the expenses are primarily related to payroll, bonuses, wages and payroll taxes. Garment samples and fabric costs related to design activities are expensed at the time they are incurred.

General and administrative. Selling, general and administrative expenses consist primarily of expenses incurred at our corporate headquarters, including administrative employee-related expenses, costs associated with Sarbanes Oxley compliance, professional fees, information technology costs, travel, and other corporate expenses.
Seasonality
The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. Domestic retail operations are generally stronger in the third and fourth quarters, and domestic wholesale operations generally experience stronger performance in the third quarter. As the timing of the shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year.
Inflation
The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on net revenue or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company’s products are manufactured and sold, management does not believe that foreign rates of inflation have had a material adverse effect on its net revenue or profitability.
Critical Accounting Policies
Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles (“GAAP”) used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.
Inventory is valued at the average-cost method. Under the average-cost method, it is assumed that the cost of inventory is based on the average cost of the goods available for sale during the period. Average cost is computed by dividing the total cost of goods available for sale by the total units available for sale. This gives a weighted-average unit cost that is applied to the units in the ending inventory. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. At December 31, 2006, inventory consisted of finished goods and work in process.
Revenue Recognition. The Company recognizes retail operations revenue at the point of sale and wholesale operations revenue from the sale of merchandise when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable. On a quarterly basis, the Company accrues for potential future returns and charges actual returns against the accrued amount. The Company defers all revenues related to gift certificates and store credits until they are redeemed for merchandise.
Stock-based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” using the modified prospective transition method. Among other items, SFAS No. 123R eliminates the use of Accounting Principles Board (APB) No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company considers its policies related to share-based compensation to be a critical accounting policy.
Impact of Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided a company has not yet issued financial statements, including interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operation, or cash flows.
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
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.
FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of our income tax provision. Thus, our reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis.
FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements. We expect to adopt FIN 48 in the first quarter of 2007, and we are currently reviewing FIN 48 and evaluating its potential impact.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” (“SAB 108”) which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. At December 31, 2006, the Company has adopted the provisions of SAB 108 and determined that no adjustment to the current year is necessary.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the requirements of SFAS No. 158 and have not yet determined the impact on the consolidated financial statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Exchange Rate Risk
The Company received United States dollars (“USD”) for all product sales and licensing revenue during the year ended December 31, 2006. Inventory purchases from contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of certain contract manufacturers, which may have the effect of increasing the cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs.
Item 8. FINANCIAL STATEMENTS
The information required by this Item is incorporated herein by reference to the Consolidated Financial Statements and Supplementary Data listed in Item 15 of Part IV of this report.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as our controls are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Our management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures relative to the following three areas were not effective because of material weaknesses described in Management’s annual report on internal control over financial reporting.
Management’s Consideration of the Calculation of the Income Tax Provision for the period ended September 30, 2006
During the quarter ended September 30, 2006, the Company incorrectly calculated its provision for income taxes and related deferred tax assets resulting in an adjustment of approximately $900,000 to increase income tax expense for the three and nine month periods ended September 30, 2006, an approximately $166,000 increase to increase deferred tax assets and an approximately $1,066,000 decrease to prepaid income taxes as of September 30, 2006. Management has concluded that a material weakness existed over the calculation of provision for income taxes and related deferred tax assets, which had not been fully remediated by December 31, 2006.

We have taken the following steps as of the date of this filing to correct this identified weakness: The procedure in place through September 30, 2006 was for the company to perform the calculation of the income tax provision internally and have the company’s calculation reviewed by an external independent tax specialist. The company determined that a more effective procedure would be to have an external independent tax specialist prepare the income tax provision, and then have it reviewed by a second independent tax specialist in addition to company management, including a more robust system of approval and sign-off procedures. We believe this new set of procedures will allow us to prevent or detect significant possible errors in the income tax provision in a timely manner.
The company tested this new set of procedures and controls at December 31, 2006 to determine if the previously identified control deficiency was corrected. Based on our testing, we were able to conclude that the controls over the preparation of the income tax provision were operating effectively for the fourth quarter and that the results were acceptable with no audit adjustments. However, since the material weakness condition was significant, the company has determined that it will ensure that the new procedures and controls are operating effectively for one additional quarter prior to reaching a final conclusion that the identified control deficiency has been corrected.
Management’s Consideration of the Review of Unrecorded Liabilities for the period ended December 31, 2006
During the year ended December 31, 2006, our Independent Registered Public Accounting Firm discovered material errors in accounting for the completeness of accounts payable and accrued expenses. As a result of the discovery of these errors, the Company recorded approximately $1,015,000 of accruals or expenses for the year ended December 31, 2006. These errors were not discovered by our internal controls over our year end search for unrecorded liabilities. Management concluded this constitutes a material weakness with respect to the controls over our search for unrecorded liabilities.
These unrecorded liabilities related to two specific sets of circumstances. One related to recording fixed assets and payables in connection with our retail store build outs and our leasehold improvement of our warehouse/office facility. Invoices for these items did not follow our standard procedure of being submitted to our accounting department. Therefore, the accounting department was not aware the invoices were outstanding. The other is related to recording expenses for routine transactions (inventory purchases, professional fees and miscellaneous expenses). In certain instances, we recorded invoices received to the incorrect period and did not take the necessary steps to identify goods and services received for which we were not invoiced.
In an effort to remediate the material weakness described above, we are currently implementing enhanced review and approval procedures that are designed to help ensure we accurately record accounts payable and accrued expenses. These enhanced procedures will provide for additional managerial oversight of accounts payable and accrued expense balances. Additionally, we are obtaining budgets for retail store build-outs and inquiring regarding the percentage of completion of build-out at the close of a financial period in order to accrue accounts payable, regardless of whether invoices have been received.
Management’s Consideration of the Control over Financial Reporting for the period ended December 31, 2006
In connection with the preparation of our consolidated financial statements, our Independent Registered Public Accounting Firm discovered that the consolidated financial statements presented to them before our filing of the Form 10-K was not in compliance with Regulation S-X and Generally Accepted Accounting Principles. Specifically, the consolidated financial statements presented to our Independent Registered Public Accounting Firm were lacking significant disclosures and contained inconsistencies within the document. Management has concluded that a material weakness existed with respect to the controls over the financial reporting process.
In an effort to remediate the material weakness described above, we are currently implementing enhanced review and approval procedures that are designed to help ensure we accurately prepare financial statements prior to transmittal to our independent registered public accounting firm. Additionally, we are evaluating the knowledge and capabilities of our financial staff and recommending in-house training and outside professional education courses, where necessary.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item can be found under the caption “Directors and Executive Officers” in the Company’s Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year and is incorporated herein by reference.
With respect to Item 406 of Regulation S-K, our Code of Conduct is available on our Internet website, www.truereligionbrandjeans.com, by clicking on “Investor Relations” on our home page and proceeding to “Corporate Governance”.
Item 11. EXECUTIVE COMPENSATION
The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2006 with respect to our common shares issuable under our 2005 Stock Incentive Plan:

(c) Number of
securities
remaining
available for
	(a) Number of		future issuance
	securities to be	(b) Weighted-	under equity
	issued upon	average exercise	compensation
	exercise of	price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by security holders	1,108,332	$1.56	1,039,334
Equity compensation plans not approved by security holders(1)	N/A	N/A	N/A

Total	1,108,332	$1.56	1,039,334

(1)	We have not authorized the issuance of equity securities under any plan not approved by security holders.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this report:
(1)	Consolidated Financial Statements

The Reports of Independent Registered Public Accounting Firm and consolidated financial statements listed on the accompanying Index to Consolidated Financial Statements are filed as part of this report.

(2)	Consolidated Financial Statement Schedule

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this report.

(3)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of True Religion Apparel, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
As of the end of the 2006 fiscal year, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was ineffective as of December 31, 2006. Based on the COSO criteria, management has identified control deficiencies that constitute material weaknesses. A material weakness is a control deficiency or a combination of control deficiencies, which results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. Specifically, the following material weaknesses were detected or identified.
As a result of the audit, our Independent Registered Public Accounting Firm discovered a material understatement of accounts payable and accrued expenses. As a result of the discovery of these errors, the Company recorded approximately $1,015,000 of additional expenses for the year ended December 31, 2006. These errors were not discovered by our internal controls; specifically our year end search for unrecorded liabilities. Management has concluded this constitutes a material weakness with respect to the controls over completeness of accounts payable and accrued expenses.
In connection with its review of our consolidated financial statements, our Independent Registered Public Accounting Firm discovered that the consolidated financial statements we presented to them before our filing of the Form 10-K were not in compliance with Regulation S-X and Generally Accepted Accounting Principles. Specifically, the consolidated financial statements we presented to our Independent Registered Public Accounting Firm were lacking significant disclosures and contained inconsistencies within the document. Management has concluded that a material weakness existed with respect to its controls over the financial reporting process.
During the quarter ended September 30, 2006, the Company incorrectly calculated its provision for income taxes and related deferred tax assets resulting in an adjustment of approximately $900,000 to increase income tax expense, approximately $166,000 to increase deferred tax assets, and approximately $1,066,000 to decrease prepaid income taxes. Management has concluded that a material weakness existed at that time over the accuracy if it’s calculation of provision for income taxes and related balance sheet accounts.
Because of these material weaknesses, management concluded that we did not maintain effective control over financial reporting as of December 31, 2006, based on the COSO criteria. The independent registered public accounting firm of Stonefield Josephson, Inc., as auditors of the Company’s consolidated financial statements, has audited our management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2006, as stated in their report, which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
True Religion Apparel Inc. and Subsidiary
Vernon, California
We have audited the accompanying consolidated balance sheets of True Religion Apparel Inc. and Subsidiary as of December 31, 2006, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of True Religion Apparel Inc. and Subsidiary as of December 31, 2006, 2005 and 2004, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 13 to the consolidated financial statement, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share Based Payment”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of True Religion Apparel Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2007 expressed an unqualified on managements assessment of, and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ STONEFIELD JOSEPHSON, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
March 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of True Religion Apparel, Inc. and Subsidiary
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that True Religion Apparel, Inc. and Subsidiary did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in managements assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). True Religion Apparel, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.
     As a result of our audit, we discovered material understatements of the Company’s accounts payable and accrued expenses. As a result of the discovery of these errors, the Company recorded approximately $1,015,000 of additional expenses for the year ended December 31, 2006. These errors were not discovered by the Company’s internal controls; specifically their year end search for unrecorded liabilities. These matters constitute a material weakness with respect to the Company’s internal controls over completeness of accounts payable and accrued expenses.
     In connection with our review of the Company’s consolidated financial statements, we discovered that the consolidated financial statements presented to us were not in compliance with Regulation S-X and Generally Accepted Accounting Principles. Specifically, the consolidated financial statements we were presented lacked significant disclosures and contained inconsistencies within the document. These matters constitute a material weakness in the Company’s internal control over the year end financial reporting process.
     During the quarter ended September 30, 2006, the Company incorrectly calculated their provision for income taxes and related deferred tax assets resulting in a material adjustment of approximately $900,000 to increase income tax expense, approximately $166,000 to increase deferred tax assets, and approximately $1,066,000 to decrease prepaid income taxes. This matter constitutes a material weakness over the accuracy of the Company’s calculation of provision for income taxes and related balance sheet accounts.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 23, 2007, on those financial statements.
In our opinion, management’s assessment that True Religion Apparel, Inc. and Subsidiary did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, True Religion Apparel, Inc. and Subsidiary has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of True Religion Apparel Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 23, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ Stonefield Josephson, Inc.
Los Angeles, California
March 23, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$44,877,637	$9,436,632
Marketable securities, available for sale	0	5,970,486
Accounts receivable, net of allowances of $495,672 and $478,719, respectively.	6,331,736	7,795,524
Due from factor, net of charge backs and other deductions (Note 3)	9,531,884	6,722,496
Vendor receivable	343,816	310,000
Other receivable	439,221	0
Inventory (Note 4)	9,399,305	10,052,748
Deferred tax asset	2,923,000	1,989,000
Stock subscription receivable	0	68,080
Prepaid expenses and short term deposits	608,263	409,985

Total Current Assets	74,454,862	42,754,951
Property and equipment, net of accumulated depreciation (Note 5)	4,993,432	982,672
Deposits and other assets	719,051	254,068

TOTAL ASSETS	$80,167,345	$43,991,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:

Accounts payable and accrued expenses	$9,170,611	$6,723,701
Accrued payroll, vacation and bonus expense	431,665	157,220
Accrued customer credits	172,292	91,000
Accrued incentive compensation	1,200,359	355,321
Deferred revenue	257,416	0
Sales tax payable	334,331	0
Income taxes payable	625,767	1,237,443
Deferred tax liability	0	134,000

Total current liabilities	12,192,441	8,698,685

Long-term Liabilities:
Commitments and contingencies (Note 10)
Long-term deferred rent	491,863	0

Total long-term liabilities	491,863	0
TOTAL LIABILITIES	12,684,304	8,698,685

Stockholders’ Equity:
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, 0 issued and outstanding, respectively	0	0
Common Stock, $.0001 par value, 80,000,000 shares authorized, 23,001,529 and 22,207,865 issued and outstanding, respectively	23,011	22,217
Additional paid in capital	19,323,150	11,569,224
Retained earnings	48,136,880	23,701,565

Total Stockholders’ Equity	67,483,041	35,293,006

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,167,345	$43,991,691

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Sales - wholesale	$134,067,735	$102,572,446	$27,667,418
Sales - retail	4,978,644	0	0

Net sales	139,046,380	102,572,446	27,667,418
Cost of Sales	65,427,277	49,964,420	14,513,337

Gross Profit	73,619,103	52,608,025	13,154,081

Costs and Expenses:
Retail	1,688,376	60,624	0
Selling and shipping	15,015,643	9,587,730	3,433,353
Investment banking expense	892,620	0	0
General and administrative	15,965,029	8,938,170	2,868,870

	33,561,668	18,586,524	6,302,223

Income from Operations	40,057,435	34,021,501	6,851,858

Other (Income)/Expense:
Settlement expense (net of gain of $0, $64,000 and $0, respectively)	2,106,475	2,140,000	125,000
Other Income	(61,277)	(55,426)	0
Realized (gain)/loss on marketable securities (net of tax)	(212,576)	(9,903)	0
Interest Income (net of $85,562, $35,053, $0, respectively, of interest expense)	(530,502)	(30,197)	0

Total Other Expense	1,302,120	2,044,474	125,000

Net Income before Provision for Income Taxes	38,755,315	31,977,027	6,726,858
Provision for Income Taxes	14,320,000	12,469,000	2,498,681

Net Income	$24,435,315	$19,508,027	$4,228,177

Net Income per share — Basic	$1.07	$0.90	$0.21

Net income per share — Diluted	$1.04	$0.84	$0.20

Weighted average shares outstanding- basic	22,797,000	21,674,000	19,950,000

Weighted average shares outstanding- diluted	23,576,500	23,179,500	20,771,000

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,435,315	$19,508,027	$4,228,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	413,105	182,618	42,697
Provision for bad debt	329,391	273,916	130,120
Shares issued for services	2,104,000	1,298,500	42,320
Non-cash stock option expense	508,100	0	24,900
Non-cash warrant expense	0	0	46,100
Amortization of non-cash compensation expense	3,314,296	1,368,531	119,094
Deferred taxes	(1,068,000)	(1,707,541)	(147,459)
Employee option acceleration expense	84,800	0	0
Unrealized gain on securities	0	(13,426)	0
Changes in assets and liabilities:
(Increase) Decrease in assets
Accounts Receivable	1,134,396	(5,684,443)	(1,827,939)
Due from Factor	(2,809,388)	(2,751,067)	(3,971,429)
Inventory	653,442	(6,727,082)	(2,673,420)
Vendor receivable	247,051	(310,000)	0
Stock subscription receivable	68,080	(68,080)	0
Other receivable	(439,221)	0	0
Prepaid Expenses and other current assets	(479,144)	(348,093)	(61,892)
Deposits and other assets	(474,318)	(168,862)	(4,744)
Increase (Decrease) in liabilities
Accounts payable and accrued expenses	2,446,910	3,925,176	2,208,531
Accrued payroll, vacation and bonus expenses	274,445	157,220	0
Accrued customer credits	81,292	(179,000)	270,000
Accrued incentive compensation payable	845,037	107,050	248,272
Deferred revenue	257,416	0	0
Sales tax payable	334,330	0	0
Income taxes payable	888,324	3,466,510	2,630,516
Long term lease liability	491,863	0	0

Net cash provided by operating activities	33,641,522	12,329,954	1,303,844

CASH FLOWS PROVIDED BY (USED IN) INVESTMENT ACTIVITIES:
Purchase of equipment and trademarks	(4,414,527)	(752,198)	(467,728)
Sales of marketable securities	63,135,189	0	0
Purchase of marketable securities	(57,164,703)	(5,957,060)	0

Net cash provided by (used in) investing activities	1,555,959	(6,709,258)	(467,728)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	243,524	869,878	45,510
Proceeds from exercise of warrants	0	0	1,000,000
Proceeds from private placements	0	0	1,000,000

Net cash provided by financing activities	243,524	869,878	2,045,510

Net increase in cash	35,441,005	6,490,574	2,881,626
Cash and cash equivalents, beginning of year	9,436,632	2,946,058	64,432

Cash and cash equivalents, end of year	$44,877,637	$9,436,632	$2,946,058

Supplemental disclosure of cash flow information:
Interest Paid	$85,562	$35,073	$0
Taxes Paid	$15,080,000	$8,197,165	$8,626
Fair market value of restricted stock issued for services	$2,104,000	$48,500	$1,275,000
Fair market value of restricted stock issued for payable	$0	$1,250,000	$0
The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ending December 31, 2006, 2005, and 2004

				Net Income/
	Common Stock		Additional Paid	Retained
	Shares	Amount	In Capital	Earnings	Total
Balance at January 1, 2004	18,825,133	$18,835	$898,185	$(34,639)	$882,381
Issuance of common stock for cash	900,000	900	999,100		1,000,000
Issuance of common stock for services	26,437	26	42,294		42,320
Issuance of common stock for cash upon exercise of warrants	900,000	900	999,100		1,000,000
Exercise of stock options	63,000	63	45,447		45,510
Expense related to modification of warrants			46,100		46,100
Issuance of options in exchange for services			24,900		24,900
Issuance of restricted stock for future services	250,000	250	(250)		—
Tax benefit arising from restricted stock issuance			153,581		153,581
Amortization of long-term share-based compensation expense			119,094		119,094
Net Income for the year ended December 31, 2004				4,228,177	4,228,177

Balance at December 31, 2004	20,964,570	$20,974	$3,327,551	$4,193,538	$7,542,063
Amortization of long-term share-based compensation expense			1,368,531		1,368,531

Issuance of common stock for services	14,285	14	9,986		10,000

Issuance of common stock for services	1,175	1	15,999		16,000

Issuance of common stock for services	2,500	3	22,497		22,500
Share-based compensation issuance	27,000	27	(27)		—
Cash proceeds from exercise of stock options	1,098,335	1,098	868,787		869,885

Tax benefit arising from stock options			4,076,000		4,076,000
Tax benefit arising from restricted stock issuance			630,000		630,000
Issuance of common stock in lieu of payable	100,000	100	1,249,900		1,250,000
Net Income for the year ended December 31, 2005				19,508,027	19,508,027

Balance at December 31, 2005	22,207,865	22,217	11,569,224	23,701,565	35,293,006

Recognition of long-term share-based compensation expense			(8,077,390)		(8,077,390)
Amortization of long-term share-based compensation expense			3,314,296		3,314,296

Issuance of common stock for services	560,000	561	10,180,829		10,181,390
SFAS 123R stock option expense			508,100		508,100
Cash proceeds from exercise of stock options	233,664	233	243,291		243,524

Tax benefit arising from stock options			1,500,000		1,500,000

Modification of employee stock option			84,800		84,800
Net Income for the year ended December 31, 2006				24,435,315	24,435,315

Balance at December 31, 2006	23,001,529	$23,011	$19,323,150	$48,136,880	$67,483,041

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
For the year ended December 31, 2006
NOTE 1 — BASIS OF PRESENTATION
Description of company
True Religion Apparel, Inc. (“the Company”) designs, manufactures, markets and distributes high-fashion denim jeans and other apparel including skirts, shorts jackets, sweat suits, shirts and knitwear which are sold throughout the world. During the year ended December 31, 2006 United States sales were approximately 74% and foreign sales were approximately 26%.
The Company’s products are sold through three primary distribution channels: in the Company’s own stores, to a network of wholesale accounts and through the Internet. True Religion branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors. The Company’s core customer is a fashion-conscious consumer primarily between the ages of 15 and 45. These consumers are part of a highly desirable demographic group that we believe has significant disposable income. The Company also appeals to customers outside this group through specialty product lines that include True Religion Kids, targeted to boys and girls aged six to 12.
The Company was incorporated in Nevada in 2001 and currently operates as a Delaware corporation.
Business Segments
The business segments of the Company are wholesale and retail. The Company believes this segment reporting better reflects how its two business segments— wholesale and retail—are managed and each segment’s performance is evaluated. The retail segment includes the Company’s retail and Internet operations. The wholesale segment includes the wholesale operations in the United States and internationally. The retail business segment’s results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal. Financial information about each segment for the fiscal years ended December 31, 2006, 2005 and 2004 are included under Note 14 to the Consolidated Financial Statements contained herein.
In 2006, 96% of our net revenue was generated from wholesale operations and 4% from retail operations. Our total net revenue in 2006 was $139.0 million and net earnings were $24.4 million.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Principles of Consolidation
These consolidated financial statements include the accounts of True Religion Apparel, Inc. and its wholly owned subsidiary Guru Denim, Inc. All material inter-company accounts have been eliminated in consolidation.
Comprehensive Income
Comprehensive income consists of net earnings, unrealized gains or losses on investments and foreign currency translation adjustments and is presented in the consolidated statements of stockholders’ equity and comprehensive income. At December 31, 2006, the Company had no comprehensive income.
Classification of Certain Costs and Expenses
The Company includes inbound freight charges, purchasing costs and a portion of the Company’s distribution costs related to its retail business in costs of sales. Design, marketing, sales commissions, advertising, customer service, production activities unrelated to manufacturing, and shipping costs related to the wholesale business are included in selling and shipping expenses and amounted to $15.0 million, $9.6 million and $3.4 million for the years ended

December 31, 2006, 2005 and 2004, respectively. The Company includes corporate overhead costs and other general and administrative costs as the only components of general and administrative expenses.
The Company classifies amounts billed to customers for shipping fees as revenues, and classifies costs related to shipping as cost of sales in the accompanying consolidated statements of operations.
For the quarter ended September 30, 2006, the Company classified costs associated with investment banking activities as ‘Other (Income/Expense)’ items due to the unique nature of these expenses. For the year ended December 31, 2006, the Company categorized these expenses as a part of Costs and Expenses. For the year ended December 31, 2006 investment banking expenses totaled $892,620.
Certain amounts for the fiscal year ended December 31, 2005 have been reclassified to conform to the presentation of the December 31, 2006 amounts. These reclassifications have no effect on reported net income.
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
Revenue Recognition
The Company recognizes retail operations revenue at the point of sale and wholesale operations revenue from the sale of merchandise when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable. On a quarterly basis, the Company accrues for potential future returns and charges actual returns against the accrued amount. For the years ended December 31, 2006, 2005 and 2004, the Company recognized returns of $3.40 million, $2.2 million and $0.60 million, respectively. For the years ended December 31, 2006, 2005 and 2004, we recorded an estimated $0.5 million, $0.5 million and $0.2 million, respectively, in reserves for future chargebacks and other deductions for non-factored receivables and $0.7 million of allowances for doubtful accounts on factored receivables.
Net Royalty Revenue
Royalty revenue is based upon a percentage, as defined in the underlying agreement, of the licensee’s actual net sales or minimum net sales, whichever is greater. The Company receives guaranteed minimum payments in consideration of the grant of license rights. These payments are recognized ratably as revenue over the term of the license agreement. The unrecognized portion of the guaranteed minimum payments is included in deferred revenues. During 2006 we successfully negotiated license agreements for certain significant product categories. During 2006 we received $0.25 million in cash for these licenses, of which we have recognized approximately $34,000 as revenue in 2006.
Gift Certificates and Store Credits
The Company defers all revenues related to gift certificates and store credits until they are redeemed for merchandise. For the year ended December 31, 2006, the Company had a total liability of $8,500 related to unredeemed gift certificates.

Advertising
We expense advertising costs, consisting primarily of placement in publications, along with design and printing costs of sales materials when incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 amounted to $0.4 million, $0.1 million and $0.07 million, respectively.
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
Concentration of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. We extend credit to customers located throughout North America, whose sales invoices have not been sold to our factor, based upon an evaluation of the customer’s financial condition and credit history. With the exception of our Japanese distributor, most of our customers located outside of the United States pay on a cash in advance basis. However, such credit risk is considered limited due to our large customer base. Our credit losses for the periods presented have not exceeded management’s estimates. For the years ended December 31, 2006, 2005 and 2004 our Japanese distributor accounted for approximately $15.0 million (11%), $29.5 million (29%) and $6.7 million (24%), respectively, of our net sales. Our Japanese distributor provides checks for all shipments. As of December 31, 2006, we were owed $2.5 million by our Japanese distributor. During the years ended December 31, 2006, 2005 and 2004 sales to department stores, including Neiman Marcus, Nordstrom, Saks Fifth Avenue, Bloomingdales and Barney’s New York accounted for approximately 35%, 35% and 11% respectively, of sales made in the United States. With the exception of our Japanese distributor, no single customer represents more than 10% of net sales for the three years presented.
Earnings Per Share
The Company uses Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net income by the weighted average number of common shares outstanding.

	2006	2005	2004
Weighted-average common shares	22,797,000	21,674,000	19,950,000
Dilutive common shares	779,500	1,505,500	821,000

Common stock equivalents	23,576,500	23,179,500	20,771,000

Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and were dilutive.
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
Inventory
Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out method. We continually evaluate our inventories by assessing slow moving current product as well as prior seasons’ inventory. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory of our company’s individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. At December 31, 2006, inventory consisted of finished goods and work in process.
Property and Equipment
Property and equipment are stated at cost. Depreciation of equipment is provided for by the straight-line method over the equipment’s estimated useful life. Expenditures for repairs and maintenance are charged to operations as incurred, while renewals and betterments are capitalized.

Building improvements	5 to 10	years
Machinery and equipment	5	years
Computer equipment	5	years
Furniture and fixtures	5	years
Trade show booths	5	years
Accounts Receivable
We extend credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer’s financial condition and credit history and generally require no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. We place an account for collection with an external collection agency after 90 days past due. The decision to place an account into collection takes into consideration the customer’s ability and willingness to pay. If the collection agency reports it does not have the ability to collect on the account after 90 days, the accounts is written off to bad debt. Based on historical losses, existing economic conditions and collection practices, the Company’s allowance for doubtful accounts has been estimated to be $0.5 million at December 31, 2006. The Company’s credit losses for the periods presented have not significantly exceeded management’s estimates.
Deferred Rent
When a lease includes lease incentives (such as a rent holiday or reimbursement of certain lessee construction costs) or requires fixed escalations of the minimum lease payments, rental expense is recognized on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred rent and lease incentives in the accompanying consolidated balance sheets.
Long-Lived Assets
In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company did not record charges related to any long-lived asset impairment for the fiscal years ended December 31, 2006 and 2005.
Stock-Based Compensation
SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Black-Scholes method is based on the following assumptions: average risk free interest rate of 5% for 2006; dividend yield of 0% for each of the years ended 2006, 2005 and 2004; average volatility factor of the expected market price of the Company’s common stock of between 93% and 143% for 2006, 2005 and 2004; and an expected life of the options of 10 years for all years (see Note 9).
Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided a company has not yet issued financial statements, including interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operation, or cash flows.
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
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.
FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of our income tax provision. Thus, our reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis.

FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements. We expect to adopt FIN 48 in the first quarter of 2007, and we are currently reviewing FIN 48 and evaluating its potential impact.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (“SAB 108”) which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. At December 31, 2006, the Company has adopted the provisions of SAB 108 and determined that no adjustment to the current period is necessary.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007 for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the requirements of SFAS No. 158 and have not yet determined the impact on the consolidated financial statements.
NOTE 3 — DUE FROM FACTOR, NET OF CHARGEBACKS AND OTHER DEDUCTIONS
The Company uses its factor, Merchant Factors Corp., for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.60% of the gross invoice amount of each account receivable. At December 31, 2006 items subject to recourse totaled approximately $128,500.
The Company can draw advances from the factor based on a pre-determined percentage of accounts receivable sold. The Company is contingently liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The Company has extended the duration of its factoring agreement until December 2, 2007. In addition, Guru Denim granted to Merchant Factors Corp. a security interest on all of its current and future receivables in order to secure payment to the factor of any amounts due from Guru Denim to them.

Due from factor, net of advances, as presented in the balance sheet at December 31, 2006 and 2005 is summarized below:

	2006	2005
Outstanding factored receivables	$9,647,770	$6,397,179
Matured Funds	—	20,666
Assignments in transit	619,114	989,953

	10,266,884	7,407,798

Funds advanced	—	(215,302)

Reserves for chargebacks and other deductions	(735,000)	(470,000)

Due from factor, net of chargebacks, other deductions and advances	$9,531,884	$6,722,496

NOTE 4 — INVENTORY
Inventory at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Finished Goods	$6,337,255	$7,630,869
Work-in-Progress	3,062,050	2,421,879

	$9,399,305	$10,052,748

NOTE 5 — MARKETABLE SECURITIES
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
During 2006, the Company adopted the Financial Accounting Standards Board Staff Position (FSP) on SFAS No. 115-1 and SFAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP was issued in November 2005 and replaced the impairment recognition and measurement guidance set forth in Emerging Issues Task Force (EITF) Issue 03-1 and superseded EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP also amended SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The FSP clarifies that an other-than-temporary impairment loss should be recognized when the investor has decided to sell an available for sale security that is other than temporarily impaired and the investor does not expect the security’s fair value to fully recover prior to the expected sale. Such impairment loss should be recognized as other-than-temporary in the period in which the decision to sell is made. The adoption of the FSP did not have a material effect on the financial position or results of operations of the Company.
Marketable securities activities for the years ended December 31, 2006 and 2005 are summarized below:

	2006	2005	2006	2005	2006	2005
			Gains in Accumulated		Losses in Accumulated
			Other Comprehensive		Other Comprehensive
	Estimated Fair Value		Income		Income

United States Government Securities	$0	$2,997,300	$0	$0	$0	$0

Municipal Bonds and Notes	0	2,973,186	0	0	0	0

Total debt securities	$0	$5,970,486	$0	$0	$0	$0

During the years ended December 31, 2006, 2005 and 2004, available-for-sale securities and notes were sold for total proceeds of $6.0 million, $0 and $0, respectively. The gross realized gains on these sales totaled $0.2 million, $0 and $0, respectively. There were no net unrealized holding gains on available-for-sale securities and notes for the years ended December 31, 2006, 2005 and 2004. The aggregate fair value of the securities for the year ended December 31, 2005 was $6.0 million. The Company did not hold securities at December 31, 2006 and 2004.
The Company held no available-for-sale debt securities at December 31, 2006 and 2004. At December 31, 2005, contractual maturities for available-for-sale debt securities are as follows:

Estimated Fair Value
Within one year	$2,997,300

After 1-5 years	0

After 5-10 years	2,973,186

$5,970,486

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
The basis for allocation of securities not due at a single maturity date which have been allocated over several maturity groupings is due date of the securities segregated into 5-year bandwidths.
NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2006 and 2005 is summarized below:

	2006	2005
Computers and other equipment	$490,525	$278,463
Furniture and Fixtures	197,306	64,293
Leasehold Improvements	1,834,137	422,659
Machinery & Equipment	332,598	185,566
Trade Show booths	549,886	250,228
Construction in progress	2,220,621	0

Total Property and Equipment	5,625,073	1,201,209

Less: Accumulated depreciation	(631,641)	(218,537)

	$4,993,432	$982,672

Construction in progress at December 31, 2006 represents the costs associated with the construction in progress of buildings and leasehold improvements to be used in the Company’s operations, primarily for new and remodeled stores in retail operations. During the years ended December 31, 2006 and 2005, there were no interest costs capitalized in construction in progress.
Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $413,105 and $182,618, respectively.
NOTE 7 — ACCOUNTS PAYABLE-MAJOR VENDORS
Purchases from two suppliers amounted to $58.7 million for the year ended December 31, 2006. Included in accounts payable and accrued expenses is approximately $3.7 million due to these suppliers. In addition, the Company paid approximately $7.2 million of sales commissions to one vendor, of which approximately $1.7 million is included in accounts payable and accrued expenses at December 31, 2006.
NOTE 8 — ACCRUED INCENTIVE COMPENSATION-OFFICERS
As part of their employment agreements, the Chief Executive Officer, President, Chief Financial Officer and Vice President – Kym Lubell earn incentive compensation.
Pursuant to the CEO’s Agreement, Mr. Lubell was eligible to earn an annual performance bonus in 2006 based on the Company’s earnings before interest and taxes (“EBIT”), which is calculated as net income plus interest expense plus tax expense. If EBIT was between $36.8 million and $46 million, Mr. Lubell would receive an amount interpolated between 2% and 4% of EBIT. If EBIT was more than $46 million, Mr. Lubell would receive an amount equal to 4% of EBIT. If EBIT was less than $36.8 million, no bonus would be paid. The maximum amount of bonus payable was $5 million.
Pursuant to the President’s Agreement, Mr. Buckley was eligible to earn an annual performance bonus in 2006 based on EBIT. If EBIT was between $36.8 million and $69 million, Mr. Buckley would receive an amount interpolated between 50% and 200% of his base salary. If EBIT was more than $69 million, Mr. Buckley would receive a maximum bonus of $800,000. If EBIT was less than $36.8 million, no bonus would be paid. Bonus for 2006 was prorated based upon length of service.
Pursuant to the CFO’s Agreement, Mr. Lesser was eligible to earn an annual performance bonus in 2006 based on EBIT. If EBIT was between $36.8 million and $69 million, Mr. Lesser would receive an amount interpolated between 22.5% and 135% of his base salary. If EBIT was more than $69 million, Mr. Lesser would receive a maximum bonus of $337,500. If EBIT was less than $36.8 million, no bonus would be paid.
Pursuant to the Vice President’s Agreement, Ms. Lubell was eligible to earn an annual performance bonus in 2006 based on EBIT. If EBIT was between $36.8 million and $69 million, Ms. Lubell would receive an amount interpolated between 27.5% and 165% of her base salary. If EBIT was more than $69 million, Ms. Lubell would receive a maximum bonus of $495,000. If EBIT was less than $36.8 million, no bonus would be paid.
For the year ended December 31, 2006 accrued incentive compensation totaled $1.2 million. For the year ended December 31, 2006 a total of $892,620 of expenses associated with investment banking activities was added to the final EBIT used to calculate officer bonuses. These expenses were deemed to be outside of the operational control of the Company by the Board of Directors. On February 20, 2007 the Company paid these bonuses.
The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

NOTE 9 — SHARE-BASED COMPENSATION
The Year Ended December 31, 2004
On January 15, 2004, the Company sold an aggregate of 900,000 units, at a price of $1.11 per unit for aggregate gross proceeds of $1,000,000, to two non-U.S. persons in offshore transactions relying on the exemptions from the registration requirements of the Securities Act of 1933 provided by Regulation S, promulgated thereunder. Each unit was comprised of one common share and one transferable share purchase warrant that entitles the holder to purchase one additional share at an exercise price of $1.11 per share on or before the earlier to occur of the date that is sixty (60) days following the date upon which our registration statement is declared effective by the SEC and January 15, 2006. The excess of the value of the modified warrants as compared to the original warrants was calculated according to paragraph 188 of FAS 123. The excess amount, which included the right to purchase 41,531 shares of the Company’s common, totaled $46,100, which has been recognized as a charge to operations.
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
On June 21, 2004, we issued 5,000 shares of our common stock to a consultant for services valued at $5,000. These shares were registered with a Re-offer Prospectus on Form S-8 filed on October 7, 2004. On December 22, 2004 we issued an additional 2,000 shares to the same consultant for services valued at $2,000 which had also been registered on the same Form S-8. Both of these issuances related to an agreement in July, 2003; wherein the average price over the period of the services yielded the fair market value of $1.00 per share. On December 28, 2004 we issued 12,857 shares at a fair market value of $0.70 per share to a consultant for services relating to an agreement for services on July 28, 2004 valued at $9,000. On December 30, 2004, we issued 6,580 shares to a contractor to the company in exchange for sales commissions of $26,320 due to the contractor on November 1, 2004. On November 1, 2004 the fair market value of our common stock was $4.00 per share.
On April 22, 2004 the Company granted 45,000 non-qualified stock options at an exercise price of $0.80 per share, the fair market value of the Company’s common stock, to two contractors to the company. The options were exercised and the Company received the exercise price of $36,000 and 45,000 shares were issued to the two contractors on October 28, 2004. The Company uses the Black-Scholes fair value method for valuing options granted to non-employees and recorded a non-cash stock option expense in the amount $24,900, which has been recognized as a charge to operations.
On December 10, 2004 and December 28, 2004 two employees exercised 1,000 and 2,000 employee stock options, respectively, granted under the 2004 Employee Stock Option Plan. The options were granted on July 22, 2004 at the fair market value of $0.77 and the Company received the exercise price of $2,310. On December, 21, 2004 a director of the Company exercised 15,000 non-qualified stock options granted on July 19, 2003 at a price of $0.48 for services as a director from July 1, 2003 through June 30, 2004. The Company received the exercise price of $7,200 and issued the 15,000 shares which had been registered by a Re-offer Prospectus on Form S-8 with the SEC on October 8, 2004.
On December 14, 2004, the Company issued 250,000 shares to two executives under the 2004 Equity Incentive Plan for future services. Under a Stock Incentive Award and Escrow Agreement, these shares were restricted and were held in escrow until June 14, 2005. If the executive left the employment of the Company prior to June 14, 2005, these shares would be forfeited and would be returned to the Company. The fair market value of the services was valued at $1,275,000. The Company’s common stock was valued at $5.10 per share on December 14, 2004, which was the closing stock price on that day. The value of the services was recognized over a six month period and has been amortized on a straight-line basis. Amortization for the year ending December 31, 2004 was $119,094.

The company received a tax benefit in the amount of $153,581 which has been credited to Paid in Capital arising from the exercise of 45,000 stock options on October 28, 2004 by two previous contractors to the Company (discussed above) and the issuance of 50,000 shares to one of the two executives on December 14, 2004. The exercise of 45,000 non-qualified stock options by the two contractors on October 28, 2004, when the price of the Company’s common stock was $3.10 per share, greater than the $0.80 exercise price, generated $103,500 of taxable income to the contractors and an equivalent tax deduction to the Company. One of the two executives receiving 50,000 shares on December 14, 2004 valued at $255,000 elected to include this amount in income in 2004 by filing an election under Section 83(b) of the Internal Revenue Code. Accordingly the company can take a tax deduction for a similar amount in 2004. The combination of these two tax deductions total $358,500 and generate a tax saving to the Company, at the Company’s combined tax rate of 42.84%, of $153,581.
The Year Ended December 31, 2005
On December 14, 2004, the Company issued 250,000 shares to two officers under the 2004 Equity Incentive Plan for future services. Under a Stock Incentive Award and Escrow Agreement, these shares were restricted and were held in escrow until June 14, 2005. The fair market value of the shares was valued at $1,275,000. The Company’s common stock was valued at $5.10 per share on December 14, 2004, which was the closing stock price on that day. The value of the services was recognized over a six month period and has been amortized on a straight-line basis. Amortization for the year ended December 31, 2005 was approximately $1,155,906 as $119,094 was recognized during the year ended December 31, 2004.
On May 17, 2005 the Company issued 14,285 shares at a fair market value of $0.70 per share to a consultant that performed public relations services for our company pursuant to an agreement dated July 27, 2004. The services performed by this consultant were valued at $10,000. These shares were issued under the 2004 Equity Incentive Plan.
On May 26, 2005, the Company granted 27,000 shares of common stock to four independent directors and a non-executive officer valued at $364,500. These shares were issued at the fair market value on the date issued of $13.50 per share. These shares were issued under the 2004 Equity Incentive Plan, which is in accordance with SFAS 123.
On July 21, 2005 the Company issued 1,175 shares to a consultant that performed services for the Company during June and July 2005. The services performed by this consultant were valued at the average trading value in June and July of approximately $16,000, which is in accordance with SFAS 123. These shares were issued under the 2004 Equity Incentive Plan.
On July 21, 2005 the Company issued 2,500 shares at a fair market value of $9.00 per share on the date of commitment to an employee as part of an offer of employment. The shares were valued as of February 8, 2005 under APB 25 as the number of shares and price per share were known at the time the employment agreement was signed. The shares became available 90 days after the commencement of employment on February 28, 2005, and the value of $22,500 has been recorded as a compensation expense during the year ended December 31, 2005. These shares were issued under the 2004 Equity Incentive Plan.
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
On November 22, 2005 the Company issued 100,000 shares to a contractor that performed services for the Company in exchange for an amount payable. These shares were issued at the fair market value on the date issued of $12.50 per share for a total value of $1,250,000. These shares were issued under the 2004 Equity Incentive Plan.
On June 16, 2005, the Company’s Board of Directors approved the True Religion Apparel, Inc. 2005 Stock Incentive Plan, or the 2005 Incentive Plan. The Company had two other stock-based incentive programs, the 2004 Option Plan and the 2004 Equity Incentive Plan which are referred to as the “prior plans.” The 2005 Incentive Plan amends and restates our prior plans and serves as the successor program to the prior plans. An additional 1,211,723 shares were reserved under the 2005 Incentive Plan. All option grants have a term of 10 years, with most requiring an additional two to three year service period in order to achieve full vesting of the grant. There were no options grants made during 2006 or 2005. At the present time, the Company issues restricted stock awards as incentive compensation to employees, officers and directors.
Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of APB No. 25 and related Interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, share-based compensation has been included in pro forma disclosures in the financial statement footnotes in prior periods.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using the modified prospective transition method. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.
If the Company had elected to recognize compensation expense to employees based upon the fair value at the grant date for awards under the 2005 Incentive Plan consistent with the methodology prescribed by SFAS No. 123, our net income and income per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004:

	December 31,	December 31,
	2005	2004
Net income, as reported	$19,508,027	$4,228,177

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0	0

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(714,400)	(337,400)

Pro forma net income attributable to common stockholders	$18,793,627	$3,890,777

	December 31,	December 31,
	2005	2004
Net income per share available to common stockholders – basic and diluted
As reported-basic	$0.90	0.21

As reported-diluted	$0.84	0.2

Pro forma-basic	$0.87	0.2

Pro forma-diluted	$0.81	0.19

As of December 31, 2006, 2,473,666 shares of our common stock were issued under the 2005 Incentive Plan and the prior plans, of which options to purchase 1,108,332 of these shares were outstanding. Since the inception of the prior plans 1,332,001 shares of common stock have been issued upon the exercise of options granted under the prior plans for approximately $1.1 million of cash consideration at an average exercise price per share of $0.86.
During the year ended December 31, 2006, the Company issued 233,664 shares of its common stock pursuant to the exercise of options to purchase common stock to officers and employees at an average exercise price of $0.86 for a total cash consideration of approximately $243,524.
The Company received a tax benefit of approximately $1.5 million arising from the exercise and sale by employees of 176,164 stock options during the year ended December 31, 2006. The effect of these employee exercises and sales creates taxable income for these employees and gives rise to a tax deduction for the Company and generates a tax saving to the Company, at the Company’s combined tax rate of approximately 40%. No income tax benefit is realized until the employee sells the shares related to the option exercise.
Changes in the status of options for the years ended December 31, 2006, 2005 and 2004 are summarized below:

		Weighted		Weighted		Weighted
		Average		Average		Average
	2006	Price	2005	Price	2004	Price
Outstanding at beginning of year	1,358,664	$1.46	2,473,666	$1.16	465,000	$0.48
Granted	0		0		2,060,000	$1.31
Cancelled or expired	(16,667)	$0.77	(16,667)	$0.77	(33,334)	$0.77
Exercised	(233,665)	$1.04	(1,098,335)	$0.79	(18,000)	$0.53

Outstanding at end of year	1,108,332	$1.56	1,358,664	$1.46	2,473,666	$1.16

Exercisable at the end of the year	1,108,332	$1.56	638,278	$1.72	848,000	$1.16

Price range of options ($)	0.48-7.65		0.48-7.65		0.48-7.65

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility. For 2006, 2005 and 2004, the Company has relied on observations of both historical volatility trends as well as implied future volatility observations. For stock option grants, the Company utilized expected volatility based on the expected life of the option. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, and the actual vesting schedule of the grant, and has also assessed the expected risk tolerance of different option recipients. For each of 2006, 2005 and 2004, there was no expected dividend yield; the expected life of options was 10 years; the risk-free interest rates were 5%; and the volatility was between 93-143%.

Restricted Stock Awards
Shares awarded under the 2005 Incentive Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee that is appointed by the Board of Directors and the period may not exceed 10 years.
During 2006, 2005 and 2004, 460,000 shares, 29,500 shares and 250,000 shares, respectively, were granted with restriction periods of 90 days to three years at market prices ranging from $16.24 to $21.31 in 2006, $9.00 to $13.50 in 2005 and $5.10 in 2004. The shares were recorded at the market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the respective vesting period. Compensation expense for the years ended December 31, 2006, 2005 and 2004 related to these shares of restricted stock was $3.3 million, $0.8 million and $0.1 million, respectively, and is included in general and administrative expenses. At December 31, 2006, the weighted-average grants date fair value and weighted-average contractual life for outstanding shares of restricted stock was $16.59 and 2.2 years, respectively. In all instances, those shares not vested are escrowed with the Company. In the event that the employee or officer is not employed with the Company at the vesting date, the unvested shares are forfeited.
The Company is using the fair value method to determine the valuation of the restricted share awards and is measuring the awards at the dates of grant. As stated above, the only condition attached to the shares is continued service with the Company. Under SFAS No. 123R the fair value of stock based compensation is recognized over the employee’s service period. In this case the service periods are January 4, 2006 through October 1, 2009. The Company uses the straight line method to record the expense associated with these grants, ensuring that at any point the vested portion is expensed.
Aggregate information regarding the Company’s restricted stock awards for the period of December 31, 2006 2005 and 2004 is summarized below:

		Weighted		Weighted		Weighted
		Average		Average		Average
	2006	Price	2005	Price	2004	Price
Outstanding at beginning of year	27,000	$13.50	250,000	$5.10	0	$0.00
Granted	460,000	$16.59	29,500	$14.07	250,000	$5.10
Cancelled or forfeited	0	$0.00	0	$0.00	0	$0.00
Released from restriction	(82,750)	$16.76	(252,500)	$5.14	0	$0.00

Outstanding at end of year	404,250	$16.59	27,000	$13.50	250,000	$5.10

Price range of shares	$16.24-$21.31		$9.00-$13.50		$5.10
NOTE 10 — COMMITMENTS AND CONTINGENCIES
At December 31, 2006, the Company’s headquarters were located at 1525 Rio Vista Avenue, Los Angeles, California 90023 and consisted of approximately 20,000 square feet of combined office and warehouse space. The Company also used approximately 8,900 square feet of combined office and warehouse space located at 1557 Rio Vista Avenue, Los Angeles, California The Company no longer uses either of these facilities. Both leases expire on July 31, 2007.
The Company’s current headquarters are located at 2263 E. Vernon Avenue, Vernon, California and consist of approximately 119,000 square feet of combined office and warehouse space at a monthly rent of $60,790. The lease commenced May 4, 2006 and expires June 30, 2011. The Company conducts virtually all of its executive, administrative, design, warehouse and shipping functions from this facility.
As of December 31, 2006, the Company had entered into a total of 11 lease agreements for an aggregate of approximately 19,000 square feet of retail space in the following locations: Los Angeles, California; New York, New York; Manhattan Beach, California; Miami, Florida; Chicago, Illinois; Atlanta, Georgia; Township of Millburn, New Jersey; Oyster Bay, New York; Houston, Texas; Woodbury, New York; and Cabazon, California. The leases for the retail stores in the following locations will commence in 2007: Chicago, Illinois; Atlanta, Georgia; Township of Millburn, New Jersey; Houston, Texas; and Woodbury, New York. The lease for the retail store in Oyster Bay, New York is expected to commence in 2008.
The table below sets forth the Company’s lease obligations through 2018:

Year ending December 31,
2007	$2,835,523

2008	2,907,391

2009	3,038,441

2010	3,115,229

2011	2,721,190

2012 and thereafter	11,696,835

TOTAL	$26,314,609
NOTE 11 — CONCENTRATIONS OF CERTAIN RISKS
The Company performs ongoing credit evaluations of its customer’s financial condition, including those whose invoices are not submitted to the Company’s factor, and the Company limits the amount of credit extended when deemed necessary, but generally does not require collateral. At December 31, 2006 the Company’s distributor for Japan, Jameric Inc., accounted for approximately 51% of the Company’s non-factored accounts receivable and 11% of the Company’s net sales. Jameric Inc. provides the Company with checks at the time of shipment of goods which are post dated (see Note 1). As of December 31, 2006, the Company held checks which totaled $2.5 million.
For the year ended December 31, 2006, a commission-based showroom, L’Atelier, with showrooms in Los Angeles, Dallas and New York accounted for 68% of our net sales. On February 1, 2007, the Company entered into a new independent contractor agreement with L’Atelier for a period of five years.
NOTE 12 — LEGAL PROCEEDINGS
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
The Indigo Group USA, Inc.
On April 28, 2005, Guru Denim, Inc. terminated its Manufacturer’s Agreement (“the Agreement”) dated September 15, 2004 with The Indigo Group USA, Inc. (“Indigo”) based upon Indigo’s failure to cure multiple defaults under the Agreement. Indigo believed that it was not in breach of the Agreement. On April 29, 2005 Guru Denim received a letter from Indigo requesting the dispute be submitted to arbitration. Indigo contended that it lost $1.6 million in profits on 156,000 pairs of jeans not manufactured under the Agreement. Guru Denim believes that Indigo failed to perform under the Agreement. Evidentiary proceedings in the matter took place in March 2006. On August 29, 2006, the arbitrator issued the Final Arbitration Award against Guru Denim in the amount of $2,049,554, consisting of $1,541,434 in damages and $508,120 of interest, fees and costs. $1,950,000 of the final arbitration award was accrued as of the six months ended June 30, 2006. The award was paid and the amount in excess of the accrual was expensed as legal settlement on September 14, 2006.
From time to time, the Company is involved in various legal proceedings, which are incidental to the ordinary course of our business. The Company does not believe that these routine matters are material to our business or financial condition.
NOTE 13 — INCOME TAXES
Income tax expense (benefit) is summarized as follows (in thousands):

	2006	2005	2004
Current tax expense:
Federal	$12,434	$11,128	$2,010
State and local	3,257	3,048	636

Total current expense	15,691	14,176	2,646

Deferred tax (benefit):
Federal	(1,245)	(1,489)	(142)
State and local	(126)	(218)	(5)

Total deferred (benefit)	(1,371)	(1,707)	(147)
Total income tax expense	$14,320	$12,469	$2,499

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year ended December 31,
	2006	2005	2004
Tax provision at statutory federal rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	5.80%	5.80%	8.70%
Exclusion for export sales	-1.00%	-2.00%	-6.60%
Domestic production deduction	-0.87%	-0.70%	0.00%
California tax credit	-1.59%	0.00%	0.00%
Other	-0.39%	0.90%	0.00%

Effective tax rate	36.95%	39.00%	37.10%

Total income tax expense (benefit) was allocated as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Operations	$15,820	$16,544	$2,499
Stockholders’ equity	(1,500)	(4,075)	0

Total income taxes	$14,320	$12,469	$2,499

Total pretax income was comprised of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Wholesale operations	$37,990	$31,964	$6,727
Retail operations	765	0	0

Total pretax income	$38,755	$31,964	$6,727

The tax effects of temporary differences that give rise to significant portions of deferred tax asset at December 31, 2006 and 2005 are presented below (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Fixed assets basis difference	$39	($19)
Deferred compensation	838	0
Bad debt reserve	217	255
Deferred lease incentives	216	0
Uniform capitalization	294	52
CA State income tax	1,096	787
SFAS 123R compensation exp	223	0
Legal settlement	0	914

Total deferred assets	$2,923	$1,989

Included above at December 31, 2006 and 2005 are $2.9 million and $2.0 million for current net deferred tax assets, respectively. Based on the historical earnings of the Company and projections of future taxable income, management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.
NOTE 14 — SEGMENT INFORMATION
The Company’s business units have been separated into two reportable segments, wholesale and retail operations, in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”. The Company

operates both its wholesale and retail business through its wholly owned subsidiary company, Guru Denim Inc., and oversees the operations of each business unit.
The accounting policies of each segment are the same as those described in the summary of significant accounting policies (Note 2). The wholesale division sells denim jeans and other apparel products bearing the True Religion Brand Jeans brand name at its normal list wholesale price and eliminates the intersegment sales. The retail division sells similar products at the Company’s wholly owned retail stores. There was only one business segment for the year ended December 31, 2004. The Company evaluates the performance of each operating segment based on net income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.
During 2006, the Company began to account for wholesale and retail as separate segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the year ended December 31, 2006:

2006	Wholesale	Retail**	Eliminations*	Consolidated
Net Sales	$134,799,348	$4,978,644	($731,611)	$139,046,380
Gross Profit	$71,165,053	$2,315,074	$138,976	$73,619,103
Net Income from Operations	$40,279,356	$670,699	$0	$40,950,055
Total Assets	$78,395,775	$1,771,570	$0	$80,167,345

*	Represents inter-company sales from wholesale to a retail store

**	During the year ended December 31, 2006, the sales of goods to retail was changed from standard wholesale pricing to cost.
NOTE 15 — QUARTERLY INFORMATION (UNAUDITED)
          The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	First	Second	Third	Fourth
Year ended December 31, 2006	Quarter	Quarter	Quarter	Quarter
Net revenue	$35,609	$30,734	$42,909	$29,559
Gross profit	$18,776	$16,352	$22,383	$16,153
Net income	$6,471	$4,874	$8,197	$4,893
Earnings per share:
Basic	$0.29	$0.22	$0.36	$0.20
Diluted	$0.28	$0.21	$0.35	$0.20

	First	Second	Third	Fourth
Year ended December 31, 2005	Quarter	Quarter	Quarter	Quarter
Net revenue	$20,108	$22,003	$34,990	$25,471
Gross profit	$10,224	$10,932	$18,432	$13,020
Net earnings	$3,832	$4,263	$7,726	$3,687
Earnings per share:
Basic	$0.18	$0.20	$0.35	$0.17
Diluted	$0.17	$0.18	$0.33	$0.16

NOTE 16 — SUBSEQUENT EVENTS
On January 2, 2007, the Company issued 365,000 restricted shares of common stock to its officers, directors, employees and legal counsel as long-term incentive compensation. The Company retired 43,218 shares from this issuance to pay employee withholding taxes. The total of net shares issued were 321,782. The grant of shares to each recipient is structured such that 33% vested on January 2, 2007, 33% vests on January 4, 2007 and 34% vests on January 4, 2008. The fair market value of each share was $15.29 on January 3, 2007 and the Company has valued the grant in the amount of $5,580,850. The shares not vested are escrowed with the Company. In the event that the employee or officer is not employed with the Company at the vesting date, the unvested shares are forfeited. In the event of a sale of the Company or change of control, all of the unvested shares become vested.
On January 4, 2007, the Company issued 105,000 shares of its common stock pursuant to the exercise of options at an average exercise price of $0.67 for total cash consideration of approximately $69,975.
On February 1, 2007, the Company entered into a new independent contractor agreement with L’Atelier. L’Atelier has acted as the Company’s principal sales agent since 2003. L’Atelier has been engaged as coordinator of United States wholesale full price sales, on an exclusive basis. L’Atelier is entitled to a commission based on net sales sold directly to department stores and to specialty stores.
On February 3, 2007, the Company relocated its headquarters from 1525 Rio Vista Avenue, Los Angeles, California to 2263 E. Vernon Avenue, Vernon, California. The warehouse, shipping and receiving, customer service and distribution departments of the Company had previously moved to this facility in August 2006.
On February 26, 2007, the Company entered into a lease for retail space located at Corte Madera Village in Corte Madera, California. The Company will use the leased premises as a retail store for the sale of True Religion merchandise.
On February 27, 2007, the Company entered into a new distribution agreement to distribute market and sell its products in Germany, Switzerland, Austria, Holland, Belgium and Luxembourg.
On February 28, 2007, the Company entered into a lease for retail space located at The Americana at Brand in Glendale, California. The Company will use the leased premises as a retail store for the sale of True Religion merchandise.
On March 7, 2007, the Company entered into a lease for retail space located at Westfield Valley Fair in Santa Clara, California. The Company will use the leased premises as a retail store for the sale of True Religion merchandise.
On March 7, 2007, the Company entered into a lease for retail space located at Northpark Center in Dallas, Texas. The Company will use the leased premises as a retail store for the sale of True Religion merchandise.
Effective March 14, 2007, Kymberly Gold-Lubell no longer serves as the Vice President, Women’s Design or a member of the Board of Directors of the Company. Ms. Gold-Lubell serves as a consultant to the Company pursuant to a Waiver and Release Agreement.
Effective March 26, 2007, Charles Lesser no longer serves as the Chief Financial Officer of the Company. Mr. Lesser will serve as a consultant to the Company pursuant to a Release and Consulting Agreement.
Effective March 26, 2007, the Company has appointed Peter Collins as Chief Financial Officer, succeeding Charles Lesser. Concurrent with the appointment of Mr. Collins, the Company granted Mr. Collins 50,000 shares of common stock as long-term incentive compensation. The grant of shares is structured such that 33% vests on March 8, 2008, 33% vests on March 8, 2009 and 34% vests on March 8, 2010. The fair market value of each share was $18.26 on March 8, 2007 and the Company has valued the grant in the amount of $913,000. The shares not vested will be escrowed with the Company. In the event that Mr. Collins is not employed with the Company at the vesting date, the unvested shares are forfeited. In the event of a sale of the Company or change of control, all of the unvested shares become vested.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated August 18, 2005, by and between the Registrant and True Religion Apparel, Inc., a Nevada corporation and the Registrant’s predecessor in interest (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

3.1	Certificate of Incorporation (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

3.2	Bylaws (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

10.1	Settlement Agreement and Mutual General Release with The Indigo Group USA and Jeremy Lew (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004).

10.2	Manufacturer’s Agreement with The Indigo Group, USA (incorporated by reference from our Form 10-QSB Quarterly Report, filed on November 12, 2004).

10.3	Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim, Inc. (incorporated by reference from our Form 10-KSB/A filed on April 6, 2005).

10.4	True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed on July 22, 2005).*

10.5	Letter dated July 1, 2005 amending the terms of the Discount Factoring Agreement between Merchant Factors Corp. and Guru Denim, Inc. (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005).

10.6	Standard Single-Tenant Sublease dated July 1, 2005 between L.A. Fabric Imports, Inc. and Guru Denim, Inc. for 1557 Rio Vista Ave. Los Angeles, California (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005).

10.7	Form of Indemnification Agreement between True Religion Apparel, Inc. and its officers and directors (incorporated by reference from our Form 10-Q Quarterly Report, filed November 14, 2005).

10.8	Employment Agreement by and between the Company and Jeffrey Lubell dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed on January 10, 2006).*

10.9	Employment Agreement by and between the Company and Charles Lesser dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed on January 10, 2006).*

10.10	Employment Agreement by and between the Company and Kymberly Lubell dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed on January 10, 2006).*

10.11	Lease Agreement by and among True Religion Apparel, Inc., Guru Denim, Inc. and Rio Vista Industrial Investments, LLC dated May 28, 2004 (incorporated by reference from our 10-KSB Annual Report, filed on March 31, 2006).

10.12	Settlement Agreement and General Release by and between True Religion Apparel, Inc. and Joseph Canouse dated March 21, 2006 (incorporated by reference from our 10-KSB Annual Report, filed on March 31, 2006).

Exhibit
Number	Description

10.13	Employment Agreement dated April 12, 2006, by and between the Company and Michael Buckley, effective as of April 24, 2006 (incorporated by reference from our Form 8-K Current Report, filed April 14, 2006).*

10.14	Standard Industrial/Commercial Single-Tenant Lease – Gross dated May 17, 2006, among ADJ Enterprises, Ltd., Guru Denim, Inc. and the Company (incorporated by reference from our Form 8-K Current Report, filed April 14, 2006).

10.15	Amendment to Employment Agreement dated May 31, 2006, by and between Jeffrey Lubell and the Company (incorporated by reference from our Form 8-K Current Report, filed June 5, 2006).*

10.16	Amendment to Employment Agreement dated May 31, 2006, by and between Kymberly Lubell and the Company (incorporated by reference from our Form 8-K Current Report, filed June 5, 2006).*

10.17	Amendment to Employment Agreement dated May 31, 2006, by and between Charles Lesser and the Company (incorporated by reference from our Form 8-K Current Report, filed June 5, 2006).*

10.18	Waiver and Release Agreement dated May 30, 2006, by and among Mark Saltzman, the Company and Guru Denim, Inc. (incorporated by reference from our Form 8-K Current Report, filed June 5, 2006).*

10.19	Letter dated June 8, 2006, amending the terms of the Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim, Inc. (incorporated by reference from our 10-Q/A filed on August 15, 2006).

10.20	Amendment No. 1 to Employment Agreement by and between the Company and Charles Lesser dated January 3, 2007 (incorporated by reference from our Form 8-K Current Report filed on January 3, 2007).*

10.21	Independent Contractor Agreement dated as of February 1, 2007, by and between Guru Denim, Inc. and L’Atelier (incorporated by reference from our Form 8-K Current Report filed on January 25, 2007).

10.22	Employment Letter, dated March 7, 2007, by and between the Company and Peter Collins (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).*

10.23	Release and Consulting Agreement, dated March 7, 2007, by and among Charles Lesser, the Company and Guru Denim, Inc. (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).*

10.24	Amendment to the True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).*

21.1	Subsidiaries of the Registrant

23.1	Consent of Stonefield Josephson, Inc.

31(i).1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31(i).2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.

By:	/s/ Jeffrey Lubell

Jeffrey Lubell, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2007
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Lubell Jeffrey Lubell	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	March 25, 2007

/s/ Charles A. Lesser Charles A. Lesser	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2007

/s/ Joseph H. Coulombe Joseph H. Coulombe	Director	March 25, 2007

/s/ G. Louis Graziadio, III G. Louis Graziadio, III	Director	March 25, 2007

/s/ Robert L. Harris, II Robert L. Harris, II	Director	March 25, 2007

/s/ Mark S. Maron Mark S. Maron	Director	March 25, 2007