Form 10-Q
period 2007-03-31
TRUE RELIGION APPAREL INC
filed 2007-05-10
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to _______________
Commission File Number: 000-51483
TRUE RELIGION APPAREL, INC.
(Exact name of registrant specified in its charter)

DELAWARE	98-0352633

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2263 East Vernon Avenue, Vernon, CA 90058

(Address of Principal Executive Offices) }
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
As of May 9, 2007 there were 23,443,895 shares of common stock outstanding.

TRUE RELIGION APPAREL, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$33,603,106	$44,877,637

Marketable securities, available for sale	14,971,359	—
Accounts receivable, net of allowances of $475,611 and $495,672, respectively.	5,769,992	6,331,736
Due from factor, net of allowances (Note 4)	12,715,636	9,531,884

Inventory (Note 5)	8,757,101	9,399,305
Deferred tax asset	2,923,000	2,923,000

Prepaid and other receivables	1,130,932	1,391,300

Total Current Assets	79,871,126	74,454,862
Property and equipment, net (Note 6)	8,435,555	4,993,432
Other assets	880,596	719,051

TOTAL ASSETS	$89,187,277	$80,167,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$10,113,029	$9,170,611
Accrued payroll, vacation and bonus expense	498,766	431,665
Other accrued expenses	684,381	764,039
Accrued incentive compensation	189,882	1,200,359
Income taxes payable	2,020,164	625,767

Total Current Liabilities	13,506,222	12,192,441

Deferred property incentives	669,154	491,863

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, 0 issued and outstanding, respectively	—	—
Common Stock, $.0001 par value, 80,000,000 shares authorized, 23,443,895 and 23,001,529 issued and outstanding, respectively	23,454	23,011
Additional paid in capital	22,668,882	19,323,150
Retained earnings	52,280,671	48,136,880

Accumulated other comprehensive income	38,894	—

Total Stockholders’ Equity	75,011,901	67,483,041

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,187,277	$80,167,345

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2007	2006
Net sales	$36,148,617	$35,608,805
Cost of sales	(15,797,918)	(16,832,535)

Gross profit	20,350,699	18,776,270

Selling, general and administrative expenses:
Selling and shipping	4,104,077	3,873,880

Retail	1,455,314	113,375
General and administrative	8,105,423	4,220,683

	13,664,814	8,207,938

Operating income	6,685,885	10,568,332

Other (income) expense:

Other expense, net	98,143	—
Interest income (net of $10,843 and $12,897 interest expense, respectively)	(440,943)	(74,849)

	(342,800)	(74,849)

Income before provision for income taxes	7,028,685	10,643,181
Provision for income taxes	(2,846,000)	(4,172,000)

Net Income	$4,182,685	$6,471,181

Earnings per basic share	$0.18	$0.29

Earnings per diluted share	$0.18	$0.28

Weighted average shares outstanding- basic	23,374,000	22,453,000

Weighted average shares outstanding- diluted	23,584,000	23,432,000

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2007	2006
Operating Activities:
Net income	$4,182,685	$6,471,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	387,826	78,378
Provision for bad debt	(73,628)	93,019
Non-cash stock-based compensation expense	2,617,146	1,537,000
Deferred taxes	—	671,000
(Realized) unrealized gain on securities	38,984	(7,538)
Changes in operating assets and liabilities:
Accounts Receivable	635,373	1,019,773
Due from Factor	(3,183,752)	(5,399,086)
Inventory	642,204	(1,237,486)
Other receivable	260,368	608,696
Other assets	456,180	61,162
Accounts payable and accrued expenses	942,418	(49,665)
Accrued payroll, vacation and bonus expenses	67,101	486,641
Other accrued expenses	(79,657)	(395,009)
Accrued incentive compensation payable	(1,010,477)	—
Income taxes payable	1,394,397	1,982,090
Deferred property incentives	177,291	—

Net cash provided by operating activities	7,454,459	5,920,156

Investing Activities:
Purchase of property and equipment	(3,827,605)	(193,258)
Purchase of marketable securities	(14,971,360)	(6,056,147)

Net cash (used in) investing activities	(18,798,965)	(6,249,405)

Financing Activities:
Proceeds from exercise of stock options	69,975	82,272

Net cash provided by financing activities	69,975	82,272

Net decrease in cash and cash equivalents	(11,274,531)	(246,977)
Cash and cash equivalents, beginning of period	44,877,637	9,436,632

Cash and cash equivalents, end of period	$33,603,106	$9,189,655

Supplemental disclosure of cash flow information:
Interest Paid	$10,843	$12,897
Taxes Paid	$850,000	$1,518,910
The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2007 (unaudited)
NOTE 1 — Description of Our Company
True Religion Apparel, Inc. (the “Company”) designs, manufactures, markets, distributes and retails high-fashion denim jeans and other apparel which are sold throughout the world. During the three months ended March 31, 2007, U.S. sales constituted approximately 81% and international sales constituted approximately 19% of the Company’s overall sales.
The Company’s products are sold through three primary distribution channels: U.S. Wholesale, International Wholesale and Consumer Direct, which includes the Company’s retail stores and website. The Company’s core customer is a fashion-conscious consumer primarily between the ages of 15 and 45.
The Company was incorporated in Nevada in 2001. In order to reincorporate in Delaware in 2005, the Company merged with and into True Religion Apparel (Delaware), Inc., which was the Company’s wholly-owned subsidiary formed pursuant to the Delaware General Corporation Law.
The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. U.S. retail operations are generally stronger in the third and fourth quarters, and U.S. wholesale operations generally experience stronger performance in the third quarter. Spring/Summer season merchandise shipments are highest in the first quarter of the year, and Fall/Winter season merchandise shipments are highest in the third quarter. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The same accounting policies are followed for preparing quarterly and annual financial information. All adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.
Accounting Policies
The preparation of the Company’s financial statements requires that management makes estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates.
Uncertain Tax Positions
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires that the tax effects of a position be recognized only if it is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The provisions of FIN 48 were effective for us as of January 1, 2007. The adoption of FIN 48 did not have an impact on our consolidated financial statements.

Comprehensive Income
Comprehensive income consists of net earnings and unrealized gain (loss) on investments available for sale. A reconciliation of comprehensive income for the three-month periods ended March 31, 2007 and 2006 is as follows:

	2007	2006
Net income	$4,182,685	$6,471,181
Unrealized gain (loss) on investments, net of tax	38,894	—

Comprehensive income	$4,221,579	$6,471,181

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on its consolidated financial statements.
In February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal year 2008. The Company is presently evaluating the impact of the adoption of SFAS 159 on its results of operations and financial position.
NOTE 3 — Marketable Securities
As part of the Company’s cash management program, from time to time the Company maintains a portfolio of marketable investment securities. The securities have an investment grade and a term to earliest maturity of generally less than one year and include tax exempt securities and money market deposit accounts. These securities are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income included in shareholders’ equity. Unrealized gains on held investments were approximately $39,000 for the three months ended March 31, 2007.
NOTE 4 — Due From Factor, Net of Chargebacks and Other Deductions
The Company uses a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases substantially all domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.60% of the gross invoice amount. The Company can draw cash advances from the factor based on a pre-determined percentage of eligible outstanding accounts receivable. The factor holds as security substantially all assets of the Company and charges interest at a rate of prime plus 0.5% on the outstanding advances. The Company is liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expires on December 2, 2007.
At March 31, 2007, items subject to recourse totaled approximately $302,000. For the three months ended March 31, 2007 and 2006, the Company paid a total of approximately $11,000 and $13,000, respectively, of interest to the factor.
Due from factor, net of chargebacks and other deductions as presented in the balance sheet at March 31, 2007 and December 31, 2006 is summarized below:

	March 31,	December 31,
	2007	2006
Outstanding factored receivables	$10,792,881	$9,647,770
Assignments in transit	2,782,755	619,114

	13,575,636	10,266,884
Reserves for chargeback and other deductibles	(860,000)	(735,000)

Due from factor	$12,715,636	$9,531,884

NOTE 5 — Inventory
Inventory consisted of the following:

	March 31,	December 31,
	2007	2006
Finished Goods	$6,399,820	$6,337,255
Work-in-Progress	2,357,281	3,062,050

	$8,757,101	$9,399,305

NOTE 6 — Property and Equipment
A summary is as follows:

	March 31,	December 31,
	2007	2006
Computers and other equipment	$694,414	$490,525
Furniture and fixtures	576,743	197,306
Leasehold improvements	6,640,965	1,834,137
Construction-in-progress	87,085	2,220,621
Machinery and equipment	680,995	332,598
Trade show booths	682,047	549,886

Less: Accumulated depreciation	926,694	631,641

Property and equipment, net	$8,435,555	$4,993,432

NOTE 7 — Common Stock
Share-Based Compensation
The Company has a single share-based compensation plan covering its employees. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Among other items, SFAS 123R eliminates the use of Accounting Principles Board Opinion No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.
Stock Grants
The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. This expense is recorded in general and administrative expense. The following table summarizes the Company’s stock-based compensation expense:

	March 31,	March 31,
	2007	2006
Restricted stock grants	$4,132,786	$1,321,500
Stock options	—	215,500

Total stock-based compensation expense before income tax benefit	$4,132,786	$1,537,000

In January 2007, the Company granted 355,000 shares of restricted stock to employees, officers and directors. These restricted shares vest as follows: one-third on the date of grant, one-third in January 2008 and one-third in January 2009. The fair value of these restricted shares, based on the price of the Company’s common stock on January 3, 2007, was approximately $5.4 million. The Company recognized approximately $2.2 million in its earnings in the first quarter of 2007. Approximately 25 percent of the fair value will be recorded over the remainder of 2007 and approximately 33 percent will be recorded in 2008.
In January 2007, the Company issued 10,000 shares of restricted stock to a professional services firm. These restricted shares vest in the same manner as described above for the grant to employees, officers and directors. The fair value of these restricted shares, based on the price of its common stock on January 3, 2007, was approximately $153,000. The Company recognized approximately $63,000 in its results in the first quarter of 2007.
In March 2007, the Company issued 70,000 shares of restricted stock to newly hired employees. These restricted shares vest in annual one-third increments over the next three years. The fair value of these restricted shares, based on the price of its common stock on their grant date, was approximately $1.3 million. The Company recognized approximately $12,000 in its results in the first quarter of 2007.
The Company currently estimates that share-based compensation expense related to stock-based compensation will be approximately $7.6 million for the full year 2007, before income tax benefits.
In all instances, those shares not vested are escrowed with the Company. In the event that the employee or officer is not employed with the Company at the vesting date, the unvested shares are forfeited.
Aggregate information regarding the Company’s restricted stock awards for the period of December 31, 2006 through March 31, 2007 is summarized below:

			Wtd.
		Wtd.	Average
		Average	Contractual	Intrinsic
	Shares	Issue Price	Term	Value
Issued and Outstanding December 31, 2006	487,000	$16.59
Granted	435,000	$15.77
Forfeited	(97,634)	—

Issued and Outstanding March 31, 2007	824,366	$16.61

Total unvested at March 31, 2007	687,250	$16.52	2.0	$11,351,766
Total vested at March 31, 2007	137,116	$16.86	2.0	$3,958,664
Stock Options
Most stock option grants have a term of 10 years. All outstanding stock options have vested. The fair value of each option grant was estimated as of the date of grant using a modified Black-Scholes option pricing model. On January 4, 2007, a former officer exercised an option to purchase 105,000 shares at an average exercise price of $0.67 per share.

Aggregated information regarding the Company’s stock option plans is summarized below:

		Wtd.	Wtd.
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding December 31, 2006	1,108,332	$1.56
Exercised	(105,000)	$0.67

Outstanding March 31, 2007	1,003,332	$1.66

Total Exercisable at March 31, 2007	1,003,332	$1.66	6.80	$14,628,581
NOTE 8 — Commitments and Contingencies
Leases
The Company leases its headquarters and retail store locations under operating lease agreements expiring on various dates through December 2018. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being recorded and amortized over the initial lease term on a straight-line basis.
Eleven of the fifteen retail leases also require payment of a percent of sales ranging from 3.75% to 7%. The Company has the option to renew two leases under various terms, ranging from five to six years, at various rates as specified within each lease agreement. The Company has no capitalized lease obligations. As of March 31, 2007, the Company had entered into a total of seventeen lease agreements for an aggregate of approximately 154,000 square feet of space.
Incentive Bonuses
As part of their employment agreements, the Company’s Chief Executive Officer, President and Chief Financial Officer are eligible to earn incentive compensation. For the three months ended March 31, 2007, accrued incentive compensation totaled approximately $190,000. Bonuses are paid annually after the end of the Company’s fiscal year.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings, which are incidental to the ordinary course of our business. As of March 31, 2007, the Company had no pending litigation against it.
NOTE 9 — Segment Information
Business Segments
The business segments of the Company are wholesale (domestic and international) and consumer direct and corporate. The consumer direct segment includes the Company’s retail and Internet operations. The corporate segment generally includes licensing revenue and, among other things, the following costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal. Merchandise transfers from the U.S. wholesale segment to the consumer direct segment have been eliminated from the amounts shown below.
The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates the performance of each operating segment based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2007 and 2006:

	2007	2006
Net sales:
Wholesale — U.S.	$25,100,869	$25,612,920
Wholesale — international	6,925,667	9,321,546
Consumer Direct	4,056,854	674,339
Corporate	65,227	—

	$36,148,617	$35,608,805

Gross profit:
Wholesale — U.S.	$13,525,476	$13,873,572
Wholesale — international	3,695,378	4,440,127
Consumer Direct	3,064,618	462,571
Corporate	65,227	—

	$20,350,699	$18,776,270

Earnings from operations before tax:
Wholesale — U.S.	$8,247,864	$9,300,227
Wholesale — international	3,579,967	4,340,413
Consumer Direct	1,618,252	349,175
Corporate	(6,760,198)	(3,421,483)

	$6,685,885	$10,568,332

Total assets:
Wholesale — U.S.	$59,923,513	$43,388,151
Wholesale — international	—	—
Consumer Direct	12,158,040	859,301
Corporate	17,105,724	9,877,750

	$89,187,277	$54,125,202

Capital expenditures:
Wholesale — U.S.	$2,326,338	$1,827,203
Wholesale — international	—	—
Consumer Direct	3,249,245	376,039
Corporate	—	—

	$5,575,583	$2,203,242

Notes
– Corporate net sales include licensing revenue.
– All intercompany transfers have been eliminated from these amounts.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY’S ANNUAL REPORT ON FORM 10-K FILED ON MARCH 27, 2007.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the Company’s financial condition, operating results, business prospects or any other information or aspect of the Company, you are advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to:
•	the Company’s ability to manage its growth effectively;
•	the Company’s ability to predict fashion trends;
•	consumer apparel buying patterns;
•	the Company’s ability to continue and control its retail expansion plans;
•	adverse economic conditions;
•	lower sales and revenues than forecast;
•	the Company’s ability to continue to maintain its brand image and reputation;
•	litigation and administrative proceedings involving the Company;
•	the Company’s ability to maintain effective internal controls;
•	inability to carry out the Company’s marketing and sales plans; and
•	other specific risks that may be referred to in this Quarterly Report or in other reports that the Company has issued.
In addition, the Company’s business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the Company will achieve its objectives or plans.
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company’s consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.
Overview
Through our wholly-owned subsidiary, Guru Denim, Inc., we design, develop, manufacture, market, distribute and sell high fashion jeans and other apparel. We currently manufacture, market, distribute and sell apparel under the brand name “True Religion Brand Jeans” including jeans, skirts, denim jackets and tops in the United States, Canada, Europe, Latin America and Asia. Key results for our first quarter 2007 as compared to the same period last year include:

	March 31,	March 31,
	2007	2006
Net sales	$36,148,617	$35,608,805
Gross profit	$20,350,699	$18,776,270
Net income	$4,182,685	$6,471,181
Net Income as a percentage of sales	12%	18%
Diluted earnings per share	$0.18	$0.28

Net sales increased due to the roll-out of our retail stores. In 2007, we had seven stores open at the end of the first quarter, while in 2006 we had one store. Gross profit increased due to the growth in our consumer direct segment’s sales. This segment generates a higher gross margin than our wholesale segments. Net income decreased by approximately $2.2 million for the three months ended March 31, 2007 compared to the same period last year, primarily attributed to increases in stock based compensation expense and separation costs associated with the leadership changes in our women’s design and finance teams.
Net Sales

	Three months ended March 31,
	2007	2006	% Change
U.S. wholesale segment	$25,100,869	$25,612,920	(2.0%)
International wholesale segment	6,925,667	9,321,546	(25.7%)
Consumer direct segment	4,056,854	674,339	501.5%
Corporate	65,227	—	—

Total net sales	$36,148,617	$35,608,805	1.5%

U.S. wholesale sales decreased slightly during the three months ended March 31, 2007. During the three months ended March 31, 2006, our sales benefited from growth in the number of customer “doors” that carried our merchandise, so our wholesale customers purchased goods to build up their on-hand stock and to replenish their retail sell-through. During the three months ended March 31, 2007, the initial build-up was not repeated, but we did benefit from an increase in the retail sell-through rate at our customers’ stores. International wholesale sales decreased in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to a slow down in sales to Japan and in the United Kingdom. Despite the reduction in sales to Japan during the three months ended March 31, we continue to hold a strong position in the Japanese market and we are working more closely with our distributor to provide merchandise that meets the market’s preferences. In the case of the United Kingdom, we ended the distribution agreement with the prior distributor and entered into an agreement with a new distributor, whom we anticipate beginning shipping to during the second quarter of 2007.
Consumer direct net sales increased by $3.4 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to the increase in our store count. We had one store at the beginning of 2006 and four stores at the end of 2006, and an additional three stores opened during the three months ended March 31, 2007. In our retail stores, net sales were $335 per square foot for the three months ended March 31, 2007.
Gross Profit and Gross Margin

	Three months ended March 31,
	2007	2006
Gross profit	$20,350,699	$18,776,270
Gross margin	56.3%	52.7%
Inventory turnover rate	1.74	1.58
Gross profit and gross margin improved due to the increase in the consumer direct segment’s net sales. This segment’s gross margin was 75.5% in the first quarter of 2007, as compared to 53.9% for our U.S. wholesale segment and 53.4% for our International wholesale segment. In the first quarter of 2007, the U.S. wholesale segment’s gross margin was consistent with the rate in the first quarter of 2006. The International wholesale segment’s gross margin increased from 47.6% last year due to additional sales of merchandise samples and a decrease in distributor discounts.
Our inventory turnover rate improved in the first quarter of 2007 because we sold excess inventory through our outlet store that opened in the fourth quarter of 2006, and we relocated our shipping and distribution functions to a larger facility, which gave us the ability to ship orders more timely.

Selling, General and Administrative Expenses (SG&A)

	Three months ended March 31,
	2007	2006
Selling, general and administrative expenses	$13,664,814	$8,207,938
Selling, general and administrative expenses as a percentage of sales	37.8%	23.1%
Our Selling, General and Administrative (“SG&A”) expenses increased by $5.5 million in the first quarter of 2007 versus 2006, in part due to two unusual items and also due to planned growth to support our business growth. The unusual items consist of a change in the method for recognizing restricted stock expense (an expense of $1.2 million) and severance and related costs associated with the termination of our former Vice President — Women’s Design and our former Chief Financial Officer (an expense of $1.2 million). The restricted stock expense method change accelerates the timing of expense recognition, which resulted in the additional expense this quarter.
With the expansion of our retail stores in the consumer direct segment, we incurred $1.3 million of additional expenses primarily for store management, sales personnel and occupancy costs. As compared to the first quarter last year and excluding the impact of the method change described above, our restricted stock expense increased by $1.7 million. We have granted restricted stock to management that vests over two year periods in the first quarter of 2006 and 2007; this year, our expense recognizes a portion of the 2006 and 2007 grants, while in 2006 we only recognized a portion of the 2006 grant. Other SG&A expenses that varied in the first quarter of 2007 as compared to last year include a negotiated reduction in sales commission rates which reduced our cost by $0.8 million, an increase in occupancy costs of $0.5 million as we have moved into a larger distribution and headquarter facility, an increase in professional fees of $0.3 million as we completed our initial assessment of our internal controls over financial reporting, and additional salary expenses as we added personnel consistent with our growth plans.
Interest income, net
Interest income, net of interest expense, increased by $0.4 million to $0.5 million for the first quarter ended March 31, 2007, compared to the same period in 2006. The increase is primarily attributable to a large increase in our cash balance of more than $27 million during the past twelve months.
Provision for Income Taxes

	Three months ended March 31,
	2007	2006
Income before tax	$7,028,685	$10,643,181
Income tax provision	$2,846,000	$4,172,000
Effective tax rate	40%	39%
Our income tax provision decreased in the first quarter of 2007 due to the reduction in our income before tax. Our effective tax rate in the first quarter is higher than in 2006 because credits realized in 2006 are no longer available to us.
Off Balance-Sheet Arrangements
There have been no changes to our factoring agreement with Merchant Factors Corp., a reseller of the factor services of the CIT Group, since the year ending December 31, 2006.

Liquidity and Capital Resources
At March 31, 2007, we had working capital of $66.4 million. We recorded net income after taxes of $4.2 million. Given our cash and equivalent balance of $33.6 million as of March 31, 2007 and our projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements for the next twelve months.
We expect future fixed contractual obligations to be paid solely by cash generated from operating activities.
During the three months ended March 31, 2007, cash and cash equivalents decreased by $11.3 million to $33.6 million. Cash outflows of $18.8 million for purchases of marketable securities and property and equipment were partially offset by cash inflows from operations of $7.5 million.
Operating Activities
Net cash flow from operating activities increased by $1.5 million to $7.5 million in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The sales in our consumer direct segment convert to cash very quickly, and with the growth in this segment’s sales in the first quarter of 2007, we generated more cash flow from operating activities.
Investing Activities
Net cash used in investing activities increased by $12.5 million to $18.8 million in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily due to the increase in capital expenditures for leasehold improvements in the new retail stores and the purchase of short-term marketable securities.
In the first three months of 2007, we opened three new stores in Chicago, Illinois, Miami, Florida, and Short Hills, New Jersey which increased net cash used for purchasing property and equipment by $3.6 million to $3.8 million in the three months ended March 31, 2007 as compared to the same period in 2006.
In the first three months of 2007, the Company purchased $15.0 million of marketable securities, as compared to purchases of $6.0 million in the same period in 2006.
Financing Activities
Net cash used in financing activities decreased by approximately $10,000 to $70,000 in the three months ending March 31, 2007, as compared to the three months ended March 31, 2006, due to the exercise of fewer stock options in 2007.
Payments Due Under Contractual Obligations
As of March 31, 2007, total payments due under operating leases were $33.0 million, a $7 million increase from December 31, 2006. The increase was the result of the addition of leased retail store locations. The lease commitments expire at various dates through 2018. Eleven of the fifteen retail store lease agreements require additional payments of 3.75% to 7.0% of the sales; these contingent payments are not included in the table below.

	TOTAL	<1 YR	1 - 3 YRS	3-5 YRS	> 5 YRS
Operating Leases	$32,974,687	$2,360,142	$9,508,781	$16,626,574	$32,974,687

Critical Accounting Policies
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the first quarter ended March 31, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006
In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires that the tax effects of a position be recognized only if is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The provisions of FIN 48 are effective for us as of January 1, 2007. The adoption of FIN 48 did not have an impact on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of March 31, 2007, we had funds invested in municipal bonds which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). These investments were treated as available-for-sale under SFAS 115. The carrying value of these investments approximates fair market value. Due to the nature of these investments, we are not subject to significant market rate risk. We have no outstanding debt as of March 31, 2007, and are therefore not subject to material interest rate risk.

ITEM 4.	Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.
As of December 31, 2006, we did not maintain effective controls in three areas of our internal controls over financial reporting: (i) the calculation of the income tax provision; (ii) the recording of all liabilities at period end; and (iii) the preparation of financial statements so that they conform with the Securities and Exchange Commission’s (the “SEC”) rules and regulations and with GAAP. In the quarter ended March 31, 2007, we have remediated these material weaknesses in internal control over financial reporting. Specifically, we took the following actions to remediate each material weakness:
1.	Calculation of income tax provision — we engaged a firm that specializes in income tax matters to assist with the preparation of our income tax provision, and engaged a second firm that specializes in income tax matters to review the final income tax provision. In addition, we implemented a more robust approval and sign-off procedure.

2.	Recording of liabilities at period end — we implemented procedures to determine the outstanding balance of amounts due to service providers, including reconciling our accounts payable records to key vendors’ accounts receivable statements and estimating the amount of assets purchased and liabilities incurred for capital expenditures. We also reviewed our monthly financial statements to identify unrecorded operating expenses.

3.	Preparation of financial statements in conformity with the SEC’s rules and regulations and GAAP — we are now utilizing updated disclosure checklists to verify that our financial reports comply with the applicable SEC rules and regulations and with GAAP. In addition, we hired a new Chief Financial Officer who has more extensive experience with the SEC’s rules and regulations and GAAP, and he is reviewing the completion of these disclosure checklists.
PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings
From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of our business. As of March 31, 2007, we have no pending litigation against us.

ITEM 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 6.	Exhibits.
The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated August 18, 2005, by and between the Company and True Religion Apparel, Inc., a Nevada corporation and the Company’s predecessor in interest (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

3.1	Certificate of Incorporation (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

3.2	Bylaws (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

10.1	Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim, Inc. (incorporated by reference from our Form 10-KSB/A filed on April 6, 2005).

10.2	True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed on July 22, 2005).

10.3	Letter dated July 1, 2005 amending the terms of the Discount Factoring Agreement between Merchant Factors Corp. and Guru Denim, Inc. (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005).

10.4	Standard Single-Tenant Sublease dated July 1, 2005 between L.A. Fabric Imports, Inc. and Guru Denim, Inc. for 1557 Rio Vista Ave. Los Angeles, California (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005).

10.5	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from our Form 10-Q Quarterly Report, filed November 14, 2005).

10.6	Employment Agreement by and between the Company and Jeffrey Lubell dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed on January 10, 2006).

10.7	Lease Agreement by and among the Company, Guru Denim, Inc. and Rio Vista Industrial Investments, LLC dated May 28, 2004 (incorporated by reference from our 10-KSB Annual Report, filed on March 31, 2006).

10.8	Employment Agreement dated April 12, 2006, by and between the Company and Michael Buckley, effective as of April 24, 2006 (incorporated by reference from the Company’s Form 8-K Current Report, filed April 14, 2006).

10.9	Standard Industrial/Commercial Single-Tenant Lease — Gross dated May 17, 2006, among ADJ Enterprises, Ltd., Guru Denim, Inc. and the Company (incorporated by reference from our Form 8-K Current Report, filed April 14, 2006).

10.10	Amendment to Employment Agreement dated May 31, 2006, by and between Jeffrey Lubell and the Company (incorporated by reference from our Form 8-K Current Report, filed June 5, 2006).

10.11	Letter dated June 8, 2006, amending the terms of the Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim, Inc. (incorporated by reference from our 10-Q/A filed on August 15, 2006).

10.12	Independent Contractor Agreement dated as of February 1, 2007, by and between Guru Denim, Inc. and L’Atelier (incorporated by reference from our Form 8-K Current Report filed on January 25, 2007).

10.13	Employment Letter, dated March 7, 2007, by and between the Company and Peter Collins (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).

10.14	Release and Consulting Agreement, dated March 7, 2007, by and among Charles Lesser, the Company and Guru Denim, Inc. (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).

10.15	Amendment to the True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).

10.16	Waiver and release Agreement, dated March 14, 2007, by and among Kymberly Gold-Lubell, the Company and Guru Denim, Inc. (incorporated by reference from our Form 8-K Current Report filed on March 16, 2007).

21.1	Subsidiaries of the Company.

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.
By:	/s/ JEFFREY LUBELL
Jeffrey Lubell, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 10, 2007

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 10, 2007