Form 10-Q/A
period 2007-03-31
TRUE RELIGION APPAREL INC
filed 2007-06-01
CIK 1160858

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	Amended quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the quarterly report period ended March 31, 2007

☐	Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934
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
Large accelerated filer ☐       Accelerated filer ☑       Non-Accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of May 9, 2007 there were 23,443,895 shares of common stock outstanding.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of True Religion Apparel, Inc. (the “Company”) for the quarter ended March 31, 2007 (the “Original Form 10-Q”) is to revise Exhibits 31.1 and 31.2, Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (the “Certifications”). The Certifications, as filed in the Original Form 10-Q, did not include certain statements regarding the Company’s evaluation of any material change to its internal control over financial reporting. These statements are required in the first periodic report due after the first annual report that includes management’s report on internal control over financial reporting. The Company’s Form 10-K filed on March 27, 2007 included its first management report on internal control over financial reporting.
This Amendment No. 1 amends and restates in its entirety Exhibits 31.1 and 31.2 of the Original Form 10-Q. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way.
TRUE RELIGION APPAREL, INC.
INDEX

Page
SIGNATURES	1
Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	2
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	3
EXHIBIT 31.1
EXHIBIT 31.2
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

True Religion Apparel, Inc.
Date: May 31, 2007	By:	/s/ Jeffrey Lubell
Jeffrey Lubell
Chief Executive Officer

Date: May 31, 2007	By:	/s/ Peter F. Collins
Peter F. Collins
Chief Financial Officer and Principal Accounting Officer