Form 10-Q
period 2007-06-30
TRUE RELIGION APPAREL INC
filed 2007-09-25
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report period ended June 30, 2007

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
Yes ☐      No ☑
Common stock outstanding as of September 24, 2007: 23,568,896 shares

TRUE RELIGION APPAREL, INC.

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements (Unaudited)
TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$25,855,892	$44,877,637
Marketable securities, available for sale	15,225,348	—
Accounts receivable, net of allowances of $566,363 and $495,672, respectively	5,452,646	6,331,736
Due from factor, net of chargebacks and other allowances	12,594,418	9,531,884
Inventory	12,732,166	9,399,305
Deferred income taxes	3,556,000	2,923,000
Prepaid income taxes	5,156,183	—
Prepaid expenses and other current assets	1,969,231	1,391,300

Total current assets	82,541,884	74,454,862
Property and equipment, net	9,408,045	4,993,432
Other assets	998,033	719,051

TOTAL ASSETS	$92,947,962	$80,167,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$9,194,663	$9,934,650
Accrued payroll, vacation, and bonus	1,761,463	1,632,024
Income taxes payable	—	625,767

Total current liabilities	10,956,126	12,192,441
Other liabilities	778,690	491,863

Total liabilities	11,734,816	12,684,304

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized, 23,546,822 and 23,001,529 issued and outstanding, respectively	2,355	2,300
Additional paid-in capital	26,807,298	19,343,861
Retained earnings	54,331,990	48,136,880
Accumulated other comprehensive income	71,503	—

Total stockholders’ equity	81,213,146	67,483,041

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,947,962	$80,167,345

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$35,731,516	$30,734,475	$71,880,131	$66,343,280
Cost of sales	15,311,823	14,382,397	31,109,740	31,214,932

Gross profit	20,419,693	16,352,078	40,770,391	35,128,348

Selling, General, and Administrative
Expenses:
Selling and shipping	4,068,468	3,611,978	8,172,545	7,485,858
Retail	2,375,862	104,374	3,831,174	217,749
General and administrative	5,727,872	2,816,075	13,945,720	7,036,758
Litigation settlement expense	—	1,950,000	—	1,950,000

Total selling, general and administrative expenses	12,172,202	8,482,427	25,949,439	16,690,365

Operating income	8,247,491	7,869,651	14,820,952	18,437,983

Other Income:
Realized gain on marketable securities	—	(46,212)	—	(53,750)
Interest income, net	(436,377)	(38,777)	(877,319)	(106,088)
Other income	—	(38,563)	(14,280)	(38,563)

Total other income	(436,377)	(123,552)	(891,599)	(198,401)

Income before provision for income taxes	8,683,868	7,993,203	15,712,551	18,636,384
Provision for income taxes	3,627,651	3,119,000	6,473,651	7,291,000

Net Income	$5,056,217	$4,874,203	$9,238,900	$11,345,384

Earnings per share:
Basic	$0.22	$0.21	$0.40	$0.50

Diluted	$0.21	$0.21	$0.39	$0.48

Weighted average shares outstanding:
Basic	22,934,129	22,801,000	22,907,361	22,628,000

Diluted	23,561,160	23,404,000	23,525,829	23,502,000

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,238,900	$11,345,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	895,396	162,255
Provision for bad debts, returns, and markdowns	(19,310)	93,718
Non-cash restricted stock compensation	5,470,537	1,534,093
Non-cash stock option compensation	—	335,750
Tax benefit from stock option exercises	1,794,665	417,000
Excess tax benefit on stock options exercised	(1,783,346)	(404,123)
Deferred income taxes	(633,000)	1,325,000
Loss on disposal of property and equipment	43,671	—
Realized gain on marketable securities	—	(53,750)
Changes in operating assets and liabilities:
Accounts receivable	888,400	3,300,208
Due from factor	(3,052,534)	(2,925,141)
Inventory	(3,332,861)	(1,211,955)
Prepaid income taxes and income taxes payable	(5,781,950)	(1,889,600)
Prepaid expenses and other current assets	(577,931)	252,401
Other assets	(145,730)	(31,702)
Accounts payable and accrued expenses	(962,259)	2,272,079
Accrued payroll, vacation, and bonus	129,439	280,194
Other liabilities	286,827	—

Net cash provided by operating activities	2,458,914	14,801,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,114,935)	(210,797)
Capital expenditures to establish trademarks	(149,725)	—
Purchases of marketable securities	(15,153,845)	(28,708,402)
Sales and maturities of marketable securities	—	14,621,500

Net cash used in investing activities	(20,418,505)	(14,297,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	198,309	98,380
Repurchase of common stock	(3,043,809)	—
Excess tax benefit on stock options exercised	1,783,346	404,123

Net cash (used in) provided by financing activities	(1,062,154)	502,503

Net (decrease) increase in cash and cash equivalents	(19,021,745)	1,006,615
Cash and cash equivalents, beginning of period	44,877,637	9,436,632

Cash and cash equivalents, end of period	$25,855,892	$10,443,247

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — DESCRIPTION OF THE COMPANY
True Religion Apparel, Inc. (the “Company”) designs, manufactures, markets, distributes and retails high-fashion denim jeans and other apparel which are sold throughout the world. The Company’s products are sold through three primary distribution channels: U.S. Wholesale, International Wholesale and Consumer Direct, which includes the Company’s retail stores and e-commerce business. The Company also earns licensing revenue from third parties who it authorizes to use portions of its intellectual property. The Company’s core customer is a fashion-conscious consumer primarily between the ages of 15 and 45.
The Company was founded in 2003. In order to reincorporate in Delaware in 2005, the Company merged with and into True Religion Apparel (Delaware), Inc., which was the Company’s wholly-owned subsidiary formed pursuant to the Delaware General Corporation Law.
The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The Company’s U.S. retail operations are generally stronger in the third and fourth quarters, and the U.S. wholesale operations generally experience their highest sales volume in the third quarter. Spring/Summer season merchandise shipments are normally highest in the first quarter of the year, and Fall/Winter season merchandise shipments are typically highest in the third quarter. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of results for the full year.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The same accounting policies are followed for preparing quarterly and annual financial information. All adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.
Reclassifications
During the second quarter of 2007, the Company revised its previously reported condensed consolidated statements of income for the three and six months ended June 30, 2006 to reflect a reclassification of litigation settlement expense of $1,950,000 from other expenses to selling, general and administrative expenses. The revision corrects a misclassification made in presenting the litigation settlement. The Company also revised its basic net income per share for the three months ended June 30, 2006 from $0.22 to $0.21. This revision corrects for the use of net income in the calculation of basic earnings per share as opposed to comprehensive income which was previously used. These corrections had no effect on the Company’s previously reported condensed consolidated balance sheets or condensed consolidated statements of cash flows.
During the second quarter of 2007, the Company revised its previously reported condensed consolidated balance sheets for the year ended December 31, 2006 to reflect a reclassification of $20,711 from common stock to additional paid-in capital. The revision corrects a misclassification made as a result of the use of an incorrect par value when calculating common stock. This correction had no effect on the Company’s previously reported condensed consolidated statements of income or condensed consolidated statements of cash flows.
During the second quarter of 2007, the Company revised its previously reported condensed consolidated statement of cash flows for the six months ended June 30, 2006 to reflect a change of $404,123 of cash flows from operating activities to financing activities. This revision corrects a misclassification made in presenting the cash flow statement impact of the excess tax benefit on stock options exercised during the period. Additionally, during the six months ended June 30, 2006, the Company received a tax benefit on the exercise of stock options of $417,000 which was previously included in the change in income taxes payable in the condensed consolidated statement of cash flows. During the quarter ended June 30, 2007, the Company reclassed the $417,000 amount to tax benefit from stock option exercises in the condensed consolidated statement of cash flows.
These corrections had no effect on the Company’s previously reported condensed consolidated balance sheets, condensed consolidated statements of income or net cash flows, and is not considered material to any of the Company’s previously reported consolidated financial statements.

Inventory
Inventory for the Company’s wholesale and retail business is valued at the lower of cost of market. Cost is determined by the average cost method.
The Company’s denim manufacturing process includes two phases: i) cut and sew; and ii) washing and finishing. At times the Company will instruct its contract manufacturers to send it goods that have been completed through the cut and sew phase only. By delaying the second phase of the manufacturing process, the Company can use updated information about which washes and finishes are most popular in the marketplace. When the Company gets this information, it sends these unwashed goods to the laundries and finishing houses to complete the manufacturing process. The denim products that the Company holds between the cut and sew phase and the wash and finish stage are considered work-in-process.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The costs are recognized over the period during which an employee or director is required to provide services in exchange for the award.
Prior to the adoption of SFAS No. 123(R), the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to measure compensation costs for its stock-based compensation programs. Under APB 25, the Company recorded no compensation expense for stock options granted to employees and directors because the options’ strike price was equal to the closing market price of the Company’s common stock on the grant date. Through 2005, the Company presented the effect on net earnings and earnings per share of the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) in the Notes to the Condensed Consolidated Financial Statements.
The Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, 2006 stock-based compensation expense considers the unvested portion of all outstanding options, calculated using the provisions of SFAS No. 123. As provided for under the modified prospective method, we did not restate our results for the periods prior to 2006.
Restricted Stock Compensation
The Company recognizes its restricted stock compensation expense using the straight-line method over the requisite service period of the entire award. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. If a portion of the restricted stock vests immediately or in another pattern such that the cumulative expected vested amount exceeds the cumulative straight line expense amount, we will record compensation expense equal to at least the cumulative compensation expense of the expected vested amount of the restricted stock. In 2006, the Company recognized cumulative expense equal to the greater of the cumulative straight line expense or the cumulative vested amount; this method does not comply with SFAS 123(R). The Company recognized an additional $1.2 million of compensation expense in the first quarter of 2007 to correct the previous compensation expense recognized in 2006. The impact of this adjustment was not considered material to the Company’s annual and quarterly 2006 and first quarter 2007 consolidated statements of financial position, results of operations or cash flows.
Concentration of Credit Risks
As of June 30, 2007, accounts receivable, net included $2,286,268 due from an authorized Japanese distributor. The Company has a security interest in the distributor’s inventory that is located in California. The distributor has reduced the amount they owe the Company by approximately $1,200,000 during the six months ended June 30, 2007.
During the six months ended June 30, 2007 sales to one customer accounted for 14% of the Company’s net sales. During the six months ended June 30, 2006, sales to two customers accounted for 13% and 10% of the Company’s net sales. During the six months ended June 30, 2007 and 2006, purchases from two suppliers totaled approximately $29,900,000 and $28,000,000, respectively.

Revenue Recognition
The Company recognizes net sales in accordance with GAAP and with SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. The Company’s wholesale segments’ sales are recognized when title and risk of loss is transferred to the customer, which occurs upon shipment of the products. Provisions for discounts, rebates to customers, and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. The Company’s retail stores record revenue at the point of sale, excluding sales taxes which are included in accounts payable and accrued expenses in the condensed consolidated balance sheets. To recognize the financial impact of sales returns in the Company’s consumer direct segment, the Company estimates the amount of goods that will be returned and reduces sales and cost of sales accordingly. The Company utilizes historical return patterns to estimate its expected returns. Royalty revenue is based upon a percentage, as defined in the underlying agreement, of the licensee’s actual net sales or minimum net sales, whichever is greater. The Company receives guaranteed minimum payments in consideration of the grant of the license rights. These payments are recognized ratably as revenue over the term of the license agreement. The unrecognized portion of the guaranteed minimum payments is included in other liabilities in the condensed consolidated balance sheets. As part of the normal sales cycle, the Company receives customer merchandise returns.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates.
Recently Adopted Accounting Pronouncements
Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 also requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 also requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdictions, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position.
The adoption of FIN 48 had no effect on the Company’s condensed consolidated financial statements. At June 30, 2007, the Company had no unrecognized tax benefits that, if recognized would affect the Company’s effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions.
Effective upon adoption of FIN 48, the Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at June 30, 2007. Prior to its adoption of FIN 48, the Company recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.
The major jurisdictions in which the Company files income tax returns include the United States federal jurisdiction as well as various state jurisdictions within the United States. The Company’s fiscal year 2004 and thereafter are subject to examination by the United States federal jurisdiction, and, generally, fiscal year 2002 and thereafter are subject to examination by various state tax authorities.
In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48”. FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect the Company’s condensed consolidated financial statements.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, early adoption is permitted. The Company is assessing the potential financial statement impact of SFAS No. 157.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements.” This statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the adoption of SFAS No. 159 will have on its condensed consolidated financial statements.
NOTE 3 — MARKETABLE SECURITIES
At June 30, 2007, the Company’s marketable securities consist of auction rate securities. Auction rate securities are high-quality variable rate bonds whose interest rate is periodically reset, typically every 7, 28, or 35 days. The underlying securities have contractual maturities through 2041. The auction rate securities are classified as “available-for-sale” in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. Any unrealized gains or temporary unrealized losses are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheet. Unrealized gains on held investments were $71,503 and $57,729 for the six months ended June 30, 2007 and 2006, respectively. The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses in the three and six months ended June 30, 2007 and 2006.
NOTE 4 — DUE FROM FACTOR, NET OF CHARGEBACKS AND OTHER ALLOWANCES
The Company uses a factor for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases a portion of the Company’s domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.60% of the gross invoice amount. The Company can draw cash advances from the factor based on a pre-determined percentage of eligible outstanding accounts receivable. The factor holds as security substantially all assets of the Company and charges interest at a rate of prime plus 0.5% on the outstanding advances. The Company is liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expires on December 2, 2007.
At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. If we decide to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above their approved credit limit with the factor. As of June 30, 2007, the amount of Due from Factor for which we bear the credit risk is $193,000.
For the six months ended June 30, 2007 and 2006, the Company paid a total of approximately $11,000 and $30,000, respectively, of interest to the factor which is reported as a component of interest income, net in the condensed consolidated statements of income.

Due from factor, net of chargebacks and other deductions as presented in the balance sheet at June 30, 2007 and December 31, 2006 is summarized as follows:

	June 30,	December 31,
	2007	2006
Outstanding factored receivables	$10,816,524	$9,647,770
Assignments in transit	2,586,317	619,114

Due from factor — gross	13,402,841	10,266,884
Funds advanced from factor	—	—
Reserve for chargebacks and other allowances	(808,423)	(735,000)

Due from factor — net of allowances	$12,594,418	$9,531,884

NOTE 5 — INVENTORY
Inventory consists of the following:

	June 30,	December 31,
	2007	2006
Raw Materials	$483,545	$—
Work-in-Process	3,946,260	3,062,050
Finished Goods	8,302,361	6,337,255

Total	$12,732,166	$9,399,305

NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	June 30,	December 31,
	2007	2006
Computer equipment	$682,656	$490,525
Furniture and fixtures	690,185	197,306
Leasehold improvements	7,681,605	1,834,137
Machinery and equipment	659,980	332,598
Trade show booths	682,047	549,886
Construction-in-progress	484,910	2,220,621

Property and equipment — gross	10,881,383	5,625,073
Less accumulated depreciation and amortization	1,473,338	631,641

Property and equipment — net	$9,408,045	$4,993,432

NOTE 7 — SHARE-BASED COMPENSATION
On June 16, 2005, the Company’s Board of Directors approved the True Religion Apparel, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) which amends and restates the 2004 Option Plan and 2004 Equity Plan, (the “prior plans”). The Company has granted restricted stock awards and stock options under the 2005 Incentive Plan.

The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period. The following table summarizes the Company’s share-based compensation expense, which is included in selling, general and administrative expenses in the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Restricted stock grants	$1,337,750	$212,593	$5,470,537	$1,534,093
Stock options	—	120,250	—	335,750

Total stock-based compensation expense, before tax benefits	1,337,750	332,843	5,470,537	1,869,843
Tax benefits	558,840	129,878	2,253,889	731,527

Total stock-based compensation expense, after tax benefits	$778,910	$202,965	$3,216,648	$1,138,316

Restricted Stock Grants
Shares awarded under the 2005 Incentive Plan entitle the shareholder to all the rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee of the Board of Directors and may not exceed 10 years. Restricted stock awards have generally been granted with vesting periods of two to three years. Upon termination of an employee or officer, any unvested restricted shares are forfeited.
During the six months ended June 30, 2007, the Company granted 465,000 shares of restricted stock to employees, officers and directors which vest over a period of two to three years. The fair value of these restricted shares, based on the price of the Company’s common stock at the date of grant, was $7,270,350. The Company’s policy for attributing the value of graded vesting share-based payments is the straight-line single option approach.
During the six months ended June 30, 2007, the Company issued 10,000 shares of restricted stock to a professional services firm which vest over a period of two years. The fair value of these restricted shares, based on the price of the Company’s common stock as of the date of grant, was $153,100.
During 2007, the Company implemented a practice of repurchasing common shares, upon an employee’s request, to satisfy employee minimum statutory income tax withholdings for restricted shares as they vest. During the three and six months ended June 30, 2007, the Company repurchased 15,392 and 113,026 shares, respectively for a total cost of $246,612 and $1,762,156, respectively.
The following table summarizes the Company’s restricted stock activities for the six months ended June 30, 2007:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
		Fair	Life
	Shares	Value	(Years)

Non-vested, beginning of year	404,250	$17.50
Granted	475,000	$15.63
Vested	(333,331)	$16.43
Forfeitures	(20,500)	$18.26

Non-vested, end of period	525,419	$16.46	1.7

As of June 30, 2007, the Company expects all non-vested restricted shares will vest in future periods. The aggregate intrinsic value of restricted stock outstanding as of June 30, 2007 was $8,973,559. As of June 30, 2007, the total unamortized share-based compensation expense related to the restricted shares was $6,788,452, which is expected to be recognized over a weighted average period of 1.7 years. The total fair value of restricted stock vested during the six months ended June 30, 2007 and 2006 was $5,477,578 and $1,364,765, respectively.

Stock Options
Stock options outstanding as of June 30, 2007 were granted under the Company’s 2005 Stock Incentive Plan. Option grants were for a term of five years and vested over a period of two to three years. Options were issued at the current market price at the date of grant. The grant date fair value was calculated using the Black-Scholes option valuation model. The Company has not granted any new stock options during the six months ended June 30, 2007 and 2006, and all outstanding options are fully exercisable.
The following table summarizes the Company’s stock option activities for the six months ended June 30, 2007:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life
	Shares	Price	(Years)

Outstanding, beginning of year	1,108,332	$1.56
Exercised	(271,667)	$0.73
Cancelled	—

Outstanding, end of period	836,665	$1.83	2.2

During the six months ended June 30, 2007, options to acquire 271,667 shares of the Company’s common stock were exercised, of which 67,848 of these shares were withheld by the Company to meet the related employee minimum statutory income tax withholding requirement of $1,281,653.
The fair value of each option grant was estimated as of the date of grant using a modified Black-Scholes option pricing model. The significant assumptions used to estimate the fair value of options granted in 2004 and 2005 are described in our annual report on Form 10-K for the year ended December 31, 2006; a correction to the information in that report is that the options’ expected life was two years rather than 10 years. During the six months ended June 30, 2006, the Company amortized $335,750 to general and administrative expenses as share-based compensation expense. No amounts were charged to share-based compensation expense during the six months ended June 30, 2007 as all amounts were vested by December 2006.
The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $4,570,181 and $2,105,218, respectively. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2007 was $15,476,243. During the six months ended June 30, 2006, no options vested as the vesting dates of outstanding options were during the second half of the year.
The following table summarizes information about stock options outstanding and exercisable as of June 30, 2007:

		Weighted
		Average
		Exercise
Range of Exercise Prices	Shares	Price

$0.75 - $3.00	633,333	$0.77
$3.00 - $6.00	200,000	$5.10
$7.00 - $10.00	3,332	$7.65

	836,665	$1.83

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. In accordance with SFAS No. 123(R), the Company reported $1,783,346 and $404,123, respectively, of excess tax benefits as financing cash flows for the six months ended June 30, 2007 and 2006. The total tax benefit realized from stock option exercises for the six months ended June 30, 2007 and 2006 was $1,794,665 and $417,000, respectively. Cash received from stock option exercises was $198,309 and $98,380 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 8 – EARNINGS PER SHARE
Basic earnings per share are computed based upon the weighted average number of common shares outstanding, and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and restricted stock awards) outstanding during the periods using the treasury stock method.
The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$5,056,217	$4,874,203	$9,238,900	$11,345,384

Basic shares	22,934,129	22,801,000	22,907,361	22,628,000
Dilutive effect of stock-based compensation	627,031	603,000	618,468	874,000

Diluted shares	23,561,160	23,404,000	23,525,829	23,502,000

Earnings per share — basic	$0.22	$0.21	$0.40	$0.50
Earnings per share — diluted	$0.21	$0.21	$0.39	$0.48
NOTE 9 – COMPREHENSIVE INCOME
Comprehensive income consists of net earnings and unrealized gains on marketable securities available for sale. A reconciliation of comprehensive income for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$5,056,217	$4,874,203	$9,238,900	$11,345,384
Unrealized gains on available for sale marketable securities	32,519	57,729	71,503	57,729

Comprehensive Income	$5,088,736	$4,931,932	$9,310,403	$11,403,113

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its headquarters and retail store locations under operating lease agreements expiring on various dates through July 2019. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being recorded and amortized over the initial lease term on a straight-line basis.
Most of the Company’s retail leases also require payment of a percent of sales ranging from 6.0% to 7.0% if the store’s sales exceed a stated amount. Three of the Company’s leases include options that allow the Company to extend the lease term beyond the initial commencement period, subject to terms agreed to at lease inception. The Company has no capitalized lease obligations. As of June 30, 2007, the Company had entered into a total of twenty lease agreements for an aggregate of approximately 176,000 square feet of space.

Future minimum lease payments under these operating leases as of June 30, 2007 are summarized as follows:

2007 (remainder of year)	$1,617,473
2008	3,707,809
2009	3,809,110
2010	3,967,124
2011	3,754,627
Thereafter	18,088,227

Total minimum lease payments	$34,944,370

Subsequent to June 30, 2007, the Company entered into four new retail leases that have expiration dates through April 2018 and cumulative future minimum lease payments of approximately $5,318,000.
Incentive bonuses
As part of their employment agreements, the Company’s Chief Executive Officer, President and Chief Financial Officer are eligible to earn incentive compensation which is paid annually after the end of the Company’s fiscal year. For the three and six months ended June 30, 2007, incentive compensation expense totaled approximately $1,018,000 and $1,212,000, respectively. For the three and six months ended June 30, 2006, incentive compensation expense totaled approximately $155,000 and $463,000, respectively. Bonuses are paid annually after the end of the Company’s fiscal year.
Claims, proceedings and litigation
The Company is involved in routine claims, proceedings and litigation arising in the normal course of business. The Company does not believe any such claims, proceedings or litigation, either alone or in the aggregate, will have a material impact on its results of operations, financial position or liquidity.

NOTE 11 — SEGMENT INFORMATION
The operating segments of the Company are US wholesale, international wholesale, consumer direct and corporate. The consumer direct segment includes the Company’s retail and e-commerce operations. The corporate segment generally includes licensing revenue and, among other things, the following costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal. Merchandise transfers from the U.S. wholesale segment to the consumer direct segment have been eliminated from the amounts shown below. During the three and six months ended June 30, 2007, U.S. sales constituted approximately 87% and 84%, respectively, and international sales constituted approximately 13% and 16%, respectively, of the Company’s overall sales. During the three and six months ended June 30, 2006, U.S. sales constituted approximately 75% and 74%, respectively, and international sales constituted approximately 25% and 26%, respectively, of the Company’s overall sales.
The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each operating segment based on operating income.
Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales:
Wholesale — US	$24,407,984	$22,230,435	$49,508,851	$47,843,355
Wholesale — International	4,718,351	7,789,151	11,644,018	17,110,697
Consumer Direct	6,525,774	714,889	10,582,627	1,389,228
Corporate	79,407	—	144,635	—

	$35,731,516	$30,734,475	$71,880,131	$66,343,280

Gross profit:
Wholesale — US	$13,070,322	$11,772,183	$26,595,798	$25,645,755
Wholesale — International	2,341,198	4,049,792	6,036,576	8,489,919
Consumer Direct	4,928,766	530,103	7,993,382	992,674
Corporate	79,407	—	144,635	—

	$20,419,693	$16,352,078	$40,770,391	$35,128,348

Income from operations:
Wholesale — US	$7,504,836	$7,625,463	$15,668,600	$16,925,690
Wholesale — International	2,187,690	3,915,670	5,748,284	8,256,083
Consumer Direct	2,552,904	426,729	4,162,203	775,904
Corporate	(3,997,939)	(4,098,211)	(10,758,135)	(7,519,694)

	$8,247,491	$7,869,651	$14,820,952	$18,437,983

Total assets:
Wholesale — US			$57,472,515	$50,163,339
Wholesale — International			—	—
Consumer Direct			7,981,272	700,452
Corporate			27,494,175	8,250,065

			$92,947,962	$59,113,856

Capital expenditures:
Wholesale — US			$2,619,490	$141,631
Wholesale — International			—	—
Consumer Direct			2,495,445	69,166
Corporate			—	—

			$5,114,935	$210,797

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2007	2006
Cash paid during the period for:
Interest	$11,141	$29,894
Taxes	$11,112,650	$5,930,000
As of June 30, 2007, the Company had recognized the purchases of $1,180,261 of property and equipment that had not yet been paid for. These purchases are included in “property and equipment, net” and the payment obligation in “accounts payable and accrued expenses” in the accompany condensed consolidated balance sheets.
The Company credited the following to accumulated other comprehensive income for the unrealized gain on its short-term available for sale marketable securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Unrealized gain on available for sale marketable securities	$32,519	$57,729	$71,503	$57,729

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Results of Operations.
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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, and/or which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects” or similar expressions. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the Company’s financial condition, operating results, business prospects or any other information or aspect of the Company, you are advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to:
▪	the Company’s ability to manage its growth effectively;

▪	the Company’s ability to predict fashion trends;

▪	consumer apparel buying patterns;

▪	the Company’s ability to continue and control its retail expansion plans;

▪	adverse economic conditions;

▪	lower sales and revenues than forecast;

▪	the Company’s ability to continue to maintain its brand image and reputation;

▪	litigation and administrative proceedings involving the Company;

▪	the Company’s ability to maintain effective internal controls;

▪	inability to carry out the Company’s marketing and sales plans; and

▪	other specific risks that may be referred to in this Quarterly Report or in other reports that the Company has issued.
In addition, the Company’s business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the Company will achieve its objectives or plans. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company’s unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.
RESULTS OF OPERATIONS
Overview
Through our wholly-owned subsidiary, Guru Denim, Inc., we design, develop, oversee manufacturing, market, distribute and sell high fashion jeans and other apparel. We currently design, oversee manufacturing, market, distribute and sell apparel under the brand name “True Religion Brand Jeans” including jeans, skirts, denim jackets and tops in the United States, Canada, Europe, Latin America, and Asia. Key results for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$35,731,516	$30,734,475	$71,880,131	$66,343,280
Gross profit	$20,419,693	$16,352,078	$40,770,391	$35,128,348
Net income	$5,056,217	$4,874,203	$9,238,900	$11,345,384
Net income as a percentage of net sales	14%	16%	13%	17%
Diluted earnings per share	$0.21	$0.21	$0.39	$0.48
Net Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
US wholesale segment	$24,407,984	$22,230,435	$49,508,851	$47,843,355
International wholesale segment	4,718,351	7,789,151	11,644,018	17,110,697
Consumer direct segment	6,525,774	714,889	10,582,627	1,389,228
Corporate	79,407		144,635	—

Total net sales	$35,731,516	$30,734,475	$71,880,131	$66,343,280

Second quarter 2007 vs. Second quarter 2006
In 2007, our net sales increased by 16.3 percent as compared to last year, reaching $35.7 million. The increase was driven by the expansion of our retail stores in our consumer direct segment. Last year, we had one full-price store; this year, we had six full-price stores and two outlet stores. Our US wholesale segment’s net sales increased in 2007 by 9.8 percent over last year, driven by an increase in the men’s product category. Our international wholesale segment sales in 2007 decreased by 39.4 percent versus last year to $4.7 million, due to the planned reduction in sales to our Japanese distributor to properly position our brand, the transition in distributors in the United Kingdom and the shift in Fall season shipments (in June 2006, more Fall season merchandise was shipped to international distributors than was shipped in June 2007).
Year to date 2007 vs. 2006
In 2007, our net sales grew to $71.9 million, an 8.3 percent increase over last year. The roll-out of our retail stores keyed this increase: we had one store in the first half of 2006, but we started 2007 with four stores and opened another four by April 4, 2007. Our US wholesale sales increased $1.7 million, a 3.5 percent increase. The Spring 2007 denim merchandise offering was similar to the styles we offered in prior seasons, which kept our US wholesale sales in the first half of 2007 in line with the prior year’s sales. We are focusing on introducing newer styles more regularly in future seasons to improve our sales growth trends. Our international wholesale segment’s net sales decreased by $5.5 million, a 32 percent decrease. The change in our strategy in Japan and the transition in our United Kingdom distributor described above are the primary drivers of this decrease.
Remainder of 2007
Over the remainder of 2007 we expect to reach our net sales goal of approximately $167 million from increases in the US wholesale and consumer direct segments’ net sales. Through the second quarter of 2007, we achieved 43.0% of this net sales goal. The US wholesale segment is expected to increase in the second half of 2007 with the arrival of the Fall 2007 collection, as we have introduced a number of new fabrics and styles in the denim category and expanded our denim related merchandise offering. One risk to this plan comes from producing denim products with new fabrics and new styles, as we are finding that the production time is longer, which has delayed some of our deliveries in the third quarter. We expect that in the fourth quarter of 2007 our US wholesale net sales will increase over 2006 in part because shipments are expected to shift from September to October. The consumer direct segment’s net sales are expected to increase in the second half of 2007 as we plan to increase our store count from eight at June 30, 2007 to 15 at December 31, 2007 and due to the sales surge for the holiday season in the fourth quarter. With the positive sales trends we see in our full-price retail stores in the US, we are investigating the feasibility of opening two international retail stores in 2008.
Gross Profit and Gross Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross profit	$20,419,693	$16,352,078	$40,770,391	$35,128,348
Gross margin percentage	57.1%	53.2%	56.7%	52.9%
Second quarter 2007 vs. Second quarter 2006
Our gross profit increased 24.9 percent in 2007 due to the net sales growth and the increased share of net sales from the consumer direct segment. The consumer direct segment, which consists of both the retail and e-commerce operation, maintains a comparable product cost to the wholesale operations yet realizes the higher retail sales price, thereby generating a larger gross margin (75.5 percent for the quarter ended June 30, 2007). As the portion of our net sales generated in the consumer direct segment continues to increase, we expect that our gross margin will expand. The US wholesale segment’s gross margin in 2007 of 53.5 percent was in line with the segment’s gross margin last year of 53.0 percent.
Year to date 2007 vs. 2006
In 2007 our gross profit increased 16.1 percent and our gross margin increased from 52.9 percent to 56.7 percent. The growth of the higher margin consumer direct segment’s net sales was the primary cause of the gross profit and gross margin increase.
Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Selling, general and administrative expenses	$12,172,202	$8,482,427	$25,949,439	$16,690,365
Selling, general and administrative expenses as a percentage of net sales	34.1%	27.6%	36.1%	25.2%
Second quarter 2007 vs. Second quarter 2006
Selling, general and administrative expenses (“SG&A”) increased $3.7 million in 2007 but last year’s results include a litigation settlement charge of $1.95 million: we did not have a comparable expense in 2007. Excluding the impact of the litigation settlement to have a more common basis of comparison, our SG&A costs increased $5.6 million. This year we incurred $1.2 million primarily for the terminations of our former vice president – women’s design and chief financial officer, who left the Company in March 2007, and are providing on-going consulting services, and secondarily to costs incurred at the conclusion of our strategic alternatives review with Goldman Sachs. The consumer direct segment, which had one full-priced store during the quarter ended June 30, 2006 and six full-priced and two outlet stores during the quarter ended June 30, 2007, incurred incremental operating costs of $2.3 million, which is in line with the Company’s plans. The non-cash restricted stock expense, excluding the amounts earned by the two former officers, increased $0.8 million in 2007 as we granted more restricted shares since last year. Also, we incurred $1.3 million of additional management and occupancy costs as we have added to our infrastructure in the past year to support the future growth of our business.
Year to date 2007 vs. 2006
Selling, general and administrative expenses increased $9.2 million from 2006 to 2007. This year we incurred $2.4 million primarily for the terminations of our former vice president – women’s design and chief financial officer, who left the Company in March 2007 and are providing on-going consulting services, and secondarily to costs incurred at the conclusion of our strategic alternatives review with Goldman Sachs. In the first quarter, we changed our method for recognizing restricted stock compensation, which had a cumulative impact of $1.2 million. Our non-cash restricted stock compensation, excluding the amounts earned by the two former officers, increased $2.5 million in 2007. Consistent with our plans, the consumer direct segment’s operating costs increased $3.6 million in 2007 and our management and occupancy costs increased. Last year’s litigation settlement cost of $1.95 million did not recur in 2007.
Interest Income, net
Interest income, net of interest expense, increased by $0.4 million to $0.4 million for the quarter ended June 30, 2007, and by $0.8 million to $0.9 million for the six months ended June 30, 2007. The increase is primarily attributable to the increase in our cash equivalent and marketable securities over the past year as our operations have generated cash flows that we have invested.
Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income before provision for income taxes	$8,683,868	$7,993,203	$15,712,551	$18,636,384
Provision for income taxes	$3,627,651	$3,119,000	$6,473,651	$7,291,000
Effective tax rate	41.8%	39.0%	41.2%	39.1%
Our effective tax rate in 2007 is higher than in 2006 because we are no longer eligible for certain tax credits and we expect that a portion of our management compensation will not be deductible for income tax purposes in 2007.

Off Balance-Sheet Arrangements
There have been no changes to our factoring agreement with Merchant Factors Corp., a reseller of the factor services of the CIT Group, since December 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Overall for the first six months of 2007, cash has decreased by $19.0 million from the beginning of the year. Cash outflows for the purchase of marketable securities ($15.2 million) and property and equipment ($5.1 million) were only partially offset by cash inflows from operating activities.
Operating Activities
Compared to the prior year, net cash flow from operating activities decreased by $12.3 million to $2.5 million in 2007. Our income tax payments increased due to the growth of our taxable income. Inventory increased to support the growth in the third quarter sales order backlog, the introduction of more denim-related merchandise, and the increase in our consumer direct segment business.
Investing Activities
In the first six months of 2007, net cash used in investing activities was $20.4 million, a $6.1 million increase compared to the prior year, due primarily to the increase in capital expenditures. The increase in capital expenditures was primarily for leasehold improvements for the build-out of new retail stores. We opened three full-priced stores and one outlet store in the first half of 2007, and we have four more stores opening in the third quarter of 2007. Based on the Company’s current working capital, we believe we have sufficient capital to meet any capital expenditures for the remainder of the year.
Financing Activities
During the six months ended June 30, 2007, the Company used $1.1 million in its financing activities, compared to net cash provided by financing activities of $0.5 million during the six months ended June 30, 2006. In 2007, the Company repurchased $3.0 million in common shares from employees to satisfy their tax withholdings on restricted shares that vested during the period and options that were exercised. Such amount was partially offset by $1.8 million in excess tax benefits the Company realized on the exercise of stock options during the period and $0.2 million in proceeds on stock option exercises.
Liquidity
Over the long term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We believe our cash, cash equivalents, marketable securities, future operating cash flows and available credit facilities, as well as any potential future borrowing facilities, will be sufficient to fund scheduled future payments and potential long-term initiatives.
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies during the first six months ended June 30, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 also requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 also requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position.
The adoption of FIN 48 had no effect on the Company’s condensed consolidated financial statements. At June 30, 2007, the Company had no unrecognized tax benefits that, if recognized would affect the Company’s effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions.
Effective upon adoption of FIN 48, the Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at June 30, 2007. Prior to its adoption of FIN 48, the Company recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.
The major jurisdictions in which the Company files income tax returns include the United States federal jurisdiction as well as various state jurisdictions within the United States. The Company’s fiscal year 2004 and thereafter are subject to examination by the United States federal jurisdiction, and, generally, fiscal year 2002 and thereafter are subject to examination by various state tax authorities.
In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48”. FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect the Company’s condensed consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of June 30, 2007, we had funds invested in auction rate securities which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) These investments were treated as available-for-sale under SFAS 115. The carrying value of these investments approximates fair market value. Due to the nature of these investments, we are not subject to significant market rate risk.
ITEM 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Quarterly Report, that due to a material weakness identified in our financial closing and reporting process and the non-timely filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2007, our disclosure controls and procedures are not effective in allowing for the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Securities and Exchange Commission’s rules and forms. Also, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by the Quarterly Report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that we filed or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We are taking steps to remediate these deficiencies in the future.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
We are involved in routine claims, proceedings and litigation arising in the normal course of our business. We do not believe any such claims, proceedings or litigation, either alone or in the aggregate, will have a material impact on our results of operations, financial position or liquidity.

ITEM 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None

(b)	None

(c)	None
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on May 16, 2007.
At the Annual Meeting of Stockholders, the stockholders voted to elect a Board of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified. The following directors were elected by the margins indicated:

	Number of Shares
	For	Withheld
Jeffrey Lubell	18,478,841	1,197,334
Joseph Coulombe	18,999,996	676,179
G. Louis Graziadio, III	16,211,203	3,464,972
Robert L. Harris	19,242,251	433,924
Mark S. Maron	19,378,186	297,989
Item 5. Other Information
None

ITEM 6. Exhibits.
The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated August 18, 2005, by and between the Company and True Religion Apparel, Inc., a Nevada corporation and the Company’s predecessor in interest (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

3.1	Certificate of Incorporation (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

3.2	Bylaws (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).

10.1	Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim, Inc. (incorporated by reference from our Form 10-KSB/A filed on April 6, 2005).

10.2	True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed on July 22, 2005).*

10.3	Letter dated July 1, 2005 amending the terms of the Discount Factoring Agreement between Merchant Factors Corp. and Guru Denim, Inc. (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005).

10.4	Standard Single-Tenant Sublease dated July 1, 2005 between L.A. Fabric Imports, Inc. and Guru Denim, Inc. for 1557 Rio Vista Ave. Los Angeles, California (incorporated by reference from our Form 10-Q Quarterly Report, filed August 15, 2005).

10.5	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from our Form 10-Q Quarterly Report, filed November 14, 2005).

10.6	Employment Agreement by and between the Company and Jeffrey Lubell dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed on January 10, 2006).

10.7	Lease Agreement by and among the Company, Guru Denim, Inc. and Rio Vista Industrial Investments, LLC dated May 28, 2004 (incorporated by reference from our 10-KSB Annual Report, filed on March 31, 2006).

10.8	Employment Agreement dated April 12, 2006 by and between the Company and Michael Buckley, effective as of April 24, 2006 (incorporated by reference from the Company’s Form 8-K Current Report, filed April 14, 2006).

10.9	Standard Industrial/Commercial Single-Tenant Lease – Gross dated May 17, 2006, among ADJ Enterprises, Ltd., Guru Denim, Inc. and the Company (incorporated by reference from our Form 8-K Current Report, filed April 14, 2006).

10.10	Amendment to Employment Agreement dated May 31, 2006, by and between Jeffrey Lubell and the Company (incorporated by reference from our Form 8-K Current Report, filed June 5, 2006).*

10.11	Letter dated June 8, 2006, amending the terms of the Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim, Inc. (incorporated by reference from our 10-Q/A filed on August 15, 2006).

10.12	Independent Contractor Agreement dated as of February 1, 2007, by and between Guru Denim, Inc. and L’Atelier (incorporated by reference from our Form 8-K Current Report filed on January 25, 2007).

10.13	Employment Letter, dated March 7, 2007, by and between the Company and Peter Collins (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).

10.14	Release and Consulting Agreement, dated March 7, 2007, by and among Charles Lesser, the Company and Guru Denim, Inc. (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).

10.15	Amendment to the True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).

10.16	Waiver and release Agreement, dated March 14, 2007, by and among Kymberly Gold-Lubell, the Company and Guru Denim, Inc. (incorporated by reference from our Form 8-K Current Report filed on March 16, 2007).

31.1	Certification of the Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
31.2	Certification of the Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.

By:	/s/ JEFFREY LUBELL

Jeffrey Lubell, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date:	September 24, 2007

By:	/s/ PETER F. COLLINS

Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	September 24, 2007