Form 10-K/A
period 2006-12-31
TRUE RELIGION APPAREL INC
filed 2008-05-01
CIK 1160858

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-51483

TRUE RELIGION APPAREL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	98-0352633 (I.R.S. Employer Identification Number)
2263 E. Vernon Ave. Vernon, California (Address of Principal Executive Offices)	90058 (Zip Code)

(323) 266-3072
(Registrant's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Common Stock, par value $0.001 per share (Title of Class)	Nasdaq Global Market (Name of Each Exchange on Which Registered)
Securities registered under Section 12(g) of the Act:
None (Title of Class)	None (Name of Each Exchange on Which Registered)

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common equity held by non-affiliates computed by reference to the price of $17.70 of the registrant's common stock on the Nasdaq Global Market as of June 30, 2006, the last business day of the registrant's most recently completed second quarter: $247,203,563. As of March 23, 2007, 23,427,986 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report incorporates information by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders that was filed with the SEC on April 13, 2007.

TRUE RELIGION APPAREL, INC.
FORM 10-K/A ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2006

i

EXPLANATORY NOTE

        We are amending our Annual Report on Form 10-K for the year ended December 31, 2006 (the "Form 10-K" or the "Original Filing"), to amend and restate our consolidated financial statements and other financial information for the years ended December 31, 2006, 2005 and 2004 with respect to errors in the accounting for stock-based compensation, errors in the tax treatment for certain stock-based compensation and certain other matters.

        On November 7, 2007, the Company announced that the Audit Committee of the Board of Directors determined that income tax expenses associated with the Company's compensation programs and recorded in the Company's previously issued financial statements were calculated incorrectly and consequently, the Company must restate its previously issued consolidated financial statements for the fiscal years ended December 31, 2006 and 2005, including the quarters therein, and the quarters ended June 30, 2007 and March 31, 2007. On that date, the Company also announced that the Audit Committee had concluded that, as a result of the pending restatement, the annual consolidated financial statements for the Company's fiscal years ended December 31, 2006 and 2005, each of the quarters during those fiscal years, and the quarterly condensed consolidated financial statements for fiscal 2007 appearing in the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, 2007 and March 31, 2007, should no longer be relied upon.

        Also on November 7, 2007, the Company announced that in connection with the review of the Company's compensation programs, it voluntarily commenced a review, with the advice and assistance of its new legal and tax advisors, of its historical equity granting practices.

        In consultation with its professional advisors, management conducted an extensive review of the Company's compensation programs, including its historical stock option and restricted stock practices and related accounting treatment from 2003 through 2007 (no awards were granted prior to 2003). The outside advisors were retained in 2007 and had no prior relationship with the Company. Management's review was led by the Company's new Chief Financial Officer and no member of management that participated in the prior grants was part of the team conducting the review.

        Management's review was designed to be comprehensive in scope and included a review of relevant documentation concerning the Company's bonus program, stock options and restricted shares; gaining an understanding of historical practices and procedures concerning stock option and restricted share grants; a review of relevant and accessible hard copy and electronic (including emails of particular former employees) documentation; discussions with relevant current employees and officers; and an analysis of legal, accounting, tax and other issues.

        As a result of it internal review, management made the following findings, and the Audit Committee of the Board of Directors has adopted management's conclusions:

  •
  there were irregularities in the granting procedures with respect to three grants of options in 2003 and 2004 resulting in the failure to properly account for stock based compensation expense during 2006, 2005 and 2004,

  •
  the Company improperly accounted for the 2004 acceleration of stock options vesting, resulting in additional compensation expense in 2007 and 2006,

  •
  the Company failed to withhold federal and state income and payroll taxes in connection with the exercise and vesting of stock options and restricted shares from 2004 through 2007 resulting in potential additional liability for taxes, penalties and interest,

  •
  the Company failed to withhold excise taxes under Section 409(A) of the tax code relating to deferred compensation in connection with the exercise of stock options during 2007, 2006 and 2005, and

  •
  the Company improperly recorded federal and state tax deductions for compensation paid to senior executives in excess of the $1.0 million limitation imposed by Section 162(m) of the tax code in 2007, 2006, and 2005.

        We also have corrected other quantitative and qualitative errors that were immaterial, in the financial statements included in the Form 10-K. In addition, we have corrected the provision for income taxes to account for the tax impact of these restatements. See Note 17 in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A for a discussion of these corrections and other reclassifications, and a reconciliation of amounts previously reported to those shown herein.

        We have not modified or updated the disclosures presented in the Form 10-K in this Annual Report on Form 10-K/A, except as required to reflect the effects of the restatements discussed above. Accordingly, this Annual Report on Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 27, 2007 or modify or update those disclosures affected by subsequent events or discoveries. Events occurring after the filing of the Form 10-K or other disclosures necessary to reflect subsequent events are addressed in our Quarterly Reports on Form 10-Q for the periods ending March 31, June 30, and September 30, 2007.

        We have not amended and do not intend to amend any of our previously filed Annual Reports on Form 10-K for the periods affected by the restatement or adjustments other than in this Annual Report on Form 10-K/A, or any of our previously filed Quarterly Reports on Form 10-Q for any period prior to December 31, 2006.

        The Company was unable to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, primarily due to the unavailability of reliable financial information. The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 is being filed concurrently with this Annual Report on Form 10-K/A, as well as the Company's Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2007 and June 30, 2007.

        As a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and our Annual Report on Form 10-K for the year ended December 31, 2007 on a timely basis, we are no longer eligible to use Form S-3 to register our securities with the Securities and Exchange Commission until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 month period prior to the filing of the registration statement for those securities.

        This Annual Report on Form 10-K/A should be read in conjunction with the Company's filing made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K. For the convenience of the reader, this amended Annual Report on Form 10-K/A sets forth the Original Filing in its entirety, as amended where necessary to reflect the restatement. The following items have been amended as a result of the restatements described above:

Part I—Item 1A—Risk Factors
Part II—Item 6—Selected Financial Data

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II—Item 8—Financial Statements and Supplementary Data
Part II—Item 9A—Controls and Procedures

Part III—Item 10—Directors and Executive Officers of the Registrant

Part III—Item 11—Executive Compensation

Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Part III—Item 13—Certain Relationships and Related Transactions

Part IV—Item 15—Exhibits and Financial Statement Schedules

CAUTIONARY STATEMENT

        The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. You can generally identify forward-looking statements as statements containing the words "will," "believe," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors" beginning on page 4 of this report.

        As used in this report, the terms "we," "us," "our," and "True Religion" mean True Religion Apparel, Inc. and our subsidiary Guru Denim, Inc., unless otherwise indicated.

PART I.

Item 1. Business.

Overview

        We design, develop, manufacture, market, distribute and sell high fashion denim jeans and other apparel including denim jackets, corduroy jeans and jackets, velvet jeans, fleece jeans and hooded sweatshirts, skirts, shorts, shirts, sweaters and sportswear. We currently manufacture, market, distribute and sell apparel under the brand name "True Religion Brand Jeans" to fashion-conscious consumers on five continents, including North and South America, Asia, Europe and Australia.

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

        Our products are sold in the United States to Nordstrom, Neiman Marcus (store and catalogue), Saks Fifth Avenue, Barney's New York, Henri Bendel, Bergdorf Goodman, Bloomingdales, Marshall Field's (now Macy's) and approximately 650 high-end boutiques and specialty stores throughout the United States. We sell through a commission-based independent contractor, L'Atelier, with showrooms in Los Angeles and New York. Our three largest customers in 2006 were Jameric, Inc. (our Japanese distributor), Nordstrom and Bloomingdales', which accounted for 25% of our 2006 revenues. In 2005, our three largest customers, Jameric, Nordstrom and Neiman Marcus comprised 40% of our revenues. In 2004, our largest clients were Jameric, Unifa Gmbh (our German distributor) and Neiman Marcus which accounted for 41% of our 2004 revenues.

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

        Wholesale Distribution.    We have both domestic and international wholesale distribution channels. Domestic wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading domestic wholesale customers include Nordstrom, Bloomingdale's, Neiman Marcus, Saks Fifth Avenue, and Barney's New York. Through our network of international distributors, our products are also found in major cities throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America.

        Retail Distribution.    At December 31, 2006, we operated four stores, three full-price retail stores and one factory outlet store. These stores range in size from 800 to 3,000 square feet. Our retail network creates an upscale and inviting shopping environment and enhances our image. Distribution through our retail stores allows us to influence the merchandising and presentation of our products, build brand equity and test market new product design concepts. Our retail stores carry a full assortment of men's, women's and children's merchandise. Our factory outlet store is located in one of the country's premier outlet mall, Desert Hills, located outside of Los Angeles.

Our Products

        Our principal products are the high fashion jeans, apparel and accessories that we design, market, distribute and sell through our wholly-owned subsidiary Guru Denim, Inc. under the True Religion Brand Jeans trademarks. These products are sold in the United States and abroad to upscale retailers and boutiques. In addition to denim jeans and jackets, we sell corduroy jeans and jackets, cotton, twill, linen and velvet pants and jackets, fleece sweat suits and hooded sweatshirts, skirts, knit shirts, t-shirts shorts and sportswear for men, women and children. Samples of our products can be viewed on our website located at www.truereligionbrandjeans.com.

        We currently sell men's, women's and children's styles. True Religion Brand Jeans are made with high quality fabrics from the United States, Italy, and Japan that are gently and naturally aged, hand finished and boldly stitched in multiple thread colors. Although we operate in a highly competitive market, what distinguish True Religion Brand Jeans products are the fit and the unique styling details. Our products are made to look, feel and fit like they have been owned for years. We believe that we have a competitive advantage in the detailing of the design, the quality of the fabric and the superiority of the fit.

        Our jeans are available in multiple vintage and premium washes all designed to create different looks and effects for day, evening, casual or dressy occasions. Various dark and medium vintages and the destroyed finish had been the largest sellers in prior years; however our newer variants, cleaner, less distressed washes sold extremely well in 2006, including the 'skinny' leg jean. A bleach version (off-white) is also available in most styles. In addition, our most popular men's and women's styles are also available in corduroy, cotton and twill in both darker (winter colors) and lighter (spring and summer) colors. We will continue to expand the overall product line with colored denim in 2007 and an increased assortment of jackets, shorts, cargo pants, mini-skirts, tops, shirts, sweat suits, cashmere sweaters and a variety of knit tops. In addition, we have produced our best styles in multiple fabrics and thread combinations, especially our Big-T stitching introduced in the beginning of 2005 and our Super Big-T stitching introduced in 2006.

Business Strategy

        Our strategy is to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest and most fashionable jeans and related apparel. We plan to limit distribution to the more exclusive boutiques, specialty stores and department stores in an effort to maintain the unique nature of our brand. Our True Religion Brand Jeans sell mostly in the range of $170 to $300 per pair at retail; however, we occasionally offer specialty items at higher prices. For our denim bottoms and other fabrications, we utilize contract manufacturers located in the United States so that we can brand our products as having been "Made in the U.S.A." Local manufacturing helps us control our costs, ensures fast turnaround of hot products and keeps fixed overhead to a minimum. Many of our jackets and children's products are manufactured in Mexico, and much of our shirts and sportswear is manufactured in the Far East. We plan to update our product offerings continually to be seen as a trend setter in the better jeans, apparel and accessories market.

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

        We do not own any production equipment. To remain competitive, in recent years we have increasingly sourced our finished products globally. During 2006, we sourced all of our men's and women's denim jeans from third-party suppliers located in Los Angeles. Most of these finished products are acquired as package purchases where we supply the design and fabric selection and the vendor delivers the finished product. Our production and sourcing staff in Los Angeles oversees aspects of apparel manufacturing, quality control and production, and researches and develops new sources of supply.

Sources and Availability of Raw Materials

        Our products use a variety of raw materials, principally consisting of woven denim, woven cotton and knitted fabrics and yarns. Historically, our contractors keep excess supply of raw materials in their factories to aid in speeding replenishment order times. We do not make commitments for raw materials in advance of sales.

Quality Control

        Our quality control program is designed to ensure that products meet our high quality standards. We monitor the quality of our fabrics prior to the production of garments and inspect prototypes of each product before production runs commence. We also perform random on-site quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in our distribution centers. We believe that our policy of inspecting our products at our distribution centers and at the vendors' facilities is important to maintain the quality, consistency and reputation of our products.

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

Government Regulation and Supervision

        Our operations are subject to the effects of international treaties and regulations such as the North American Free Trade Agreement ("NAFTA"). We are also subject to the effects of international trade agreements and embargoes by entities such as the World Trade Organization. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have an adverse impact on our business, by limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products.

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

Segment Information

        See Note 14, Segment Information, included in the consolidated financial statements in Part II—Item 8 of this Annual Report on Form 10-K.

Other Information

        We were incorporated in Nevada in 2001. In order to reincorporate in Delaware in 2005, we merged with and into True Religion Apparel (Delaware), Inc., which was our wholly-owned subsidiary formed pursuant to the Delaware General Corporation Law. The name of our Delaware corporation after the merger was "True Religion Apparel, Inc." Our principal executive offices are located at 2263 E. Vernon Ave., Vernon, California 90058, and our telephone number is (323) 266-3072. Our website is http://www.truereligionbrandjeans.com. Our Annual Reports on Form 10-K, 10-KSB, Quarterly Reports on Form 10-Q, 10-QSB and Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available, free of charge, on our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission by clicking on "Investor Relations" on our home page and proceeding to "SEC Filings." Additionally, our Corporate Code of Conduct, Board of Directors Code of Conduct, Corporate Governance Guidelines and charters for our Audit, Compensation and Nominating and Governance Committees are available on our Internet website by clicking on "Investor Relations" on our home page and proceeding to "Corporate Governance."

Item 1A. Risk Factors

The matters relating to restatement of the Company's consolidated financial statements may result in litigation and governmental enforcement actions.

        As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 17 "Restatement of Previously Issued Financial Statements" in Notes to Consolidated Financial Statements in this Annual Report on Form 10-K/A, we have restated our consolidated financial statements and other financial information for the years 2006, 2005, and 2004 with respect to errors in the accounting for stock-based compensation to employees and errors in the tax treatment for certain stock-based compensation and have corrected the provisions for income taxes to account for the tax impact of these restatements. The internal review and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, have diverted management's attention from our business, and could in the future harm its business, financial condition, results of operations and cash flows. As a result we have exposed the Company to risks associated with litigation, regulatory proceedings and government enforcement actions, including the risk that the SEC may disagree with the manner in which the Company has accounted for and reported, or not reported, the financial impact of the restatement which could result in the Company having to further restate its prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

        In November 2007, the Company received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the "September 10-Q"), the Company was not in compliance with the filing requirements for continued listing as set forth in marketplace Rule 4310(c)(14) and was therefore subject to delisting from the NASDAQ Stock Market. On February 13, 2008, the NASDAQ Listing Qualifications Panel granted the Company's request for continued listing, subject to the Company filing the September 10-Q, the Form 10-K for the year ended December 31, 2007, and any required restatements, with the SEC by March 17, 2008, which the Panel subsequently extended to April 30, 2008. On or before April 30, 2008, the Company filed the September 10-Q, the 10-K for the year ended December 31, 2007, and the restatements to the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 and the Annual Report on Form 10-K/A for the year ended December 31, 2006. The Company believes that it has remedied its non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ's affirmative completion of its compliance protocols. However, if the SEC disagrees with the manner in which the Company has accounted for and reported, or not reported, the financial impact of equity grants, there could be further delays in filing subsequent SEC reports that might result in delisting of the Company's common stock from the NASDAQ Global Market.

THE FOLLOWING RISK FACTORS INCLUDED IN THE ORIGINAL FILING HAVE NOT BEEN UPDATED FOR INFORMATION OR EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING.

        An investment in our stock involves a number of risks. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this annual report. If any of the risks discussed in this annual report actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment.

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

        Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. For example, sales of our products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the second and third quarters. Delays in scheduling or pickup of purchased products by our domestic customers could negatively impact our net sales and results of operations for any given quarter. Also, our annualized tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary at the end of each quarter, and it is highly sensitive to fluctuations in projected international earnings. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly operating results. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of for the full year. Any shortfall in revenues or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our common stock.

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

        We place orders with our manufacturers for some of our products prior to the time we receive all of our customers' orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition.

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

        While all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or public perception of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control their employees' employment conditions or the manufacturer's business practices, and the manufacturers act in their own interest, they may act in a manner that results in a negative public perception of us and/or employee allegations or court determinations that we are jointly liable for such improper practices.

If our competitors misappropriate our proprietary know-how and trade secrets, it could have a material adverse affect on our business.

        The loss of or inability to enforce our trademark "True Religion Brand Jeans" and the trademarked "Buddah" logo and other proprietary know-how and trade secrets could adversely affect our business.

        We depend heavily on trade secrets and the design expertise of Jeffrey Lubell and Zihaad Wells. If any of our competitors' copies or otherwise gains access to our trade secrets or develops similar products independently, we would not be able to compete as effectively. The measures we take to protect our trade secrets and designs may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

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

        We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring additional expenses and, to a lesser extent, diverting management's time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Our management is required under Section 404 to furnish a report regarding its internal controls over financial reporting. We have implemented processes documenting and evaluating our system of internal controls. As of December 31, 2006, management has identified one or more material weaknesses on the effectiveness of our internal controls, which could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

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

        We are from time to time party to claims and litigation proceedings (see "Legal Proceedings" below). Such matters are subject to many uncertainties and we cannot predict with assurances the outcomes and ultimate financial impacts of them. There can be no guarantees that actions that have been or may be brought against us in the future will be resolved in our favor or that the insurance we carry will be available or paid to cover any litigation exposure. Any losses resulting from settlements or adverse judgments arising out of these claims could have a material adverse effect on our financial condition and operations.

Our international operations involve inherent risk which could result in harm to our business.

        As a result of our international business, we are exposed to increased risks inherent in conducting business outside of the United States. In addition to increased difficulty in protecting our intellectual property rights and trade secrets, these risks include (i) fluctuations in foreign currency exchange rates, (ii) unexpected government action or changes in legal or regulatory requirements, (iii) social, economic or political instability, (iv) the effects of any anti-American sentiments on the True Religion brand or sales of our products, (v) increased difficulty in controlling and monitoring foreign operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for our foreign operations, and (vi) increased exposure to interruptions in air carrier or shipping services which could significantly adversely affect our Company's ability to obtain timely delivery of products from international suppliers or to timely deliver our products to international customers. Although we believe the benefits of conducting business internationally outweigh these risks, any significant adverse change in circumstances or conditions could have a material adverse effect on our financial condition and operations.

Item 1B. Unresolved Staff Comments.

        Not applicable.

Item 2. Properties.

        Certain information concerning our principal facilities, all of which are leased at December 31, 2006, is set forth below:

Location	Use	Approximate Area in Square Feet
2263 E. Vernon Ave. Vernon, California	Principal executive and administrative offices, design facilities, distribution and warehouse facilities, production control, and sourcing used by our wholesale and retail segments.	119,000
1525 Rio Vista Ave. Los Angeles, California	Our former headquarters consisted of approximately 20,000 square feet of combined office and warehouse space. We no longer use this facility. On February 15, 2007, this facility was 50% occupied, releasing the Company from a portion of its obligation.	20,000
1557 Rio Vista Ave. Los Angeles, California	Former distribution and warehousing facility used by our Wholesale segments. We no longer use this facility. On February 3, 2007, this facility was occupied, releasing the Company from any further obligation.	8,900

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

Item 3. Legal Proceedings.

        From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of our business. We do not believe that these routine matters are material to our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Item 6. Selected Financial Data.

        The consolidated balance sheet as of December 31, 2006 and 2005 and the consolidated statements of operations for the fiscal years ended December 31, 2006, 2005 and 2004 have been restated as set forth in this Annual Report on Form 10-K/A. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and related notes for the years ended December 31, 2006, 2005, and 2004 which are included elsewhere in this Annual Report on Form 10-K/A. Historical results are not necessarily indicative of the results to be expected in the future. The information presented in the following tables has been adjusted to reflect the restatement of the Company's financial results, which is more fully described in the "Explanatory Note" immediately preceding Part I, Item 1 and in Note 17,

"Restatement of Previously Issued Financial Statements" in Notes to Consolidated Financial Statements of this Form 10-K/A.

	2006	2005	2004	2003
	(as restated)	(as restated)	(as restated)
Statement of operations data:
Net revenue	$140,488,947	$103,219,165	$27,667,418	$2,355,332
Earnings (loss) from operations	34,976,716	31,469,944	6,298,793	(10,872)
Income taxes	14,035,168	13,125,669	2,464,244	—
Net income (loss)	21,745,903	18,439,801	3,834,549	(10,872)
Earnings (loss) per share:
Basic	$0.97	$0.85	$0.19	$0.00
Diluted	$0.92	$0.81	$0.19	$0.00
Weighted number of shares outstanding—basic	22,495,708	21,676,858	19,999,175	16,698,219
Weighted number of shares outstanding—diluted	23,608,343	22,657,226	20,494,156	16,698,219

	2006	2005	2004	2003
	(as restated)	(as restated)	(as restated)
Balance sheet data:
Working capital	$58,844,413	$30,337,290	$7,105,836	$813,841
Total assets	$79,750,276	$44,162,940	$13,448,555	$1,472,394
Stockholders' equity	$64,146,559	$31,574,030	$7,604,131	$882,381

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The discussion and analysis set forth below in this Item 7 has been amended to reflect the restatement as described in the Explanatory Note to this amended Annual Report on Form 10-K/A and in Note 17 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports. The pretax impact of these adjustments resulted in a change to our taxable income and we have recorded changes in our provision for income taxes of $(0.3) million, $0.7 million and $(0.1) million for the years ended December 31, 2006, 2005 and 2004, respectively. The net of tax impact of the restatements on the Company's results of operations amounted to $(2.7) million, $(1.0) million and $(0.4) million in 2006, 2005 and 2004, respectively.

        The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K/A. The following discussion and analysis contains forward-looking statements which involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set for under the heading "Statements Regarding Forward Looking Disclosures and Risk Factors" included elsewhere in this Form 10-K/A.

Overview

        Through our wholly-owned subsidiary Guru Denim, Inc., we design, develop, manufacture, market, distribute and sell high fashion denim jeans and other apparel including denim jackets, corduroy jeans and jackets, velvet jeans, fleece jeans and hooded sweatshirts, jackets, skirts, shorts, shirts, sweaters and sportswear. We currently manufacture, market, distribute and sell apparel under the brand name "True Religion Brand Jeans" to fashion-conscious consumers on five continents, including North America, Asia, Europe, Australia and South America.

        We market and distribute our products by attendance at industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell our products in its respective territory. In 2006 we had a commissioned sales agent in the United States earning sales commissions at 5-8%. We currently have agreements with international distributors covering more than 50 countries on six continents. Our international distributors purchase products from our Company at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense and they ship to and collect payment from their customers directly.

        Our products are sold in the United States to Nordstrom, Neiman Marcus, Saks Fifth Avenue, Barney's New York, Henri Bendel, Bergdorf Goodman, Bloomingdale's, Marshall Field's (now Macy's) and approximately 650 high-end boutiques and specialty stores throughout the United States. We sell through a commission-based independent sales agent, L'Atelier, which has showrooms in Los Angeles and New York. Our three largest customers in 2006 were Jameric, Inc. (our Japanese distributor), Nordstrom and Bloomingdales', which accounted for 25% of our 2006 net sales. In 2005, our three largest customers, Jameric, Nordstrom and Neiman Marcus, comprised 40% of our net sales. In 2004, our largest customers were Jameric, Unifa Gmbh (our German distributor) and Neiman Marcus which accounted for 41% of our 2004 net sales.

        At December 31, 2006, we operated four stores, three full-price retail stores and one factory outlet store. These stores range in size from 800 to 3,000 square feet. Our retail network creates an upscale and inviting shopping environment and enhances our image. Distribution through our retail stores allows us to influence the merchandising and presentation of our products, build brand equity and test market new product design concepts. Our retail stores carry a full assortment of men's, women's and kid's merchandise. Our factory outlet store is located in one of the country's premier outlet malls, Desert Hills, located outside of Los Angeles. The business segments of the Company are wholesale and retail. Information relating to these segments is summarized in Note 14 to the Consolidated Financial Statements. The retail segment includes the Company's retail operations as well as e-Commerce sales. The wholesale segment includes the wholesale operations in North America and internationally, through our international distributors.

Executive Summary

        The Company continued to see strong growth in its business which resulted in another solid financial performance for the fiscal year. The Company benefited from continuing penetration of premium denim in high-end department stores throughout the United States, retail store expansion and an expanded product mix. These improvements resulted in a 36% increase in net revenues to $140.5 million in 2006 from $103.2 million in 2005. Overall, the Company improved gross margins by 175 basis points in 2006 as compared to 2005, from 51% to 53%. The growth in the overall gross margin was due to the increased volume of sales in the high margin retail business, improved leverage of premium department store occupancy and better product sourcing. The factors listed above drove a 18% increase in profitability in 2006 with net earnings of $21.7 million, or diluted earnings per share of $0.92, compared with net earnings of $18.4 million, or diluted earnings per share of $0.81, in 2005.

        The Company continued to significantly develop its financial strength as shown in its balance sheet. We ended the year with $44.9 million in cash and cash equivalents versus $12.4 million a year ago. During 2006 we successfully negotiated our first license agreements for certain product categories, including headwear, footwear and outerwear. In 2006 we received over $0.3 million in minimum guaranteed license payments related to these agreements, most of which was collected in the fourth quarter. In addition, these license agreements provide for minimum future payments of $8.7 million to be collected between now and 2011.

        Consolidated accounts receivable decreased by $1.4 million from 2005, primarily due to a reduction in the balance owed by our Japanese distributor. Inventory at the end of 2006 was $9.3 million compared to $10.1 million at the end of 2005, a decrease of $0.8 million, due to tighter inventory controls and faster inventory turns.

        While wholesale operations continue to be the major proportion of our overall business, as our retail businesses expand, we expect to continue to see improvements in the domestic retail gross margin. Our products were sold domestically in approximately 840 doors at the end of 2006, compared with approximately 770 doors at the end of 2005. Retail segment revenue, including full-priced retail, factory outlet, and E-commerce, jumped to $5.0 million during 2006 from $1.4 million in 2005. This growth was driven by the ongoing national retail rollout. The growth in retail revenue reflects the ongoing attraction of our successful product assortment to fashion-conscious women and men. We ended the year with a total of four stores in the United States of which three were full priced retail and one factory outlet store. At December 31, 2006, we had executed lease agreements for an additional seven stores (six full priced and one outlet) of which six will be opening in 2007.

        Earnings from operations increased by $3.5 million to $35.0 million in 2006 compared to $31.5 million in 2005. This increase was primarily driven by higher sales volumes and improved gross profit, partially offset by higher expenses.

        These positive results are being driven by focusing on our core strengths and 2006 initiatives which included:

        Further grow our retail business. With a focus on profitably growing our retail business, in 2006 we increased our store count by three stores, and we opened three additional stores in the first three months of 2007, bringing our store count to seven. As of March 26, 2007, we plan to open another eight stores in 2007.

        New product design and delivery. Our success depends on our ability to frequently introduce new styles and product lines as well as design products in anticipation of consumers' ever-evolving preferences. This includes building our existing product lines with updates to proven sellers as well as creating new styles that we believe will become core to the line in upcoming seasons. Our focus in 2006 was primarily on updating many key sellers in our current lines and growing our product offering. We will continue to broaden our product offering with new lines that do not directly compete with our existing brands and allow us the opportunity to broaden the targeted demographic profile of our consumer base, increase our shelf space and enter into new doors without detracting from existing business.

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

Financial Condition, Liquidity and Capital Resources

        At December 31, 2006, we had working capital of $58.8 million. At December 31, 2006, we had total assets of $79.8 million of which $44.9 million consisted of cash and cash equivalents. At December 31, 2006, we had total liabilities of $15.6 million.

Assets.

        Our current assets totaled $74.0 million, $42.9 million and $12.9 million at December 31, 2006, 2005, and 2004, respectively. Total assets were $79.8 million, $44.2 million and $13.4 million at December 31, 2006, 2005, and 2004, respectively. The increase in current assets is primarily due to: the generation of cash; the growth in accounts receivable; and construction of new stores. At December 31, 2006, our assets consisted primarily of: cash and cash equivalents of $44.9 million; net accounts receivable totaling $6.5 million; due from factor of $9.5 million; and inventory of $9.3 million.

Liabilities and Working Capital.

        Our current liabilities totaled $15.2 million, $12.6 million and $5.9 million at December 31, 2006, 2005, and 2004, respectively. This resulted in working capital of $58.8 million, $30.3 million and $7.1 million at December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006, our only long-term liability consisted of deferred rent related to our retail leases throughout the country. We had no long term liabilities in 2005 and 2004. The increase in liabilities in 2006 is primarily due to accounts payable and accrued expenses.

Cash Requirements and Additional Funding.

        We generated financial growth primarily through cash flows provided by operating activities. In 2006 and 2005, we had no financing activities other than the exercise of employee stock options, which amounted to approximately $244,000 and $870,000 in 2006 and 2005, respectively and the excess tax benefit on stock-based compensation in 2005 of $1.6 million. In 2004, financing activities generated net cash of $2.0 million, comprised principally of proceeds from the sale of our common stock and warrants to purchase common stock. Cash flows provided by operating activities generated $32.1 million, $13.2 million and $1.3 million in 2006, 2005, and 2004, respectively. Cash and cash equivalents increased by $32.4 million to $44.9 million in 2006. The large increase in cash is partially attributable to the Company's decision to sell all of its marketable securities and purchase cash equivalents.

        We continue to generate strong cash flow from operating activities and we are able to finance growth from ongoing activities without need of issuing debt. We plan to finance our capital expenditures, consisting of computers, furniture and equipment, as well as the opening of a future retail stores with cash from operations.

Results of Operations

The year ended December 31, 2006 vs. December 31, 2005

        We recorded net sales of $140.5 million for the year ended December 31, 2006 and $103.2 million for the year ended December 31, 2005, an increase of $37.3 million or 36%. Gross profit for the year ended December 31, 2006 was $75.0 million and $53.3 million for the year ended December 31, 2005, or 53.4% of net sales in 2006 compared to 51.7% of net sales for 2005.

        In the year ended December 31, 2006, most of our sales were made in North America, Asia and Europe. Sales to the United States customers were $104.0 million (74%) of total year sales. Sales to our Japanese distributor, Jameric, Inc., were approximately $15.0 million and 11% of total year sales. During the year ended December 31, 2006 we maintained international distributors in Asia, Europe, South America, the Middle East, Australia and Africa which collectively contributed approximately $21.5 million in sales for the year ending December 31, 2006. Our retail operations had sales of $5.0 million. During the year ended December 31, 2006 sales to department stores, including Nordstrom, Bloomingdale's, Saks Fifth Avenue, Barney's New York and Neiman Marcus, equaled 35% of sales made in the United States.

        Gross profit increased $21.7 million or 40.7% to $75.0 million for the year ended December 31, 2006, from $53.3 million for the year ended December 31, 2005. The increase in gross profit primarily resulted from increased sales in all segments and improved gross margin in the wholesale and retail segments. Gross margin (gross profit as a percentage of total net revenues) increased 175 basis points to 53.4% for the year ended December 31, 2006, from 51.7% for the year ended December 31, 2005. The growth in the overall gross margin was due to the increased volume of sales in the high margin retail business, a reduction in lower-margin international wholesale sales and better product sourcing. The Company's gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling and shipping expenses.

        Retail expense increased from $0.3 million to $2.3 million for the year ended December 31, 2006, representing the growth in staffing and ongoing rollout of the True Religion retail model. Retail expenses primarily consist of payroll expense, rent, depreciation and credit card fees. It is anticipated that as more retail outlets are opened, retail expenses will increase.

        Selling and shipping expenses totaled $15.8 million for the year ended December 31, 2006. The increase is due to increased sales commissions ($7.2 million for the year ended December 31, 2006 versus $5.3 million for 2005) on higher sales levels, increased staffing to support future growth and expanded design efforts. Components of our selling and shipping expenses include the departments of: customer service, shipping, marketing, production and design, which increased from $1.3 million to $3.0 million due to an increasing number of design samples made and an increase in staffing from six to 16. The shipping department increased by over $0.6 million due to increased rent on warehousing facilities and increased volume.

        General and administrative expenses for the year ended December 31, 2006 totaled $18.9 million compared to $9.4 million for the year ended December 31, 2005. The increase is due to a number of factors. Legal and outside professional fees increased to $2.9 million during the year ended December 31, 2006 from $1.2 million during the year ended December 31, 2005. This increase in professional fees was due primarily to: professional fees involved in Sarbanes-Oxley Act of 2002 Rule 404 compliance; litigation fees for The Indigo Group USA matter; and increased expenses related to trademark protection globally. Non-cash compensation expense of $6.7 million accounted for almost half of the total increase. This expense results from the ongoing issuance of the Company's common stock to officers and employees as long term incentive compensation. The Company's adoption of Statement of Financial Accounting Standard No. 123(R)—"Share-Based Payment" required the recognition of $2.99 million in stock option expense.

        Our income before income taxes for the years ended December 31, 2006 and 2005 was $35.8 million and $31.6 million, respectively. The increase in net income is due primarily to the increase in sales of True Religion Brand Jeans apparel products. We normally accrue for federal and state income taxes at a combined rate of 40%; however, certain benefits, including the extraterritorial income exclusion on foreign sales, state taxes and enterprise zone tax credits, resulted in a lower overall effective tax rate for 2006. Net income for the years ended December 31, 2006 and 2005 was $21.7 million and $18.4 million, respectively.

The year ended December 31, 2005 vs. December 31, 2004

        We recorded sales of $103.2 million for the year ended December 31, 2005 and $27.7 million for the year ended December 31, 2004. All of these sales were of our True Religion Brand Jeans. Gross profit for the year ended December 31, 2005 was $53.3 million and $13.2 million for the year ended December 31, 2004, or 51.7% compared to 47.5% for 2004.

        The increase in sales and gross profit is due primarily to the growth of our brand and our markets, both of which were in the formative stages in 2004. During the year ended December 31, 2005, most of our sales were made in the United States, Japan, Canada, Mexico, and Europe. Sales to United States customers were approximately $56.5 million and 55% of total year sales. Sales to our Japanese distributor, Jameric, Inc., were approximately $29.5 million and 29% of total year sales. During the year ended December 31, 2004 we added international distributors in Germany, Spain, France, Holland, Belgium, Scandinavia, Italy, Mexico, Canada, Russia, the Middle East, Korea and South Africa and these countries contributed approximately $15.0 million in sales for the year ended December 31, 2005. Our Internet website, implemented in 2005, contributed $0.5 million in sales in the year ended December 31, 2005 and our initial company owned retail store opened in December 2005 and had sales of $0.2 million for the month of December 2005. During the year ended December 31, 2005 sales to department stores, including Neiman Marcus, Nordstrom, Saks Fifth Avenue, Bloomingdale's and Barney's New York, equaled 35% of sales made in the United States.

        Selling and shipping expenses totaled $10.0 million for the year ended December 31, 2005 compared to $3.4 million for the year ended December 31, 2004. The significant increase is due to increased sales commissions ($5.3 million for the year ended December 31, 2005 versus $1.6 million for 2004) on higher sales levels and to the fact that we had limited staff and had only just begun to develop our production and customer service departments during the year ended December 31, 2004. Components of our selling and shipping expenses include purchases of sample fabrics ($0.3 million during the year ended December 31, 2005, versus $0.1 million during the year ended December 31, 2004), and travel and trade show expense ($0.5 million during the year ended December 31, 2005 versus $0.3 million during the year ended December 31, 2004). Salaries for design personnel, patternmakers, sample sewers, production staff, quality control staff and warehouse staff totaled $1.8 million for the year ended December 31, 2005, as opposed to $1.0 million for the year ended December 31, 2004.

        General and administrative expenses for the year ended December 31, 2005 totaled $9.4 million as compared to $3.3 million for the year ended December 31, 2004. The increase is due to a number of factors. Legal and outside professional fees increased to $1.4 million during the year ended

December 31, 2005 from $0.4 million during the year ended December 31, 2004. This increase in professional fees was due primarily to increased legal and professional fees involved in combating counterfeiting of our jeans, increased trademark expenses, litigation fees for the matters involving Joseph Canouse and The Indigo Group USA, increased legal expenses due to introduction of an independent board of directors and other compliance with and the complexity of the securities laws under the Sarbanes-Oxley Act of 2002. Salary to our Chief Executive Officer increased to $1.9 million during the year ended December 31, 2005 from $1.0 million for the year ended December 31, 2004. General and administrative expenses for the year ended December 31, 2005 also included a non-cash compensation expense of $1.2 million. In addition, general and administrative expenses for the year ended December 31, 2005 included: $0.5 million for year-end employee bonuses; $0.1 million in NASDAQ filing fees; $0.3 million for outside director compensation; and legal settlement expense of $2.1 million. See Note 12 to the Consolidated Financial Statements for further information.

        Our first retail store opened on December 2, 2005 and had total operating expenses of $0.1 million for the year ended December 31, 2005. Components of the expenses included rent, salaries and wages and amortization of leasehold improvements.

        Our income from operations was $31.5 million for the year ended December 31, 2005 compared to $6.3 million for the year ended December 31, 2004. Other income/expense for the year ended December 31, 2005 included: interest income net of interest expense; gains on marketable securities; other income including legal recoveries from counterfeiters.

        Our income before income taxes for the year ended December 31, 2005 and the year ended December 31, 2004 was $31.5 million and $6.3 million, respectively. The increase in income before income taxes is due primarily to the large increase in sales of True Religion Brand Jeans, both domestically and internationally. Net income for the year ended December 31, 2005 and 2004 was $18.4 million and $3.8 million, respectively.

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

        Merchant Factors Corp. has agreed to advance to Guru Denim up to 85% of those of Guru Denim's pre-approved net receivables and Guru Denim has agreed:

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

Seasonality

        The Company's business is impacted by the general seasonal trends characteristic of the apparel and retail industries. Domestic retail operations are generally stronger in the third and fourth quarters, and domestic wholesale operations generally experience stronger performance in the third quarter. As the timing of the shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year.

Inflation

        The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on net revenue or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are sold, management does not believe that foreign rates of inflation have had a material adverse effect on its net sales or profitability.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States ("GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

        Inventory.    Inventory is valued at the lower of cost or market. Cost is determined by the average-cost method. At December 31, 2006, inventory consisted of finished goods and work in process.

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

        Stock-based Compensation.    Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" using the modified prospective transition method. Among other items, SFAS No. 123R eliminates the use of Accounting Principles Board ("APB") No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company considers its policies related to share-based compensation to be a critical accounting policy.

Impact of Recent Accounting Pronouncements

        In February 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided a company has not yet issued financial statements, including interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operation, or cash flows.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140." SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS No. 156 is not expected to have an impact on our financial position, results of operations or cash flows.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48") an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

        FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, de-recognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of our income tax provision. Thus, our reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis.

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

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements," ("SAB 108") which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. At December 31, 2006, the Company has adopted the provisions of SAB 108 and determined that no adjustment to the current year is necessary.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on the consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the requirements of SFAS No. 158 and have not yet determined the impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Exchange Rate Risk

        The Company received United States dollars ("USD") for all product sales and licensing revenue during the year ended December 31, 2006. Inventory purchases from contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of certain contract manufacturers, which may have the effect of increasing the cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs.

Item 8. Financial Statements and Supplementary Data.

        The information required by this Item is incorporated herein by reference to the Consolidated Financial Statements and Supplementary Data listed in Item 15 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. CONTROLS AND PROCEDURES

        We are committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

        Our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.

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

Restatement

        We recently completed a voluntary review of our historical equity award practices. The results of the equity award review and the restatement of our financial statements are discussed in the Explanatory Note on page 2 of this Annual Report on Form 10-K/A and in Note 17, Restatement of Consolidated Financial Statements, in the consolidated financial statements in this Annual Report on Form 10-K/A.

Evaluation of Disclosure Controls and Procedures.

        At the time that the Company's Annual Report on Form 10-K for the year ended December 31, 2006 was originally filed, the Company's management concluded that the Company's disclosure controls and procedures as of December 31, 2006 were not effective. In connection with the filing of this amended Annual Report on Form 10-K/A, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our CEO and CFO also concluded that our disclosure controls and procedures were not effective at December 31, 2006 due to the material weaknesses in internal control described in Management's Report on Internal Control Over Financial Reporting.

Weaknesses Reported in Our Original Filing

        We reported the following weaknesses in the Original Filing:

  Management's Consideration of the Calculation of the Income Tax Provision for the period ended September 30, 2006

        During the quarter ended September 30, 2006, the Company incorrectly calculated its provision for income taxes and related deferred tax assets resulting in an adjustment of approximately $900,000 to increase income tax expense for the three and nine month periods ended September 30, 2006, an approximately $166,000 increase to deferred tax assets and an approximately $1.07 million decrease to prepaid income taxes as of September 30, 2006. Management has concluded that a material weakness existed over the calculation of provision for income taxes and related deferred tax assets, which had not been fully remediated by December 31, 2006.

        We have taken the following steps as of the date of this filing to correct this identified weakness: The procedure in place through September 30, 2006 was for the Company to perform the calculation of the income tax provision internally and have the Company's calculation reviewed by an external independent tax specialist. The Company determined that a more effective procedure would be to have an external independent tax specialist prepare the income tax provision, and then have it reviewed by a second independent tax specialist in addition to Company management, including a more robust system of approval and sign-off procedures. We believe this new set of procedures will allow us to prevent or detect significant possible errors in the income tax provision in a timely manner.

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

  Management's Consideration of the Review of Unrecorded Liabilities for the period ended December 31, 2006

        During the year ended December 31, 2006, our Independent Registered Public Accounting Firm discovered material errors in accounting for the completeness of accounts payable and accrued expenses. As a result of the discovery of these errors, the Company recorded approximately $1.02 million of accruals or expenses for the year ended December 31, 2006. These errors were not discovered by our internal controls over our year end search for unrecorded liabilities. Management concluded this constitutes a material weakness with respect to the controls over our search for unrecorded liabilities.

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

Internal Control Over Financial Reporting

        The following information required under this item is filed as part of this Amended Annual Report:

Page
Management's Report on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accountant	F-4

        Notwithstanding the material weaknesses described in Management's Report, our management has concluded that our consolidated financial statements for the period covered by and included in this Amended Annual Report on Form 10-K/A are prepared in accordance with U.S. Generally Accepted Accounting Principles and fairly present in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Remediation Measures

        As described above, the Company has recognized that its internal controls over financial reporting are not adequate. Since the filing of its September 30, 2006 quarterly report, the Company has taken actions that are intended to remediate its material weaknesses in internal control over financial reporting. These actions include those identified above under Weaknesses Identified in our Original Filing and include the following:

  •
  Hired finance and accounting department management that is more experienced in selecting the correct accounting policies for, and establishing policies, procedures and controls to record and report, the Company's business transactions;

  •
  Implemented formal procedures and controls to record and report all material business transactions timely (this effort is on-going);

  •
  Hired additional accounting department personnel;

  •
  Engaged new income tax and internal-control-over-financial-reporting advisors.

Item 9B. Other Information.

        None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

        The information required by this item can be found under the captions "Director Compensation", "Executive Officers and Compensation", and "Other Matters" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year and is incorporated herein by reference.

        With respect to Item 406 of Regulation S-K, our Code of Conduct is available on our Internet website, www.truereligionbrandjeans.com, by clicking on "Investor Relations" on our home page and proceeding to "Corporate Governance".

Item 11. Executive Compensation

        The information set forth below in this Item 11 has been amended to reflect the restatement as described in the Explanatory Note to this amended Annual Report on Form 10-K/A and in Note 17 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. For this reason, the data set forth in this section may not be consistent to data in our previously filed Annual Reports.

EXECUTIVE OFFICERS AND COMPENSATION

Executive Officers

        All of our executive officers serve at the discretion of our Board. The persons listed below are our executive officers:

Name	Age	Positions With Our Company
Jeffrey Lubell	51	Chairman of the Board and Chief Executive Officer
Michael F. Buckley	43	President
Peter F. Collins	42	Chief Financial Officer
Daryl Rosenberg	40	Chief Operating Officer

        Biographical information regarding each executive officer other than Jeffrey Lubell is set forth below. Jeffrey Lubell's biographical information is set forth above under "Election of Directors."

        Michael F. Buckley became the President of our company on April 24, 2006. Prior to joining our company, from 2001 to 2005, Mr. Buckley was the President and Chief Executive Officer of Ben Sherman Group, Ltd's North America division until it was purchased by Oxford Industries. Ben Sherman is a UK-based apparel and footwear company involved in the wholesaling, retailing, licensing, manufacturing and importing of men's, women's and children's apparel, footwear and accessories. Prior to Ben Sherman, Mr. Buckley was a Vice President of Diesel Jeans U.S.A. from 1996 to 2001. In this role, he oversaw all U.S.-based retail and financial operations of the company.

        Peter F. Collins became the Chief Financial Officer of our company on March 26, 2007. Mr. Collins served as divisional vice president, corporate controller and principal accounting officer for Nordstrom, Inc. from 2004 to March 2007. From 2002 to 2004, Mr. Collins served in various financial roles with Albertson's, Inc., most recently as group vice president and controller. Prior to that, from 1998 until 2002, Mr. Collins was a partner with Arthur Andersen, serving clients in the healthcare, retail, distribution and manufacturing industries. Mr. Collins is a certified public accountant and holds a bachelor's degree in accounting from Santa Clara University.

        Daryl Rosenberg became the Chief Operating Officer of our company on June 1, 2006. Prior to joining our company, Mr. Rosenberg was the Vice President of Pre-Production of Life Energy Intelligence, Inc. From 1992 to 2005, Mr. Rosenberg served Life Energy Intelligence, most recently as its Vice President of Pre-Production. In that role, Mr. Rosenberg was responsible for producing, sourcing, importing and distributing over three million garments monthly. He also was responsible for building Life Energy Intelligence's distribution facility in Los Angeles and a company-owned manufacturing plant in San Luis, Mexico.

Compensation Discussion and Analysis

        This discussion and analysis will focus on the following: (1) the objectives of the executive compensation policies and practices; (2) the actions or behaviors the compensation program is designed to reward; (3) each element of compensation; (4) the rationale for each element of compensation; (5) the methodologies utilized by us in determining the amounts to pay for each element; and (6) how the elements of compensation and our rationale for each element fit together within our overall compensation objectives.

Compensation Philosophy

        Our executive compensation program is designed with the following primary objectives: (1) provide proper incentive to management to maximize performance in order to serve the best interests of our stockholders; (2) compensate executive officers at a level and in a manner that enables us to attract, motivate and retain highly qualified and productive executives; and (3) ensure the long-term commitment of the current management team, which is a crucial factor in our future performance.

        In keeping with these objectives, our compensation program has been designed to: (1) align the interests of the executive officers with the interests of our stockholders; (2) ensure the long-term commitment of the management team; and (3) ensure direct accountability for both our overall performance and for the individual executive's performance and contribution to our overall performance.

Elements of Compensation

        This section of the Compensation Discussion and Analysis describes the elements of compensation, why they were selected, how the amounts of each element are determined and how the different elements fit together within our compensation objectives.

        The elements of compensation include: (1) employment agreements; (2) base salary; (3) bonuses; (4) long-term incentive awards (equity awards); (5) fringe benefits; and (6) change in control provisions in employment agreements.

Employment Agreements

        Compensation of our Chief Executive Officer (Jeffrey Lubell), President (Michael F. Buckley) and current Chief Financial Officer (Peter F. Collins) is paid in accordance with their respective employment agreements or, in the case of Mr. Collins, his employment offer letter, which are described below under the heading "Employment Contracts and Termination of Employment and Change in Control Agreements." The Compensation Committee believes that these employment agreements and the employment offer letter are an important part of ensuring the long-term commitment of these officers. Additionally, our former Chief Financial Officer (Charles A. Lesser) and former Vice President, Women's Design (Kymberly Gold-Lubell) were compensated during 2006 in accordance with their employment agreements, which have since been terminated.

Base Salary

        The base salaries of our executive officers are determined by market comparison taking into account individual performance, experience and level of responsibility. Salaries are designed to be competitive within the marketplace as one of the elements in attracting, motivating and retaining the management team.

Bonuses

        For 2006, bonuses paid to our Chief Executive Officer, President, former Chief Financial Officer and former Vice President, Women's Design were based on our earnings before interest and taxes (EBIT), as set forth in the executive officers' employment agreements. The target performance goals for our Chief Executive Officer and President in 2007 and beyond will be determined by our Compensation Committee. Our current Chief Financial Officer is eligible to receive a bonus for 2007 of up to 150% of his base salary based on our EBIT, as set forth in his employment offer letter. The target performance goals for our Chief Financial Officer in 2008 and beyond will be determined by our Compensation Committee. We consider bonuses to be an important element in attracting, motivating and retaining these members of the management team.

Long-Term Incentive Compensation

        Our Compensation Committee believes that the long-term commitment of our current management team is a crucial factor in our future performance. One of the elements used to promote the long-term performance and commitment of management is long-term incentive compensation realized by grants of restricted stock to executive officers. These grants are made based upon an assessment by our Compensation Committee of each executive officer's individual performance and contribution to our performance. Restricted stock grants aid in the retention and to align the interests of executive officers with those of our stockholders. Equity grants link management interests with stockholder interests and motivate executive officers to make long-term decisions that are in the stockholders' and our best interests and also to provide an incentive to maximize stockholder value.

Perquisites

        We offer certain perquisites to our executive officers to allow the executives to focus on corporate strategy and enhancing shareholder value, to provide competitive pay packages and, in certain circumstances, to entertain customers.

Change in Control Provisions

        Our Chief Executive Officer, President and current Chief Financial Officer have change in control provisions in their employment agreements or employment offer letter. These provisions grant these officers certain compensation and accelerated vesting of equity awards in the event that a change in control occurs. These provisions are based on market comparison and are an important element in the retention of these executive officers.

Relationship Between Elements and Objectives

        In determining the total amount and mixture of the compensation package for each executive officer, our Compensation Committee subjectively considers individual performance, including past and expected contributions, overall performance, long-term goals and such other factors as our Compensation Committee determines to be appropriate. The use of both cash compensation (salary and bonus) and long-term compensation (equity awards) achieves the objective of attracting, motivating and retaining executive officers and employees. Long-term compensation realized through the use of equity awards achieves the objectives of aligning management's interests with stockholders' interests, and ensuring the long-term commitment of the management team.

Other Factors and Considerations

Timing of Grants of Restricted Stock

        We do not have, nor do we intend to have, a program, plan or practice to select the grant dates of restricted stock for executive officers in coordination with the release of material non-public information. It is our practice to use the actual grant date when granting restricted stock. The grant dates used are usually the dates when our Board of Directors or the Compensation Committee approved the grants or when our Board of Directors or the Compensation Committee set an effective grant date (usually within a short period of time after approval).

Basis for Using Different Forms of Equity Awards for Long-Term Incentive Compensation

        Prior to June 2005, we granted stock options to our executive officers and employees as a means of realizing long-term incentive compensation. In June 2005, our Board of Directors decided that we would utilize restricted stock instead of stock options in the future as a means of realizing long-term incentive compensation. This was due to the fact that accounting rules for the grants of stock options changed in a manner that caused us to be required to expense the stock options, reducing one of the potential benefits of using the options, and due to what we perceive as a trend towards the use of restricted stock by corporations to ensure a measurable benefit to the executives over time.

        In January 2006, our Compensation Committee approved grants of an aggregate of 255,000 shares of restricted stock to our Chief Executive Officer, former Chief Financial Officer and former Vice President, Women's Design under our 2005 Stock Incentive Plan. Such grants were made effective on January 4, 2006. Such shares vest as follows: 1/4 on January 4, 2006, 1/2 on January 4, 2007 and 1/4 on January 4, 2008.

        In April 2006, our Compensation Committee approved a grant of 100,000 shares of restricted stock to our President under our 2005 Stock Incentive Plan. Such grant was made effective on April 24, 2006. Such shares vest as follows: 1/3 on April 24, 2007, 1/3 on April 24, 2008 and 1/3 on April 24, 2009.

        In May 2006, our Compensation Committee approved a grant of 10,000 shares of restricted stock to our Chief Operating Officer under our 2005 Stock Incentive Plan. Such grant was made effective on June 1, 2006. Such shares vest as follows: 1/3 on June 1, 2007, 1/3 on June 1, 2008 and 1/3 on June 1, 2009.

        In December 2006, our Compensation Committee approved grants of an aggregate of 305,000 shares of restricted stock to our Chief Executive Officer, President, Chief Operating Officer and former Vice President, Women's Design under our 2005 Stock Incentive Plan. Such grants were made effective on January 2, 2007. Such shares vest as follows: 1/3 on January 2, 2007, 1/3 on January 2, 2008 and 1/3 on January 2, 2009.

Executive Management's Involvement in Compensation Policies

        Our Compensation Committee determines the compensation of our officers, including our Chief Executive Officer, and our directors, and reviews the compensation arrangements of all non-officer employees. Our Chief Executive Officer makes recommendations to our Compensation Committee regarding the compensation of our officers and employees.

Accounting and Tax Implications

        Our Compensation Committee periodically reviews the potential implications of Section 162(m) of the Code. This section precludes a public corporation from taking a tax deduction for individual compensation in excess of $1 million for its named executive officers unless the compensation is performance-based within the meaning of Section 162(m). Although our Compensation Committee will consider various alternatives for preserving the deductibility of compensation payments, the committee reserves the right to award compensation to the executives that may not qualify under Section 162(m) as deductible compensation.

Engagement of Compensation Consultant; Market Comparison

        In 2006, our Compensation Committee engaged a compensation consultant, Towers Perrin, to serve as an independent advisor to the committee regarding compensation for our executive officers. Towers Perrin prepared for our Compensation Committee a competitive analysis of compensation for each executive officer utilizing comparable company compensation data and size and industry appropriate broad survey data and advice around short and long-term incentive programs. Our Compensation Committee has engaged Towers Perrin to serve as a compensation consultant in 2007. We will review the companies used for benchmarking each year and these companies may change from year-to-year depending on changes in the marketplace, acquisitions, divestitures and our or the comparables companies' business focus.

        Our Compensation Committee has determined that base salaries and bonuses for our Named Executive Officers are in the upper half of our peer group average. Our Compensation Committee believes that a significant amount of compensation paid should be in the form of equity compensation. Our Compensation Committee believes that the use of long-term incentive compensation through the granting of restricted stock promotes the long-term performance and commitment of management. Our Compensation Committee has reviewed the use of such awards in our peer group and has determined that the stock awards that have been granted to our management are consistent with those granted within the peer group.

Executive Officer Compensation

        The following table provides certain summary information concerning the compensation earned by our Principal Executive Officer, Principal Financial Officer and each of our three other most highly compensated executive officers whose aggregate total compensation was in excess of $100,000 for services rendered in all capacities to us and our subsidiaries for the fiscal year ended December 31, 2006 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $(1)	Stock Awards $(2)	Option Awards $(2)	All Other Compensation $(3)	Total $
Jeffrey Lubell Chief Executive Officer and Chairman	2006	500,000	825,212	2,246,400	143,467	38,537	3,753,616
Charles A. Lesser(4) Former Chief Financial Officer	2006	250,000	78,611	758,700	161,108	25,896	1,274,315
Michael F. Buckley(5) President	2006	276,923	185,913	903,610	—	127,847	1,494,293
Daryl Rosenberg(6) Chief Operating Officer	2006	131,539	39,375	33,619	—	18,000	222,533
Kymberly Gold-Lubell(7) Former VP, Women's Design	2006	300,000	115,302	821,927	37,767	38,537	1,313,533

(1)
Reflects compensation pursuant to the terms of the Named Executive Officers' respective employment agreements based on our 2006 earnings before interest and taxes (EBIT). Such amounts were paid to the Named Executive Officers in February 2007.

(2)
Represents the proportionate amount of the total fair value of stock and option awards recognized by us as an expense in 2006 for financial accounting purposes. The fair values of these awards and the amounts expensed in 2006 were determined in accordance with SFAS 123R. The awards for which expense is shown in this table include the awards described in the Grants of Plan-Based Awards table in this proxy statement, as well as awards granted in previous years for which we recognized expense in 2006. In 2006, we granted restricted stock, rather than stock options, to the Named Executive Officers. The assumptions used in determining the grant date fair values of stock options are set forth in the notes to our consolidated financial statements, which are included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(3)
The following table details the components of this column:

Name	Year	Payments for Car	Company Health Ins.	Relocation Costs	Total
Jeffrey Lubell	2006	$24,000	$14,537	—	$38,537
Charles A. Lesser	2006	$15,600	$10,296	—	$25,896
Michael F. Buckley	2006	$14,400	$13,447	$100,000	$127,847
Daryl Rosenberg	2006	—	$18,000	—	$18,000
Kymberly Gold-Lubell	2006	$24,000	$14,537	—	$38,537
(4)
Effective March 26, 2007, Mr. Lesser no longer serves as Chief Financial Officer of our company, but continues to serve us as a consultant.

(5)
Mr. Buckley was appointed our President on April 24, 2006.

(6)
Mr. Rosenberg was appointed our Chief Operating Officer on June 1, 2006.

(7)
Effective March 14, 2007, Ms. Gold-Lubell no longer serves as an officer or director of our company, but continues to serve us as a consultant.

Grants of Plan-Based Awards

        The following table sets forth information regarding grants of plan-based awards to our Named Executive Officers during the fiscal year ended December 31, 2006:

GRANTS OF PLAN-BASED AWARDS

					All Other Stock Awards: Numbers of Shares of Stock or Units #
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)					Grant Date Fair Value of Stock and Option Awards Total
Name and Principal Position	Grant Date(1)	Threshold $	Target $	Maximum $
Jeffrey Lubell Chief Executive Officer and Chairman	1/4/2006 12/14/2006	—	840,000	5,000,000	130,000 130,000	(3) (11)	2,191,800 2,008,500	(5) (11)
Charles A. Lesser(8) Former Chief Financial Officer	1/4/2006	—	112,500	337,500	60,000	(3)	1,011,600	(5)
Michael F. Buckley President	4/24/2006 12/14/2006	—	400,000	800,000	100,000 100,000	(4) (11)	1,864,000 1,545,000	(6) (11)
Daryl Rosenberg(9) Chief Operating Officer	6/1/2006	—	—	—	10,000	(4)	172,000	(7)
Kymberly Gold-Lubell(10) Former VP, Women's Design	1/4/2006	—	165,000	495,000	65,000	(3)	1,095,900	(5)

(1)
This column shows the date of grant for all equity awards granted in 2006.

(2)
Represents threshold, target and maximum payout levels based on our 2006 earnings before interest and taxes (EBIT), as set forth in the Named Executive Officers' respective employment agreements. The following amounts were paid to the Named Executive Officers in February 2007 based on our 2006 EBIT: $825,212 to Mr. Lubell; $78,611 to Mr. Lesser; $185,913 to Mr. Buckley; and $115,302 to Ms. Gold-Lubell.

(3)
The shares of the restricted stock vest 1/4 on the date of the grant, 1/2 on the first anniversary of the date of the grant and in full on the second anniversary of the date of the grant.

(4)
The shares of the restricted stock vest 1/3 on the first anniversary of the date of the grant, 1/3 on the second anniversary of the date of the grant and in full on the third anniversary of the date of the grant.

(5)
Reflects the grant date fair value of the restricted stock award. The fair value was $16.86 per share for restricted stock awarded on January 4, 2006.

(6)
Reflects the grant date fair value of the restricted stock award. The fair value was $18.64 per share for restricted stock awarded on April 24, 2006.

(7)
Reflects the grant date fair value of the restricted stock award. The fair value was $17.20 per share for restricted stock awarded on June 1, 2006.

(8)
Effective March 26, 2007, Mr. Lesser no longer serves as Chief Financial Officer of our company, but continues to serve us as a consultant.

(9)
Mr. Rosenberg was appointed our Chief Operating Officer on June 1, 2006.

(10)
Effective March 14, 2007, Ms. Gold-Lubell no longer serves as an officer or director of our company, but continues to serve us as a consultant.

(11)
Reflects the grant date fair value of the restricted stock award. The fair value was $15.45 per share for restricted stock awarded on December 14, 2006. These shares of restricted stock vest 1/3 on January 2, 2007, 1/3 on January 2, 2008, and 1/3 on January 2, 2009.

Outstanding Equity Awards at Fiscal Year-End

        The following table provides information with respect to our Named Executive Officers concerning outstanding equity awards held by them at December 31, 2006:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercisable Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Right That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Jeffrey Lubell Chief Executive Officer and Chairman	633,333 200,000 —	— — —	— — —	0.77 5.10 —	7/22/2009 12/14/2009 —	— — —	— — —	— — 97,500 130,000	(1) (7)	— — 1,492,725 1,990,300
Charles A. Lesser(4) Former Chief Financial Officer	37,500 67,500 —	— — —	— — —	0.48 0.77 —	7/19/2013 7/22/2009 —	— — —	— — —	— 45,000	(1)	— — 688,950
Michael F. Buckley President	—	—	—	—	—	—	—	100,000 100,000	(2) (7)	1,531,000 1,531,000
Daryl Rosenberg(5) Chief Operating Officer	—	—	—	—	—	—	—	10,000	(2)	153,100
Kymberly Gold-Lubell(6) Former VP, Women's Design	166,667 —	— —	— —	0.77 —	7/22/2009 —	— —	— —	— 48,750	(1)	— 746,363

(1)
The shares of the restricted stock vest 1/4 on the date of the grant, 1/2 on the first anniversary of the date of the grant and in full on the second anniversary of the date of the grant.

(2)
The shares of the restricted stock vest 1/3 on the first anniversary of the date of the grant, 1/3 on the second anniversary of the date of the grant and in full on the third anniversary of the date of the grant.

(3)
Reflects the values as calculated based on the closing price of our common stock on December 29, 2006 of $15.31 per share.

(4)
Effective March 26, 2007, Mr. Lesser no longer serves as Chief Financial Officer of our company, but continues to serve us as a consultant.

(5)
Mr. Rosenberg was appointed our Chief Operating Officer on June 1, 2006.

(6)
Effective March 14, 2007, Ms. Gold-Lubell no longer serves as an officer or director of our company, but continues to serve us as a consultant.

(7)
The shares of the restricted stock vest 1/3 on January 2, 2007, 1/3 on January 2, 2008 and in full on January 2, 2009.

Option Exercises and Stock Vested

        The following table provides information with respect to our Named Executive Officers concerning option exercises and stock vested as of December 31, 2006:

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (#)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Jeffrey Lubell Chief Executive Officer and Chairman	—	—	32,500	547,950
Charles A. Lesser(3) Former Chief Financial Officer	37,500 12,500 12,500 7,500 12,500 12,500 —	709,500 289,000 241,000 142,425 210,500 214,375 —	— — — — — — 15,000	— — — — — — 252,900
Michael F. Buckley President	—	—	—	—
Daryl Rosenberg(4) Chief Operating Officer	—	—	—	—
Kymberly Gold-Lubell(5) Former VP, Women's Design	—	—	16,250	273,975

(1)
Value realized represents the excess of the fair market value of the underlying shares of common stock at the time of exercise over the exercise price of the options.

(2)
Reflects the values as calculated based on the closing price of our common stock on January 4, 2006, which was the date of vesting, of $16.86 per share.

(3)
Effective March 26, 2007, Mr. Lesser no longer serves as Chief Financial Officer of our company, but continues to serve us as a consultant.

(4)
Mr. Rosenberg was appointed our Chief Operating Officer on June 1, 2006.

(5)
Effective March 14, 2007, Ms. Gold-Lubell no longer serves as an officer or director of our company, but continues to serve us as a consultant.

Pension Benefits

        We do not provide any pension benefits to any of our Named Executive Officers or employees.

Non-Qualified Deferred Compensation

        We do not pay any non-qualified deferred compensation to our Named Executive Officers or employees.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2006 with respect to our common stock issuable under our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,108,332	$1.56	1,863,660
Equity compensation plans not approved by security holders(1)	N/A	N/A	N/A

Total	1,108,332	$1.56	1,863,660

(1)
We have not authorized the issuance of equity securities under any plan not approved by security holders.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Jeffrey Lubell

        Effective January 4, 2006, we entered into an Employment Agreement, or the CEO Agreement, with Jeffrey Lubell, pursuant to which Mr. Lubell will serve as our Chief Executive Officer. The initial term of the CEO Agreement is three years, subject to annual renewals thereafter, and the CEO Agreement provides that Mr. Lubell's base salary will be $500,000 per year, subject to increase in the sole discretion of our Compensation Committee.

        Pursuant to the CEO Agreement, Mr. Lubell is eligible to earn an annual performance bonus based on our earnings before interest and taxes and is calculated as net income plus interest expense plus tax expense, or EBIT. In accordance with the CEO Agreement, the amount of bonus and target performance goals for 2007 will be determined by our Compensation Committee.

        The CEO Agreement provides that if we terminate Mr. Lubell's employment without Cause or if Mr. Lubell terminates his employment for Good Reason (each as defined in the CEO Agreement) Mr. Lubell will receive (i) a severance amount of one and one-half times Mr. Lubell's base salary in effect on the date of termination and the average annual bonus received by Mr. Lubell for the two complete fiscal years prior to the termination date and (ii) any options or other equity grants received by Mr. Lubell will vest an additional twelve months. In addition, if we terminate Mr. Lubell's employment without Cause or if Mr. Lubell terminates his employment for Good Reason during the one-year period following a Change in Control (as defined in the CEO Agreement), he would be entitled to receive severance equal to three times the aggregate of his base salary in effect on the date of termination and the average annual bonus received by Mr. Lubell for the two complete fiscal years prior to the termination date, and all stock options, restricted stock and other equity awards would vest in full. The CEO Agreement also provides that Mr. Lubell will be entitled to receive an additional payment equal to the cumulative amount of any Excise Tax should any Payment be subject to an Excise Tax (each as defined in the CEO Agreement).

        Effective May 31, 2006, we entered into an Amendment to Employment Agreement, or the CEO Agreement Amendment, with Mr. Lubell, amending the CEO Agreement. Pursuant to the CEO Agreement Amendment, any payments made to Mr. Lubell in connection with a termination of his employment that are considered to be non-qualified deferred compensation for purposes of Section 409A of the Code and that otherwise would have been payable at any time during the six-month period immediately following such termination of employment shall instead be paid in a lump sum as soon as practicable following the expiration of such six-month period. Additionally, any Annual Bonus (as defined in the CEO Agreement Amendment) earned by Mr. Lubell shall be paid no later than March 15 of the fiscal year following the fiscal year for which the Annual Bonus is to be paid.

Michael F. Buckley

        Effective April 24, 2006, we entered into an Employment Agreement, or the President Agreement, with Michael F. Buckley, pursuant to which Mr. Buckley will serve as our President. The initial term of the President Agreement is three years, subject to annual renewals thereafter, and the President Agreement provides that Mr. Buckley's base salary will be $400,000 per year, subject to increase at the discretion of our Compensation Committee or full Board of Directors.

        Pursuant to the President Agreement, Mr. Buckley is eligible to earn an annual performance bonus based on EBIT. In accordance with the President Agreement, the amount of bonus and target performance goals for 2007 will be determined by our Compensation Committee.

        The President Agreement provides that if we terminate Mr. Buckley's employment without Cause or if Mr. Buckley terminates his employment for Good Reason (each as defined in the President Agreement) Mr. Buckley will receive (i) a severance amount of one and one-half times Mr. Buckley's base salary in effect on the date of termination and the average annual bonus received by Mr. Buckley for the two complete fiscal years prior to the termination date and (ii) any options or other equity grants received by Mr. Buckley will vest an additional twelve months. In addition, if we terminate Mr. Buckley's employment without Cause or if Mr. Buckley terminates his employment for Good Reason during the one year period following a Change in Control (as defined in the President Agreement), he would be entitled to receive severance equal to three times the aggregate of his base salary in effect on the date of termination and the average annual bonus received by Mr. Buckley for the two complete fiscal years prior to the termination date, and all stock options, restricted stock and other equity awards would vest in full. The President Agreement also provides that Mr. Buckley will be entitled to receive an additional payment equal to the cumulative amount of any Excise Tax should any Payment be subject to an Excise Tax (each as defined in the President Agreement).

Peter F. Collins

        On March 7, 2007, we entered into an employment letter, or the CFO Employment Letter, with Peter F. Collins, pursuant to which Mr. Collins will serve as our Chief Financial Officer. Mr. Collins will receive a base salary of $325,000 per year and will be eligible to receive a bonus of up to 150% of his base salary based on the achievement of certain performance objectives set forth in the CFO Employment Letter. On Mr. Collins' start date, he received a grant of 50,000 shares of our common stock, one third of which vest upon Mr. Collins' completion of one year of service to us, an additional one third of which vest upon the completion of two years of service to us, and the final one third of which vest upon the completion of three years of service to us. In addition, Mr. Collins will receive reimbursement (up to a maximum of $115,000) for the actual out-of-pocket expenses incurred in connection with his relocation from Seattle to California and any commuting costs incurred during the three to six month re-location transition period. In the event Mr. Collins is terminated within twelve months of a Change in Control (as defined in the CFO Employment Letter), and the reason for the termination of employment is other than for willful misconduct, Mr. Collins will receive one year severance pay and all outstanding stock options, restricted stock and other equity awards granted to him under any of our equity incentive plans will become immediately vested and exercisable in full.

Charles A. Lesser

        On March 7, 2007, we entered into a Release and Consulting Agreement, or the Consulting Agreement, with Charles A. Lesser, pursuant to which we ended our employment relationship with Mr. Lesser effective March 26, 2007. From March 26, 2007 until September 26, 2007, Mr. Lesser will provide to us full-time consulting services, not to exceed 40 hours per week. Mr. Lesser will provide his services exclusively to us and will not provide services of any nature to any other person or entity without our written consent. For his consulting services, Mr. Lesser will receive a consulting fee of $20,833.33 per month. Mr. Lesser will also receive a lump sum payment of $340,000 on September 26, 2007, assuming the Consulting Agreement remains in effect through that date. In addition, we will provide payment of COBRA continuation coverage for Mr. Lesser and his family from March 26, 2007 to September 26, 2008. However, our obligations will end if Mr. Lesser becomes eligible to receive group health coverage under another employer's plan.

        If the Consulting Agreement remains in effect, from March 26, 2007 through September 26, 2007, Mr. Lesser's outstanding shares of restricted stock will continue to vest in accordance with the original vesting schedule. If the Consulting Agreement is terminated prior to September 26. 2007, Mr. Lesser's outstanding shares of restricted stock will cease to vest and the stock issuance agreements pursuant to which the shares of restricted stock were granted to Mr. Lesser will terminate in full. If the Consulting Agreement remains in effect through September 26, 2007, then all of Mr. Lesser's outstanding stock options, restricted stock and other equity awards will be modified to reflect an additional 12 months of vesting.

        Pursuant to the Consulting Agreement, Mr. Lesser has agreed to unconditionally release and discharge us and our affiliates and representatives from all claims and liabilities of any kind or nature, whether known or unknown. Mr. Lesser has further agreed that without our consent, for a period of five years, he will be subject to a "standstill period" in which he will not, among other actions, acquire ownership in any of our securities (other than shares acquired pursuant to the exercise of stock options), participate in or influence any solicitation of proxies, form or participate in any group with respect to any voting of securities, or participate in any transaction relating to the ownership of our securities or assets. In addition, during the period in which he serves as a consultant to the us pursuant to the Consulting Agreement, Mr. Lesser will be subject to certain non-competition restrictions, and will be subject to certain non-solicitation and non-interference restrictions during the same period and for an additional one year thereafter.

        Mr. Lesser's prior Employment Agreement dated January 4, 2006, as amended, was terminated by the Consulting Agreement.

Kymberly Gold-Lubell

        On March 14, 2007, we entered into a Waiver and Release Agreement, or the Release Agreement, with Kymberly Gold-Lubell, pursuant to which we ended our employment relationship with Ms. Gold-Lubell effective March 14, 2007. In connection with the execution of the Release Agreement, Ms. Gold-Lubell received a lump sum severance payment of $675,000. In addition, provided the Release Agreement remains in effect and for a period of 18 months following March 14, 2007, we will provide Ms. Gold-Lubell and her eligible family members with group health insurance coverage at least equal to that which would have been provided to them if we had not ended the employment relationship (or, at our option, pay the applicable COBRA premium for such coverage). However, our obligations will end if Ms. Gold-Lubell becomes eligible to receive group health coverage under another employer's plan or if she receives health insurance benefits through any family member.

        For a period of two years beginning March 14, 2007, Ms. Gold-Lubell will make herself reasonably available to us to consult regarding the transition of her duties to other employees of the company. Ms. Gold-Lubell will provide her services exclusively to us and will not provide services of any nature to any other person or entity without our written consent. For her consulting services, Ms. Gold-Lubell will receive a consulting fee of $30,208.33 per month.

        While the Release Agreement remains in effect, Ms. Gold-Lubell's outstanding shares of restricted stock will continue to vest in accordance with the original vesting schedule. All stock options held by Ms. Gold-Lubell must be exercised pursuant to the terms and conditions set forth in our equity incentive plans and the option agreements pursuant to which the stock options were granted to Ms. Gold-Lubell; provided, however, that notwithstanding anything to the contrary contained in the stock options, the equity incentive plans or the option agreements, Ms. Gold-Lubell will have a period of three months from March 14, 2007 during which she may exercise outstanding stock options. Thereafter, any unexercised stock options held by Ms. Gold-Lubell shall terminate and cease to be outstanding.

        Pursuant to the Release Agreement, Ms. Gold-Lubell has agreed to unconditionally release and discharge us and our affiliates and representatives from all claims and liabilities of any kind or nature, whether known or unknown. Ms. Gold-Lubell will be subject to certain "lock-up" restrictions for a period of three years, which will restrict her ability to directly or indirectly sell, pledge or dispose of her shares of our common stock. Ms. Gold-Lubell has also agreed that without our consent, for a period of seven years, she will be subject to a "standstill period" in which she will not, among other actions, acquire ownership in any of the our securities (other than shares acquired pursuant to the exercise of stock options), participate in or influence any solicitation of proxies, form or participate in any group with respect to any voting of securities, or participate in any transaction relating to the ownership of our securities or assets.

        During the period in which she serves as a consultant to us pursuant to the Release Agreement, Ms. Gold-Lubell will be subject to certain non-competition restrictions, which prohibit Ms. Gold-Lubell, without our prior written consent, from engaging in any line of business conducted directly or indirectly by us or which is covered in a written proposal or business plan of the company, with certain exceptions. Ms. Gold-Lubell will also be subject to certain non-solicitation restrictions during the period in which she serves as a consultant to us and for an additional one year thereafter. Additionally, Ms. Gold-Lubell will be subject to certain non-interference restrictions while she serves as a consultant to us and for an additional 18 months thereafter.

        Ms. Gold-Lubell's prior Employment Agreement dated January 4, 2006, as amended, was terminated by the Release Agreement.

        Other than as set out in this filing, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Potential Payments Upon Termination or Change in Control

        Other than as described above in the section entitled "Employment Contracts and Termination of Employment and Change in Control Arrangements," we have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change in control) or a change of responsibilities following a change in control, where the value of such compensation exceeds $10,000 per executive officer.

Compensation Committee Interlocks and Insider Participation

        Our Compensation Committee consists of three members: Mark S. Maron (Chairman), G. Louis Graziadio, III and Robert L. Harris, II. No officer or employee participated in deliberations of our Board or Compensation Committee concerning executive officer compensation. None of our executive officers has served on the board of directors or on the compensation committee of any other entity which had officers who served on our Board or our Compensation Committee.

COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.

        Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the year ended December 31, 2006.

Respectfully Submitted by the Compensation Committee of the Board of Directors,
Mark Maron (Chairman) G. Louis Graziadio, III Robert L. Harris, II

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Executive Officers and Compensation" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2006 with respect to our common shares issuable under our 2005 Stock Incentive Plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,108,332	$1.56	1,039,334
Equity compensation plans not approved by security holders(1)	N/A	N/A	N/A

Total	1,108,332	$1.56	1,039,334

(1)
We have not authorized the issuance of equity securities under any plan not approved by security holders.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information set forth under the captions "Certain Relationships and Related Party Transactions" and "Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information set forth under the captions "Audit and Related Fees" and "Pre-Approval Policies and Procedures" in the Proxy Statement is incorporated herein by reference.

PART IV.

Item 15.    Exhibits, Financial Statements Schedules.

        Documents filed as part of this report:

  (1)
  Consolidated Financial Statements

    The Reports of Independent Registered Public Accounting Firm and consolidated financial statements listed on the accompanying Index to Consolidated Financial Statements are filed as part of this report.

  (2)
  Consolidated Financial Statement Schedule

    All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this report.

  (3)
  Exhibits

    The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated August 18, 2005, by and between the Registrant and True Religion Apparel, Inc., a Nevada corporation and the Registrant's predecessor in interest (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).
3.1	Certificate of Incorporation (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).
3.2	Bylaws (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).
4.1	Specimen Common Stock Certificate (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).
10.1	Settlement Agreement and Mutual General Release with The Indigo Group USA and Jeremy Lew (incorporated by reference form our Form 10-QSB Quarterly Report, filed on November 12, 2004).
10.2	Manufacturer's Agreement with The Indigo Group, USA (incorporated by reference form our Form 10-QSB Quarterly Report, filed on November 12, 2004).
10.3	Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim, Inc. (incorporated by reference from our Form 10-KSB/A filed on April 6, 2005).
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
10.12
Settlement Agreement and General Release by and between True Religion Apparel, Inc. and Joseph Canouse dated March 21, 2006 (incorporated by reference from our Form 10-KSB Annual Report, filed on March 31, 2006).
10.13
Employment Agreement dated April 12, 2006, by and between the Company and Michael Buckley, effective as of April 24, 2006 (incorporated by reference from our Form 8-K Current Report, filed April 14, 2006).*
10.14
Standard Industrial/Commercial Single-Tenant Lease—Gross dated May 17, 2006, among ADJ Enterprises, Ltd., Guru Denim, Inc. and the Company (incorporated by reference from our Form 8-K Current Report, filed April 14, 2006).
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

10.20	Amendment No. 1 to Employment Agreement by and between the Company and Charles Lesser dated January 3, 2007 (incorporated by reference from our Form 8-K Current Report, filed January 3, 2007).*
10.21	Independent Contractor Agreement dated as of February 1, 2007, by and between Guru Denim, Inc. and L'Atelier (incorporated by reference from our Form 8-K Current Report filed on January 25, 2007).
10.22	Employment Letter, dated March 7, 2007, by and between the Company and Peter Collins (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).*
10.23
Release and Consulting Agreement, dated March 7, 2007, by and among Charles Lesser, the Company and Guru Denim, Inc. (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).*
10.24	Amendment to the True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).*
21.1	Subsidiaries of the Company (incorporated by reference from our Form 10-K Annual Report filed on March 27, 2007).
23.1	Consent of Independent Registered Public Accounting Firm.†
31.1
Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (incorporated by reference from our Form 10-K Annual Report filed on March 27, 2007).
31.2
Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (incorporated by reference from our Form 10-K Annual Report filed on March 27, 2007).
31.3	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.†
31.4	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.†
32.1
Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (incorporated by reference from our Form 10-K Annual Report filed on March 27, 2007).
32.2
Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from our Form 10-K Annual Report filed on March 27, 2007).
32.3	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.†
32.4	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*
Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

†
Filed herewith.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-i

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with accounting principles generally accepted in the United States; providing reasonable assurance that receipts and expenditures of the Company are made only in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As reported in Management's Report on Internal Control Over Financial Reporting (the "Original Report") included in the Original Filing, as of the end of the 2006 fiscal year, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the "Framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, management concluded that the Company's system of internal control over financial reporting was ineffective as of December 31, 2006. Based on the COSO criteria, management identified control deficiencies that constitute material weaknesses. A material weakness is a control deficiency or a combination of control deficiencies, which results in more than a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. Specifically, the following material weaknesses were detected or identified in the Original Report.

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

        During the quarter ended September 30, 2006, the Company incorrectly calculated its provision for income taxes and related deferred tax assets resulting in an adjustment of approximately $900,000 to increase income tax expense, approximately $166,000 to increase deferred tax assets, and approximately $1,066,000 to decrease prepaid income taxes. Management has concluded that a material weakness existed at that time over the accuracy if it's calculation of provision for income taxes and related balance sheet accounts.

        In connection with the filing of this amended Annual Report on Form 10-K/A, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on this evaluation, our management, in assessing the findings of the voluntary review as well as the restatement of our financial statements, concluded that our internal control over financial reporting was not effective at December 31, 2006 because of the material weaknesses. The following additional material weaknesses were identified:

  •
  accounting for stock-based compensation: we did not apply the correct accounting policies to a number of stock options and restricted stock awards, starting in 2003 and acounting through 2006 because our relevant controls were not designed or operating effectively;

  •
  accounting for income taxes: we did not properly determine the federal tax and state income tax consequences of our executive compensation for 2005, 2006 and 2007 because our relevant controls were not designed or operating effectively;

  •
  financial closing and reporting process: we have not filed our financial reports timely and we have restated our previously filed Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 to principally correct material errors in the accounting for income taxes and stock-based compensation and to correct certain disclosures to our periodic filings. These errors were not detected timely due to the inappropriate design and operating effectiveness of our controls over the financial closing and reporting process.

        Management's assessment of the effectiveness of the Company's internal control over financial closing and reporting as of December 31, 2006 has been audited by Stonefield Josephson, Inc. an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
True Religion Apparel Inc. and Subsidiary

        We have audited the accompanying consolidated balance sheets of True Religion Apparel Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of True Religion Apparel Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 9 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), "Share Based Payment".

        As discussed in Note 17 to the consolidated financial statements, the Company has restated its financial statements as of December 31, 2006 and 2005, and for each of the three years ended December 31, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of True Religion Apparel Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2007 expressed an unqualified opinion on managements assessment of internal control, and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Stonefield Josephson, Inc.
Los Angeles, California
March 23, 2007 (except for Note 17, as to which the date is April 29, 2008)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of True Religion Apparel, Inc. and Subsidiary

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that True Religion Apparel, Inc. and Subsidiary did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in managements assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO"). True Religion Apparel, Inc. and Subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment.

        As a result of our audit, we discovered material understatements of the Company's accounts payable and accrued expenses. As a result of the discovery of these errors, the Company recorded approximately $1.02 million of additional expenses for the year ended December 31, 2006. These errors were not discovered by the Company's internal controls; specifically their year end search for unrecorded liabilities. These matters constitute a material weakness with respect to the Company's internal controls over completeness of accounts payable and accrued expenses.

        In connection with our review of the Company's consolidated financial statements, we discovered that the consolidated financial statements presented to us were not in compliance with Regulation S-X and Generally Accepted Accounting Principles. Specifically, the consolidated financial statements we were presented lacked significant disclosures and contained inconsistencies within the document. These matters constitute a material weakness in the Company's internal control over the year end financial reporting process.

        During the quarter ended September 30, 2006, the Company incorrectly calculated their provision for income taxes and related deferred tax assets resulting in a material adjustment of approximately $900,000 to increase income tax expense, approximately $166,000 to increase deferred tax assets, and approximately $1.07 million to decrease prepaid income taxes. This matter constitutes a material weakness over the accuracy of the Company's calculation of provision for income taxes and related balance sheet accounts.

        The Company did not account for stock-based compensation properly because it did not apply the guidance found in generally accepted accounting principles to stock-based compensation from 2003 to 2006.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 23, 2007, on those financial statements.

        In our opinion, management's assessment that True Religion Apparel, Inc. and Subsidiary did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, True Religion Apparel, Inc. and Subsidiary has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of True Religion Apparel Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 23, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ Stonefield Josephson, Inc.
Los Angeles, California
March 23, 2007

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(As restated See Note 17)	(As restated See Note 17)
ASSETS
Current Assets:
Cash and cash equivalents	$44,877,637	$12,433,932
Marketable securities, available for sale	—	2,973,186
Accounts receivable, net of allowances of $495,672 and $478,719, respectively	6,497,656	7,867,974
Due from factor, net of charge backs and other deductions (Note 3)	9,531,884	6,722,496
Inventory (Note 4)	9,294,240	10,052,748
Deferred tax asset	2,631,525	2,087,799
Prepaid expenses and short term deposits	1,189,892	788,065

Total Current Assets	74,022,834	42,926,200
Property and equipment, net of accumulated depreciation (Note 5)	5,008,391	982,672
Deposits and other assets	719,051	254,068

TOTAL ASSETS	$79,750,276	$44,162,940

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$9,135,661	$6,814,701
Accrued payroll, vacation and bonus expense	1,908,558	691,400
Income taxes payable	3,403,800	4,948,809
Other accrued expenses	730,402	134,000

Total current liabilities	15,178,421	12,588,910

Long-term Liabilities:
Long-term deferred rent	425,296	—

Total long-term liabilities	425,296	—

TOTAL LIABILITIES	15,603,717	12,588,910

Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, 0 issued and outstanding, respectively	—	—
Common Stock, $.0001 par value, 80,000,000 shares authorized, 23,253,529 and 22,207,865 issued and outstanding, respectively	2,326	2,221
Additional paid in capital	20,158,619	9,332,098
Retained earnings	43,985,614	22,239,711

Total Stockholders' Equity	64,146,559	31,574,030

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,750,276	$44,162,940

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(as restated See Note 17)	(as restated See Note 17)	(as restated See Note 17)
Net sales	$140,488,947	$103,219,165	$27,667,418
Cost of Sales	65,476,092	49,891,970	14,513,337

Gross Profit	75,012,855	53,327,195	13,154,081
Selling, General and Administrative Expenses:
Selling and shipping	15,795,473	9,989,905	3,433,353
Retail	2,288,604	305,169	—
General and administrative	18,952,967	9,422,177	3,296,935
Investment banking expense	892,620	—	—
Settlement expense	2,106,475	2,140,000	125,000

Total selling, general and administrative expenses	40,036,139	21,857,251	6,855,288

Income from Operations	34,976,716	31,469,944	6,298,793
Other (Income)/Expense:
Other Income	(61,277)	(55,426)	—
Realized gain on marketable securities	(212,576)	(9,903)	—
Interest Income	(530,502)	(30,197)	—

Total Other (Income)/Expense	(804,355)	(95,526)	—

Income before Provision for Income Taxes	35,781,071	31,565,470	6,298,793
Provision for Income Taxes	14,035,168	13,125,669	2,464,244

Net Income	$21,745,903	$18,439,801	$3,834,549

Net Income per share—Basic	$0.97	$0.85	$0.19

Net income per share—Diluted	$0.92	$0.81	$0.19

Weighted average shares outstanding—basic	22,495,708	21,676,858	19,999,175

Weighted average shares outstanding—diluted	23,608,343	22,657,226	20,494,156

The accompanying notes are an integral part of these consolidated financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(as restated See Note 17)	(as restated See Note 17)	(as restated See Note 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,745,903	$18,439,801	$3,834,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	451,316	182,618	42,697
Provision for bad debt	273,141	273,916	130,120
Shares issued for services	2,104,000	1,250,000	42,320
Stock-based compensation	6,720,874	1,732,502	607,836
Tax benefit from stock-based compensation	1,758,228	1,677,711	37,955
Excess tax benefit on stock-based compensation	(1,612,077)	—	—
Deferred taxes	(1,067,234)	(1,884,243)	(179,025)
Unrealized gain on securities	—	(13,426)	—
Changes in assets and liabilities:
(Increase) Decrease in assets
Accounts Receivable	1,117,358	(5,756,893)	(1,827,939)
Due from Factor	(2,809,388)	(2,751,067)	(3,971,429)
Inventory	758,507	(6,727,082)	(2,673,420)
Vendor receivable	247,053	(310,000)	—
Stock subscription receivable	68,080	(68,080)	—
Other receivable	(439,221)	—	—
Prepaid Expenses and other current assets	(297,918)	(348,093)	(61,892)
Deposits and other assets	(474,318)	(168,862)	(4,744)
Increase (Decrease) in liabilities
Accounts payable and accrued expenses	2,394,921	3,925,176	2,208,531
Accrued payroll, vacation and bonus expenses	372,120	325,755	10,323
Accrued customer credits	98,330	(179,000)	270,000
Accrued incentive compensation payable	845,037	107,050	248,272
Deferred revenue	223,779	—	—
Sales tax payable	334,330	—	—
Income taxes payable	(1,155,502)	3,466,510	2,589,690
Long term lease liability	425,296	—	—

Net cash provided by operating activities	32,082,615	13,174,294	1,303,844
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of equipment and trademarks	(4,467,697)	(752,198)	(467,728)
Sales of marketable securities	63,135,189	—	—
Purchase of marketable securities	(60,162,003)	(3,804,100)	—

Net cash used in investing activities	(1,494,511)	(4,556,298)	(467,728)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	243,524	869,878	45,510
Proceeds from exercise of warrants	—	—	1,000,000
Proceeds from private placements	—	—	1,000,000
Excess tax benefit on stock-based compensation	1,612,077	—	—

Net cash provided by financing activities	1,855,601	869,878	2,045,510

Net increase in cash	32,443,705	9,487,874	2,881,626
Cash and cash equivalents, beginning of year	12,433,932	2,946,058	64,432

Cash and cash equivalents, end of year	$44,877,637	$12,433,932	$2,946,058

	—	—	—
Supplemental disclosure of cash flow information:
Interest Paid	$85,562	$35,073	$—
Taxes Paid	$15,080,000	$8,197,165	$8,626
Fair market value of restricted stock issued for services	$2,104,000	$48,500	$1,275,000
Fair market value of restricted stock issued for payable	$—	$1,250,000	$—

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ending December 31, 2006, 2005, and 2004

	Shares	Amount	Additional Paid In Capital	Retained Earnings	Total
Balance at January 1, 2004	18,825,133	$1,883	$915,137	$(34,639)	$882,381
Issuance of common stock for cash	900,000	90	999,910		1,000,000
Issuance of common stock for services	26,437	2	42,318		42,320
Issuance of common stock for cash upon exercise of warrants	900,000	90	999,910		1,000,000
Exercise of stock options	63,000	6	45,504		45,510
Expense related to modification of warrants			46,100		46,100
Issuance of options in exchange for services			24,900		24,900
Issuance of restricted stock	250,000	25	(25)		—
Tax benefit on stock-based compensation			153,581		153,581
Amortization of long-term share-based compensation expense			119,094		119,094
Compensation expense for modified options			455,696		455,696
Net Income for the year ended December 31, 2004				3,834,549	3,834,549

Balance at December 31, 2004 (as restated See Note 17)	20,964,570	$2,096	$3,802,125	$3,799,910	$7,604,131
Stock-based compensation			1,684,002		1,684,002
Issuance of common stock for services	17,960	2	48,498		48,500
Issuance of common stock in lieu of payable	100,000	10	1,249,990		1,250,000
Issuance of restricted stock	27,000	3	(3)		—
Exercise of stock options	1,098,335	110	869,775		869,885
Tax benefit on stock-based compensation			1,677,711		1,677,711
Net Income for the year ended December 31, 2005				18,439,801	18,439,801

Balance at December 31, 2005 (as restated See Note 17)	22,207,865	$2,221	$9,332,098	$22,239,711	$31,574,030
Stock-based compensation			6,720,874		6,720,874
Issuance of common stock for litigation settlement	100,000	10	2,103,990		2,104,000
Issuance of restricted stock	712,000	72	(72)		—
Exercise of stock options	233,664	23	243,501		243,524
Tax benefit on stock-based compensation			1,758,228		1,758,228
Net Income for the year ended December 31, 2006				21,745,903	21,745,903

Balance at December 31, 2006 (as restated See Note 17)	23,253,529	$2,326	$20,158,619	$43,985,614	$64,146,559

The accompanying notes are an integral part of these financial statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 1—BASIS OF PRESENTATION

Description of company

        True Religion Apparel, Inc. (the "Company") designs, markets and distributes high-fashion denim jeans and other apparel including skirts, shorts, jackets, sweat suits, shirts and knitwear which are sold throughout the world. During the year ended December 31, 2006 United States sales were approximately 74% and foreign sales were approximately 26%.

        The Company's products are sold through three primary distribution channels: in the Company's own stores, to a network of wholesale accounts and through the Internet. True Religion branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors. The Company's core customer is a fashion-conscious consumer primarily between the ages of 15 and 45. These consumers are part of a highly desirable demographic group that we believe has significant disposable income. The Company also appeals to customers outside this group through specialty product lines that include True Religion Kids, targeted to boys and girls aged six to 12.

        The Company was incorporated in Nevada in 2001 and currently operates as a Delaware corporation.

Business Segments

        The business segments of the Company are wholesale and retail. The Company believes this segment reporting better reflects how its two business segments—wholesale and retail—are managed and each segment's performance is evaluated. The retail segment includes the Company's retail and Internet operations. The wholesale segment includes the wholesale operations in the United States and internationally. The retail business segment's results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal. Financial information about each segment for the fiscal years ended December 31, 2006, 2005, and 2004 are included under Note 14 to the Consolidated Financial Statements contained herein.

        In 2006, 96% of our net revenue was generated from wholesale operations and 4% from retail operations. Our total net revenue in 2006 was $140.5 million and net earnings were $21.7 million.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Principles of Consolidation

        These consolidated financial statements include the accounts of True Religion Apparel, Inc. and its wholly owned subsidiary Guru Denim, Inc. All material inter-company accounts have been eliminated in consolidation.

Comprehensive Income

        Comprehensive income, which is reported in the accompanying consolidated statement of stockholders' equity, consists of net income and other gains or losses affecting equity that, under US GAAP, are excluded from net income. The components of other comprehensive income for the

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

Company primarily consist of foreign currency translation gains and losses and deferred gains and losses on investments.

Classification of Certain Costs and Expenses

        The Company includes product cost, inbound freight charges, purchasing costs and outbound freight for the retail business in costs of sales. Design, marketing, sales commissions, advertising, customer service, production activities unrelated to manufacturing, and shipping costs related to the wholesale business are included in selling and shipping expenses and amounted to $15.8 million, $10.0 million and $3.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Revenue Recognition

        The Company recognizes retail operations revenue at the point of sale and wholesale operations revenue from the sale of merchandise when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable. On a quarterly basis, the Company accrues for potential future returns and charges actual returns against the accrued amount. For the

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

years ended December 31, 2006, 2005, and 2004, the Company recognized returns of $3.4 million, $2.2 million and $0.6 million, respectively. For the years ended December 31, 2006, 2005, and 2004, we recorded an estimated $0.5 million, $0.5 million and $0.2 million, respectively, in reserves for future charge-backs and other deductions for non-factored receivables and $0.7 million of allowances for doubtful accounts on factored receivables.

Net Royalty Revenue

        Royalty revenue is based upon a percentage, as defined in the underlying agreement, of the licensee's actual net sales or minimum net sales, whichever is greater. The Company receives guaranteed minimum payments in consideration of the grant of license rights. These payments are recognized ratably as revenue over the term of the license agreement. The unrecognized portion of the guaranteed minimum payments is included in deferred revenues. During 2006 we successfully negotiated license agreements for certain significant product categories. During 2006 we received $0.3 million in cash for these licenses, of which we have recognized approximately $0.1 million as revenue in 2006.

Gift Certificates and Store Credits

        The Company defers all revenues related to gift certificates and store credits until they are redeemed for merchandise. For the year ended December 31, 2006, the Company had a total liability of les than $0.1 million related to unredeemed gift certificates.

Advertising

        We expense advertising costs, consisting primarily of placement in publications, along with design and printing costs of sales materials when incurred. Advertising expense for the years ended December 31, 2006, 2005, and 2004 amounted to $0.4 million, $0.1 million and $0.1 million, respectively.

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

Concentration of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. We extend credit to customers located throughout North America, whose sales

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

invoices have not been sold to our factor, based upon an evaluation of the customer's financial condition and credit history. With the exception of our Japanese distributor, most of our customers located outside of the United States pay on a cash in advance basis. However, such credit risk is considered limited due to our large customer base. Our credit losses for the periods presented have not exceeded management's estimates. For the years ended December 31, 2006, 2005, and 2004 our Japanese distributor accounted for approximately $15.0 million (11%), $29.5 million (29%), and $6.7 million (24%), respectively, of our net sales. Our Japanese distributor provides checks for all shipments. As of December 31, 2006, we were owed $3.5 million by our Japanese distributor. During the years ended December 31, 2006, 2005, and 2004 sales to nationwide stores, including Neiman Marcus, Nordstrom, Saks Fifth Avenue, Bloomingdale's, and Barney's New York accounted for approximately 35%, 35%, and 11% respectively, of sales made in the United States. With the exception of our Japanese distributor, no single customer represents more than 10% of net sales for the three years presented.

Earnings Per Share

        The Company uses Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding.

	2006	2005	2004
Weighted-average shares outstanding—basic	22,495,708	21,676,858	19,999,175
Dilutive common shares	1,112,635	980,368	494,981

Weighted average shares outstanding—diluted	23,608,343	22,657,226	20,494,156

        Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and were dilutive.

Income Taxes

        In accordance with SFAS No. 109, "Accounting for Income Taxes", income taxes are accounted for using the assets and liabilities approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

Inventory

        Inventory is valued at the lower of cost or market. Cost is determined by the average cost method. We continually evaluate our inventories by assessing slow moving current product as well as prior seasons' inventory. Market value of non-current inventory is estimated based on historical sales trends

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

for this category of inventory of our company's individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. At December 31, 2006, inventory consisted of finished goods and work in process.

Property and Equipment

        Property and equipment are stated at cost. Depreciation of equipment is provided for by the straight-line method over the equipment's estimated useful life. Expenditures for repairs and maintenance are charged to operations as incurred, while renewals and betterments are capitalized.

Building improvements	5 to 10 years
Machinery and equipment	5 years
Computer equipment	5 years
Furniture and fixtures	5 years
Trade show booths	5 years

Accounts Receivable

        We extend credit to customers whose sales invoices have not been sold to our factor based upon an evaluation of the customer's financial condition and credit history and generally require no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. We place an account for collection with an external collection agency after 90 days past due. The decision to place an account into collection takes into consideration the customer's ability and willingness to pay. If the collection agency reports it does not have the ability to collect on the account after 90 days, the accounts is written off to bad debt. Based on historical losses, existing economic conditions and collection practices, the Company's allowance for doubtful accounts has been estimated to be $0.5 million at December 31, 2006. The Company's credit losses for the periods presented have not significantly exceeded management's estimates.

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

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

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

Stock-Based Compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Black-Scholes method is based on the following assumptions: average risk free interest rate of 5% for 2006; dividend yield of 0% for each of the years ended 2006, 2005, and 2004; average volatility factor of the expected market price of the Company's common stock of between 93% and 143% for 2006, 2005, and 2004; and an expected life of the options of 10 years for all years (see Note 9).

Recent Accounting Pronouncements

        In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided a company has not yet issued financial statements, including interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operation, or cash flows.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140." SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS No. 156 is not expected to have an impact on our financial position, results of operations or cash flows.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48") an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

        FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, de-recognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of our income tax provision. Thus, our reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis.

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

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements" ("SAB 108") which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. At December 31, 2006, the Company has adopted the provisions of SAB 108 and determined that no adjustment to the current period is necessary.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on the consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007 for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the requirements of SFAS No. 158 and have not yet determined the impact on the consolidated financial statements.

NOTE 3—DUE FROM FACTOR, NET OF CHARGEBACKS AND OTHER DEDUCTIONS

        The Company uses its factor, Merchant Factors Corp., for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases substantially all domestic trade sales invoices and assumes most of the credit risks with respect to such accounts for the factoring charge of 0.60% of the gross invoice amount of each account receivable. At times, the Company's customers place orders that will exceed the credit limit established by the factor. The Company evaluates those orders to consider if the customer is credit worthy based on its past experience with the customer. In the event the Company elects to sell merchandise to that customer on credit above the credit limit established by the factor, the Company takes the credit risk for the amounts that are above their credit limit established by the factor. At December 31, 2006, the amount of due from the factor for which the Company has the credit risk is $0.1 million.

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

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 3—DUE FROM FACTOR, NET OF CHARGEBACKS AND OTHER DEDUCTIONS (Continued)

        Due from factor, net of advances, as presented in the balance sheet at December 31, 2006 and 2005 is summarized below:

	2006	2005
Outstanding factored receivables	$9,647,770	$6,397,179
Matured Funds	—	20,666
Assignments in transit	619,114	989,953

	10,266,884	7,407,798
Funds advanced	—	(215,302)
Reserves for chargebacks and other deductions	(735,000)	(470,000)

Due from factor, net of chargebacks, other deductions and advances	$9,531,884	$6,722,496

NOTE 4—INVENTORY

        Inventory at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Finished Goods	$6,232,190	$7,630,869
Work-in-Progress	3,062,050	2,421,879

	$9,294,240	$10,052,748

NOTE 5—MARKETABLE SECURITIES

        Fixed maturity securities available for sale are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income, net of the related income tax expense or benefit. Net realized investment gains and losses on investment sales are determined under the specific identification method and are included in income. Declines in the fair value of investments which are considered to be other than temporary are reported as realized losses. The Company evaluates, among other things: the financial position and prospects of the issuer; conditions in the issuer's industry and geographic area; liquidity of the investment; changes in the amount or timing of expected future cash flows from the investment; recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary; and the length of time and extent to which the fair value of the investment is lower than amortized cost and the Company's ability and intent to retain the investment to allow for any anticipated recovery in the investment's fair value.

        During 2006, the Company adopted the Financial Accounting Standards Board Staff Position ("FSP") on SFAS No. 115-1 and SFAS No. 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The FSP was issued in November 2005 and replaced the impairment recognition and measurement guidance set forth in Emerging Issues Task Force ("EITF") Issue 03-1 and superseded EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The FSP also amended SFAS

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 5—MARKETABLE SECURITIES (Continued)

No. 115, "Accounting for Certain Investments in Debt and Equity Securities," SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The FSP clarifies that an other-than-temporary impairment loss should be recognized when the investor has decided to sell an available for sale security that is other than temporarily impaired and the investor does not expect the security's fair value to fully recover prior to the expected sale. Such impairment loss should be recognized as other-than-temporary in the period in which the decision to sell is made. The adoption of the FSP did not have a material effect on the financial position or results of operations of the Company.

        Marketable securities activities for the years ended December 31, 2006 and 2005 are summarized below:

	Estimated Fair Value		Gains in Accumulated Other Comprehensive Income		Losses in Accumulated Other Comprehensive Income
	2006	2005	2006	2005	2006	2005
United States Government Securities	$0	$0	$0	$0	$0	$0
Municipal Bonds and Notes	0	2,973,186	0	0	0	0

Total debt securities	$0	$2,973,186	$0	$0	$0	$0

        During the years ended December 31, 2006, 2005, and 2004, available-for-sale securities and notes were sold for total proceeds of $6.0 million, $0, and $0, respectively. The gross realized gains on these sales totaled $0.2 million, $0, and $0, respectively. There were no net unrealized holding gains on available-for-sale securities and notes for the years ended December 31, 2006, 2005, and 2004. The aggregate fair value of the securities for the year ended December 31, 2005 was $6.0 million. The Company did not hold securities at December 31, 2006 and 2004.

        The Company held no available-for-sale debt securities at December 31, 2006 and 2004. At December 31, 2005, contractual maturities for available-for-sale debt securities are as follows:

Estimated Fair Value
Within one year	$0
After 1-5 years	0
After 5-10 years	2,973,186

$2,973,186

        Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

        The basis for allocation of securities not due at a single maturity date which have been allocated over several maturity groupings is due date of the securities segregated into 5-year bandwidths.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 6—PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 2006 and 2005 is summarized below:

	2006	2005
Computers and other equipment	$490,525	$278,463
Furniture and Fixtures	197,306	64,293
Leasehold Improvements	1,887,307	422,659
Machinery & Equipment	332,598	185,566
Trade Show booths	549,886	250,228
Construction in progress	2,220,621	0

Total Property and Equipment	5,678,243	1,201,209

Less: Accumulated depreciation	(669,852)	(218,537)

	$5,008,391	$982,672

        Construction in progress at December 31, 2006 represents the costs associated with the construction in progress of buildings and leasehold improvements to be used in the Company's operations, primarily for new and remodeled stores in retail operations. During the years ended December 31, 2006 and 2005, there were no interest costs capitalized in construction in progress.

        Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $451,316 and $182,618, respectively.

NOTE 7—ACCOUNTS PAYABLE-MAJOR VENDORS

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

NOTE 8—ACCRUED INCENTIVE COMPENSATION-OFFICERS

        As part of their employment agreements, the Chief Executive Officer, President, Chief Financial Officer, and Vice President—Kym Lubell earn incentive compensation.

        Pursuant to the CEO's Agreement, Mr. Lubell was eligible to earn an annual performance bonus in 2006 based on the Company's earnings before interest and taxes ("EBIT"), which is calculated as net income plus interest expense plus tax expense. If EBIT was between $36.8 million and $46 million, Mr. Lubell would receive an amount interpolated between 2% and 4% of EBIT. If EBIT was more than $46 million, Mr. Lubell would receive an amount equal to 4% of EBIT. If EBIT was less than $36.8 million, no bonus would be paid. The maximum amount of bonus payable was $5 million.

        Pursuant to the President's Agreement, Mr. Buckley was eligible to earn an annual performance bonus in 2006 based on EBIT. If EBIT was between $36.8 million and $69 million, Mr. Buckley would receive an amount interpolated between 50% and 200% of his base salary. If EBIT was more than $69 million, Mr. Buckley would receive a maximum bonus of $0.8 million. If EBIT was less than $36.8 million, no bonus would be paid. Bonus for 2006 was prorated based upon length of service.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 8—ACCRUED INCENTIVE COMPENSATION-OFFICERS (Continued)

        Pursuant to the CFO's Agreement, Mr. Lesser was eligible to earn an annual performance bonus in 2006 based on EBIT. If EBIT was between $36.8 million and $69 million, Mr. Lesser would receive an amount interpolated between 22.5% and 135% of his base salary. If EBIT was more than $69 million, Mr. Lesser would receive a maximum bonus of $0.3 million. If EBIT was less than $36.8 million, no bonus would be paid.

        Pursuant to the Vice President's Agreement, Ms. Lubell was eligible to earn an annual performance bonus in 2006 based on EBIT. If EBIT was between $36.8 million and $69 million, Ms. Lubell would receive an amount interpolated between 27.5% and 165% of her base salary. If EBIT was more than $69 million, Ms. Lubell would receive a maximum bonus of $0.5 million. If EBIT was less than $36.8 million, no bonus would be paid.

        For the year ended December 31, 2006 accrued incentive compensation totaled $1.2 million. For the year ended December 31, 2006 a total of $0.9 million of expenses associated with investment banking activities was added to the final EBIT used to calculate officer bonuses. These expenses were deemed to be outside of the operational control of the Company by the Board of Directors. On February 20, 2007 the Company paid these bonuses.

        The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

NOTE 9—SHARE-BASED COMPENSATION

The Year Ended December 31, 2004

        On January 15, 2004, the Company sold an aggregate of 900,000 units, at a price of $1.11 per unit for aggregate gross proceeds of $1 million, to two non-U.S. persons in offshore transactions relying on the exemptions from the registration requirements of the Securities Act of 1933 provided by Regulation S, promulgated thereunder. Each unit was comprised of one common share and one transferable share purchase warrant that entitles the holder to purchase one additional share at an exercise price of $1.11 per share on or before the earlier to occur of the date that is sixty (60) days following the date upon which our registration statement is declared effective by the SEC and January 15, 2006. The excess of the value of the modified warrants as compared to the original warrants was calculated according to paragraph 188 of FAS 123. The excess amount, which included the right to purchase 41,531 shares of the Company's common, totaled $46,100, which has been recognized as a charge to operations.

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

        The transferable share purchase warrants that we issued in our January 15, 2004 private placement entitled the holders to purchase one additional share at an exercise price of $1.11 per share on or before July 12, 2004. On July 12, 2004, we agreed to extend the expiration date of these warrants to

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 9—SHARE-BASED COMPENSATION (Continued)

September 10, 2004. On September 7, 2004 the warrant holders exercised all of their share purchase warrants for aggregate exercise proceeds of $1 million and we issued to the warrant holders 900,000 of our common shares in exchange for the warrants.

        On June 21, 2004, we issued 5,000 shares of our common stock to a consultant for services valued at $5,000. These shares were registered with a Re-offer Prospectus on Form S-8 filed on October 7, 2004. On December 22, 2004 we issued an additional 2,000 shares to the same consultant for services valued at $2,000 which had also been registered on the same Form S-8. Both of these issuances related to an agreement in July, 2003; wherein the average price over the period of the services yielded the fair market value of $1.00 per share. On December 28, 2004 we issued 12,857 shares at a fair market value of $0.70 per share to a consultant for services relating to an agreement for services on July 28, 2004 valued at $9,000. On December 30, 2004, we issued 6,580 shares to a contractor to the company in exchange for sales commissions of $26,320 due to the contractor on November 1, 2004. On November 1, 2004 the fair market value of our common stock was $3.00 per share.

        On April 22, 2004 the Company granted 45,000 non-qualified stock options at an exercise price of $0.80 per share, the fair market value of the Company's common stock, to two contractors to the company. The options were exercised and the Company received the exercise price of $36,000 and 45,000 shares were issued to the two contractors on October 28, 2004. The Company uses the Black-Scholes fair value method for valuing options granted to non-employees and recorded a non-cash stock option expense in the amount $24,900, which has been recognized as a charge to operations.

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

        On December 14, 2004, the Company issued 250,000 shares to two executives under the 2004 Equity Incentive Plan for future services. Under a Stock Incentive Award and Escrow Agreement, these shares were restricted and were held in escrow until June 14, 2005. If the executive left the employment of the Company prior to June 14, 2005, these shares would be forfeited and would be returned to the Company. The fair market value of the services was valued at $1.3 million. The Company's common stock was valued at $5.10 per share on December 14, 2004, which was the closing stock price on that day. The value of the services was recognized over a six month period and has been amortized on a straight-line basis. Amortization for the year ending December 31, 2004 was $0.1 million.

        The company received a tax benefit in the amount of $153,581 which has been credited to Paid in Capital arising from the exercise of 45,000 stock options on October 28, 2004 by two previous contractors to the Company (discussed above) and the issuance of 50,000 shares to one of the two executives on December 14, 2004. The exercise of 45,000 non-qualified stock options by the two contractors on October 28, 2004, when the price of the Company's common stock was $3.10 per share, greater than the $0.80 exercise price, generated $103,500 of taxable income to the contractors and an

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 9—SHARE-BASED COMPENSATION (Continued)

equivalent tax deduction to the Company. One of the two executives receiving 50,000 shares on December 14, 2004 valued at $255,000 elected to include this amount in income in 2004 by filing an election under Section 83(b) of the Internal Revenue Code. Accordingly the company can take a tax deduction for a similar amount in 2004. The combination of these two tax deductions total $358,500 and generate a tax saving to the Company, at the Company's combined tax rate of 42.84%, of $153,581.

The Year Ended December 31, 2005

        On December 14, 2004, the Company issued 250,000 shares to two officers under the 2004 Equity Incentive Plan for future services. Under a Stock Incentive Award and Escrow Agreement, these shares were restricted and were held in escrow until June 14, 2005. The fair market value of the shares was valued at $1,275,000. The Company's common stock was valued at $5.10 per share on December 14, 2004, which was the closing stock price on that day. The value of the services was recognized over a six month period and has been amortized on a straight-line basis. Amortization for the year ended December 31, 2005 was approximately $1.2 million.

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

        During the year ended December 31, 2005, the Company issued approximately 1,098,335 shares of its common stock pursuant to the grant of options to purchase common stock to officers, employees and consultants at an average exercise price of $0.79 for a total cash consideration of approximately $869,885.

        The Company received a tax benefit in the amount of $4.1 million which has been credited to Additional Paid in Capital arising from the exercise by employees of 1,098,335 stock options during the twelve months ending December 31, 2005. The effect of these employee exercises creates taxable

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 9—SHARE-BASED COMPENSATION (Continued)

income for these employees and gives rise to a tax deduction for the Company totaling approximately $9.3 and generates a tax saving to the Company, at the Company's combined tax rate of 43.84%, of approximately $4.1 million.

        The Company received a tax benefit in the amount of $0.6 million which has been credited to Additional Paid in Capital arising from the grant of 200,000 shares of restricted stock to an executive on December 14, 2004. The stock became unrestricted on June 14, 2005 and the market value of the 200,000 shares totaled $2.6 million on that date. The effect of this employee restricted stock grant created taxable income for this employee and gives rise to a tax deduction for the Company totaling approximately $1.4 million and generates a tax saving to the Company, at the Company's combined tax rate of 43.8%, of approximately $0.6 million.

        On November 22, 2005 the Company issued 100,000 shares to a contractor that performed services for the Company in exchange for an amount payable. These shares were issued at the fair market value on the date issued of $12.50 per share for a total value of $1.3 million. These shares were issued under the 2004 Equity Incentive Plan.

        On June 16, 2005, the Company's Board of Directors approved the True Religion Apparel, Inc. 2005 Stock Incentive Plan, or the 2005 Incentive Plan. The Company had two other stock-based incentive programs, the 2004 Option Plan and the 2004 Equity Incentive Plan which are referred to as the "prior plans." The 2005 Incentive Plan amends and restates our prior plans and serves as the successor program to the prior plans. An additional 1,211,723 shares were reserved under the 2005 Incentive Plan. Most option grants have a term of 5 years, with most requiring a two to three year service period in order to achieve full vesting of the grant. There were no options grants made during 2006 or 2005. At the present time, the Company issues restricted stock awards as incentive compensation to employees, officers and directors.

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

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" using the modified prospective transition method. Among other items, SFAS No. 123(R) eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

        Prior to the adoption of SFAS No. 123(R), the Company classified all tax benefits resulting from the exercise of stock options as operating cash inflows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation costs recognized for those awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as "Excess tax benefit on stock-based compensation" in the 2006 consolidated statement of cash flows and was $1.6 million.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 9—SHARE-BASED COMPENSATION (Continued)

        The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 for the years ended December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Net income per share available to common stockholders—basic and diluted
As reported—basic	$0.85	0.19

As reported—diluted	$0.81	0.19

Pro forma—basic	$0.82	0.17

Pro forma—diluted	$0.78	0.17

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

        During the year ended December 31, 2006, the Company issued 233,664 shares of its common stock pursuant to the exercise of options to purchase common stock to officers and employees at an average exercise price of $0.86 for a total cash consideration of approximately $0.2 million.

        The Company received a tax benefit of approximately $1.8 million arising from the exercise and sale by employees of 176,164 stock options during the year ended December 31, 2006. The effect of these employee exercises and sales creates taxable income for these employees and gives rise to a tax deduction for the Company and generates a tax saving to the Company, at the Company's combined tax rate of approximately 40%. No income tax benefit is realized until the employee sells the shares related to the option exercise.

        Changes in the status of options for the years ended December 31, 2006, 2005, and 2004 are summarized below:

	2006	Weighted Average Price	2005	Weighted Average Price	2004	Weighted Average Price
Outstanding at beginning of year	1,358,664	$1.46	2,473,666	$1.16	465,000	$0.48
Granted	0		0		2,060,000	$1.31
Cancelled or expired	(16,667)	$0.77	(16,667)	$0.77	(33,334)	$0.77
Exercised	(233,665)	$1.04	(1,098,335)	$0.79	(18,000)	$0.53

Outstanding at end of year	1,108,332	$1.56	1,358,664	$1.46	2,473,666	$1.16

Exercisable at the end of the year	1,108,332	$1.56	638,278	$1.72	848,000	$1.16

Price range of options ($)	0.48 - 7.65		0.48 - 7.65		0.48 - 7.65

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 9—SHARE-BASED COMPENSATION (Continued)

        The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility. For 2006, 2005, and 2004, the Company has relied on observations of both historical volatility trends as well as implied future volatility observations. For stock option grants, the Company utilized expected volatility based on the expected life of the option. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, and the actual vesting schedule of the grant, and has also assessed the expected risk tolerance of different option recipients. For each of 2006, 2005, and 2004, there was no expected dividend yield; the expected life of options was 10 years; the risk-free interest rates were 5%; and the volatility was between 93-143%.

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

        During 2006, 2005, and 2004, 712,000 shares, 29,500 shares and 250,000 shares, respectively, were granted with restriction periods of 90 days to three years at market prices ranging from $15.45 to $21.31 in 2006, $9.00 to $13.50 in 2005 and $5.10 in 2004. The shares were recorded at the market value on the date of issuance as deferred compensation and the related amount is being amortized to operations over the respective vesting period. Compensation expense for the years ended December 31, 2006, 2005, and 2004 related to these shares of restricted stock was $5.7 million, $0.8 million and $0.1 million, respectively, and is included in general and administrative expenses. At December 31, 2006, the weighted-average grants date fair value and weighted-average contractual life for outstanding shares of restricted stock was $16.69 and 1.94 years, respectively. In all instances, those shares not vested are escrowed with the Company. In the event that the employee or officer is not employed with the Company at the vesting date, the unvested shares are forfeited.

        The Company is using the fair value method to determine the valuation of the restricted share awards and is measuring the awards at the dates of grant. As stated above, the only condition attached to the shares is continued service with the Company. Under SFAS No. 123R the fair value of stock based compensation is recognized over the employee's service period. In this case the service periods are January 4, 2006 through November 1, 2009. The Company uses the straight line method to record the expense associated with these grants, ensuring that at any point the vested portion is expensed.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 9—SHARE-BASED COMPENSATION (Continued)

        Aggregate information regarding the Company's restricted stock awards for the period of December 31, 2006, 2005, and 2004 is summarized below:

	2006	Weighted Average Price	2005	Weighted Average Price	2004	Weighted Average Price
Outstanding at beginning of year	27,000	$13.50	250,000	$5.10	0	$0.00
Granted	712,000	$16.81	29,500	$14.07	250,000	$5.10
Cancelled or forfeited	0	$0.00	0	$0.00	0	$0.00
Released from restriction	(82,750)	$16.49	(252,500)	$5.14	0	$0.00

Non-vested at end of year	656,250	$16.72	27,000	$13.50	250,000	$5.10

Price range of shares	$13.50 - $21.31		$9.00 - $13.50		$5.10

NOTE 10—COMMITMENTS AND CONTINGENCIES

        At December 31, 2006, the Company's headquarters were located at 1525 Rio Vista Avenue, Los Angeles, California 90023 and consisted of approximately 20,000 square feet of combined office and warehouse space. The Company also used approximately 8,900 square feet of combined office and warehouse space located at 1557 Rio Vista Avenue, Los Angeles, California The Company no longer uses either of these facilities. Both leases expire on July 31, 2007.

        The Company's current headquarters are located at 2263 E. Vernon Avenue, Vernon, California and consist of approximately 119,000 square feet of combined office and warehouse space at a monthly rent of $60,790. The lease commenced May 4, 2006 and expires June 30, 2011. The Company conducts virtually all of its executive, administrative, design, warehouse and shipping functions from this facility.

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

        The table below sets forth the Company's lease obligations through 2018:

Year ending December 31,
2007	$2,835,523
2008	2,907,391
2009	3,038,441
2010	3,115,229
2011	2,721,190
2012 and thereafter	11,696,835

TOTAL	$26,314,609

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 11—CONCENTRATIONS OF CERTAIN RISKS

        The Company performs ongoing credit evaluations of its customer's financial condition, including those whose invoices are not submitted to the Company's factor, and the Company limits the amount of credit extended when deemed necessary, but generally does not require collateral. At December 31, 2006 the Company's distributor for Japan, Jameric Inc., accounted for approximately 51% of the Company's non-factored accounts receivable and 11% of the Company's net sales. Jameric Inc. provides the Company with checks at the time of shipment of goods which are post dated (see Note 1). As of December 31, 2006, the Company held checks which totaled $2.5 million.

        For the year ended December 31, 2006, a commission-based sales agent, L'Atelier, with showrooms in Los Angeles, Dallas, and New York, arranged approximately 68% of our net sales. On February 1, 2007, the Company entered into a new independent contractor agreement with L'Atelier for a period of five years.

NOTE 12—LEGAL PROCEEDINGS

Joseph C. Canouse

        On March 21, 2006, the Company and Joseph C. Canouse ("Canouse") entered into a Settlement Agreement and General Release related to a services agreement dated February 26, 2004. Under the settlement agreement, the Company agreed to pay Canouse $0.1 million in cash and to issue to him 100,000 shares of the Company's common stock. Canouse agreed to dismiss his lawsuit against the Company and to release the Company from all claims arising out of or related to the circumstances that gave rise to the lawsuit. Canouse further agreed to be subject to a five-year standstill period during which he will not acquire or cause to be acquired any assets, businesses, securities, or rights of the Company, or options to acquire such rights, or take certain stockholder actions. In connection with the issuance of the shares, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission for the registration of the resale of the shares. The Company had previously taken a one-time, non-cash charge of $2.1 million in the fiscal fourth quarter of 2005 and paid $0.1 million for the legal settlement.

The Indigo Group USA, Inc.

        On April 28, 2005, Guru Denim, Inc. terminated its Manufacturer's Agreement (the "Agreement") dated September 15, 2004 with The Indigo Group USA, Inc. ("Indigo") based upon Indigo's failure to cure multiple defaults under the Agreement. Indigo believed that it was not in breach of the Agreement. On April 29, 2005 Guru Denim received a letter from Indigo requesting the dispute be submitted to arbitration. Indigo contended that it lost $1.6 million in profits on 156,000 pairs of jeans not manufactured under the Agreement. Guru Denim believes that Indigo failed to perform under the Agreement. Evidentiary proceedings in the matter took place in March 2006. On August 29, 2006, the arbitrator issued the Final Arbitration Award against Guru Denim in the amount of $2.0 million, consisting of $1.5 million in damages and $0.5 million of interest, fees and costs. $2.0 million of the final arbitration award was accrued as of the six months ended June 30, 2006. The award was paid and the amount in excess of the accrual was expensed as legal settlement on September 14, 2006.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 12—LEGAL PROCEEDINGS (Continued)

        From time to time, the Company is involved in various legal proceedings, which are incidental to the ordinary course of our business. The Company does not believe that these routine matters are material to our business or financial condition.

NOTE 13—INCOME TAXES

        Income tax expense (benefit) is summarized as follows (in thousands):

	2006	2005	2004
Current tax expense:
Federal	$11,757	$11,626	$2,010
State and local	3,165	3,154	636

Total current expense	14,922	14,780	2,646

Deferred tax (benefit):
Federal	(859)	(1,456)	(169)
State and local	(28)	(198)	(13)

Total deferred (benefit)	(887)	(1,654)	(182)

Total income tax expense	$14,035	$13,126	$2,464

        A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year ended December 31,
	2006	2005	2004
Tax provision at statutory federal rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	5.72%	6.10%	6.44%
Excess compensation under Internal Revenue Code Sec. 162(m)	2.97%	2.03%	1.91%
Exclusion for export sales	(1.08)%	(2.03)%	(4.19)%
Domestic production deduction	(0.94)%	(0.71)%	0.00%
California tax credit	(1.92)%	0.00%	0.00%
Other	(0.53)%	1.19%	(0.04)%

Effective tax rate	39.22%	41.58%	39.12%

        Total pretax income was comprised of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Wholesale operations	$35,016	$31,565	$6,299
Retail operations	765	—	—

Total pretax income	$35,781	$31,565	$6,299

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 13—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax asset at December 31, 2006 and 2005 are presented below (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Deferred compensation	606	22
Bad debt reserve	100	255
Deferred lease incentives	173	—
Uniform capitalization	274	52
State income tax	1,358	1,001
Legal settlement	—	914
Other	121	(156)

Total deferred assets	$2,632	$2,088

        Included above at December 31, 2006 and 2005 are $3.0 million and $2.2 million for current net deferred tax assets, respectively. Based on the historical earnings of the Company and projections of future taxable income, management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.

NOTE 14—SEGMENT INFORMATION

        The Company's business units have been separated into two reportable segments, wholesale and retail operations, in accordance with SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information". The Company operates both its wholes and retail business through its wholly-owned subsidiary company, Guru Denim, Inc., and oversees the operations of each business unit.

        The accounting policies of each segment are the same as those described in the summary of significant accounting policies (Note 2). The wholesale division sells denim jeans and other apparel products bearing the True Religion Brand Jeans brand name at its normal list wholesale price and eliminates the inter-segment sales. The retail division sells similar products at the Company's wholly owned retail stores. There was only one business segment for the year ended December 31, 2004. The Company evaluates the performance of each operating segment based on net income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

        During 2006, the Company began to account for wholesale and retail as separate segments. Summarized financial information concerning the Company's reportable segments is shown in the following table for the year ended December 31, 2006:

2006	Wholesale	Retail	Consolidated
Net Sales	$134,974,432	$5,514,515	$140,488,947
Gross Profit	72,097,553	2,915,302	75,012,855
Net Income from Operations	$34,383,851	$592,865	$34,976,716
Total Assets	$77,978,706	$1,771,570	$79,750,276

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 15—QUARTERLY INFORMATION (UNAUDITED)

        Summarized quarterly financial information for fiscal 2006, 2005, and 2004 is listed below. As discussed in Note 17, the consolidated financial statements for the years ended December 31, 2006, 2005, and 2004 have been restated (in thousands, except per share data):

        As Restated:

Year ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$35,850	$31,077	$43,183	$30,379
Gross profit	$19,088	$16,693	$22,656	$16,576
Net income	$5,834	$4,028	$7,750	$4,134
Earnings per share:
Basic	$0.26	$0.18	$0.34	$0.18
Diluted	$0.25	$0.17	$0.33	$0.18

Year ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$20,120	$22,126	$35,212	$25,761
Gross profit	$10,285	$11,055	$18,675	$13,312
Net earnings	$3,635	$3,988	$7,342	$3,475
Earnings per share:
Basic	$0.17	$0.19	$0.33	$0.16
Diluted	$0.16	$0.17	$0.32	$0.15

        As Previously Reported:

Year ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$35,609	$30,734	$42,909	$29,559
Gross profit	$18,776	$16,352	$22,383	$16,153
Net income	$6,471	$4,874	$8,197	$4,893
Earnings per share:
Basic	$0.29	$0.22	$0.36	$0.20
Diluted	$0.28	$0.21	$0.35	$0.20

Year ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$20,108	$22,003	$34,990	$25,471
Gross profit	$10,224	$10,932	$18,432	$13,020
Net earnings	$3,832	$4,263	$7,726	$3,687
Earnings per share:
Basic	$0.18	$0.20	$0.35	$0.17
Diluted	$0.17	$0.18	$0.33	$0.16

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 16—SUBSEQUENT EVENTS

        On January 2, 2007, the Company issued 113,000 restricted shares of common stock to its officers, directors, employees and legal counsel as long-term incentive compensation. The Company retired 14,955 shares from this issuance to pay employee withholding taxes. The total of net shares issued were 98,045. The grant of shares to each recipient is structured such that 1/3 vested on January 2, 2007, 1/3 vests on January 2, 2008 and 1/3 vests on January 2, 2009. The fair market value of each share was $15.29 on January 3, 2007 and the Company has valued the grant in the amount of $1.73 million. The shares not vested are escrowed with the Company. In the event that the employee or officer is not employed with the Company at the vesting date, the unvested shares are forfeited. In the event of a sale of the Company or change of control, all of the unvested shares become vested.

        On January 4, 2007, the Company issued 105,000 shares of its common stock pursuant to the exercise of options at an average exercise price of $0.67 for total cash consideration of approximately $69,975.

        On February 1, 2007, the Company entered into a new independent contractor agreement with L'Atelier. L'Atelier has acted as the Company's principal sales agent since 2003. L'Atelier has been engaged as coordinator of United States wholesale full price sales, on an exclusive basis. L'Atelier is entitled to a commission based on net sales sold directly to department stores and to specialty stores.

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

        On February 27, 2007, the Company entered into a new distribution agreement to distribute market and sell its products in Germany, Switzerland, Austria, Holland, Belgium, and Luxembourg.

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

        Effective March 14, 2007, Kymberly Gold-Lubell no longer serves as the Vice President, Women's Design or a member of the Board of Directors of the Company. Ms. Gold-Lubell serves as a consultant to the Company pursuant to a Waiver and Release Agreement.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 16—SUBSEQUENT EVENTS (Continued)

        Effective March 26, 2007, Charles Lesser no longer serves as the Chief Financial Officer of the Company. Mr. Lesser will serve as a consultant to the Company pursuant to a Release and Consulting Agreement.

        Effective March 26, 2007, the Company has appointed Peter Collins as Chief Financial Officer, succeeding Charles Lesser. Concurrent with the appointment of Mr. Collins, the Company granted Mr. Collins 50,000 shares of common stock as long-term incentive compensation. The grant of shares is structured such that 33% vests on March 26, 2008, 33% vests on March 26, 2009, and 34% vests on March 26, 2010. The fair market value of each share was $16.04 on March 26, 2007 and the Company has valued the grant in the amount of $0.8 million. The shares not vested will be escrowed with the Company. In the event that Mr. Collins is not employed with the Company at the vesting date, the unvested shares are forfeited. In the event of a sale of the Company or change of control, all of the unvested shares become vested.

NOTE 17—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

        Subsequent to the issuance of the Company's Annual Report on Form 10-K for the year ended December 31, 2006, the Company determined errors in its previously issued financial statements should be corrected, as follows:

        Restricted stock awards:    The Company's previous method for recognizing restricted stock compensation was not correct as the portion of expense recognized trailed the vesting of the awards. When the method was corrected, we increased our pre-tax restricted stock compensation expense in 2006 by $1.2 million and reduced the previously recorded 2007 pre-tax expense by the same amount. Also, the Company did not properly identify the grant date for restricted stock that was awarded in December 2006 and vested in January 2007. We increased our 2006 pre-tax restricted stock compensation expense by $1.2 million and reduced the previously recorded 2007 pre-tax compensation by the same amount.

        Income Tax Expense:    The Company's compensation programs did not fully comply with federal and state income tax regulations. In particular, the Company had taken tax deductions on certain executive compensation that was non-deductible under Section 162(m) of the Internal Revenue Code. The correction of these errors resulted in the recording of additional income tax expense of $0.5 million, $0.8 million, and $0.1 million for 2006, 2005, and 2004, respectively.

        Stock option awards:    The accounting for stock options granted in 2003 and 2004 was not correct. For instance, the grant date for one large award was assumed to be before all required granting actions had occurred, and in another instance, modifications to stock option awards were not considered. In order to correct these errors, the Company has recorded additional pre-tax compensation expense of $0.4 million in 2006, $0.3 million in 2005 and $0.4 million in 2004.

        Other:    The Company also corrected the following quantitatively and qualitatively immaterial accounting errors previously unrecorded in the years ended December 31, 2006, December 31, 2005 and December 31, 2004:

  •
  Understatement of net sales of $0.1 million for the year ended 2006.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 17—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

  •
  Overstatement of cost of sales of $0.1 million for the year ended December 31, 2006 and the understatement of cost of sales of $0.1 million in 2005.

        The above pretax restatement adjustments resulted in a change to the Company's taxable income. Accordingly, the Company has recorded changes in its provision for income taxes of $(0.3) million, $0.7 million, and less than $(0.1) million for the years ended 2006, 2005, and 2004, respectively.

        In addition to the above adjustments, the Company has reclassified balances in its previously issued 2006 and 2005 financial statements to conform to its current presentation. The reclassification items are:

  •
  Litigation settlement expenses of $2.1 million for the year ended December 31, 2006 and $2.1 million for the year ended December 31, 2005 were reclassified from other expenses to selling, general and administrative expenses.

  •
  Sales commissions paid for eCommerce had previously been recorded as a reduction to sales as opposed to an operating expense. For the years ended December 31, 2006 and 2005, the Company has reclassified $0.6 million and $0.2 million of sales commission expense, respectively, from sales to selling, general and administrative expenses.

  •
  Certain wholesale customer charge-backs for non-compliance with their shipping policies or co-op advertising had previously been recorded as a reduction to sales as opposed to selling, general and administrative expenses. Accordingly, for the years ended December 31, 2006 and 2005, the Company has reclassified these charges of $0.8 million and $0.4 million, respectively, from sales to operating expenses.

        As a result, the Company has restated the accompanying consolidated balance sheets as of December 31, 2006 and 2005, the consolidated statements of income for the years ended December 31, 2006, 2005, and 2004, the consolidated statement of cash flows for the years ended December 31, 2006, 2005, and 2004, from amounts previously reported and the related notes to the consolidated financial statements for such periods to correct these errors.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 17—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the impact of the restatements and reclassifications on the previously reported consolidated financial statements:

	As Originally Reported	Restatement Adjustments	Reclass Adjustments	As Restated and Reclassified
2006
CONSOLIDATED BALANCE SHEET:
Accounts receivable, net of allowances	$6,331,736	$165,920		$6,497,656
Inventory	9,399,305	(105,065)		9,294,240
Deferred income taxes	2,923,000	(291,475)		2,631,525
Prepaid expenses and other current assets	1,391,300	(201,408)		1,189,892
Total current assets	74,454,862	(432,028)		74,022,834
Property and equipment, net	4,993,432	14,959		5,008,391
Total assets	$80,167,345	$(417,069)		$79,750,276
Current Liabilities:
Accounts payable and accrued expenses	$9,170,611	$(34,950)		$9,135,661
Accrued payroll, vacation, and bonus	1,632,024	276,534		1,908,558
Income taxes payable	625,767	2,778,033		3,403,800
Other liabilities	764,039	(33,637)		730,402
Total current liabilities	12,192,441	2,985,980		15,178,421
Other liabilities	491,863	(66,567)		425,296
Total liabilities	12,684,304	2,919,413		15,603,717
Total liabilities and stockholders' equity	$80,167,345	$(417,069)		$79,750,276

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 17—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

	As Originally Reported	Restatement Adjustments	Reclass Adjustments	As Restated and Reclassified
2006
CONSOLIDATED INCOME STATEMENT:
Net sales	$139,046,380	$53,818	$1,388,749	$140,488,947
Cost of sales	65,427,277	48,815		65,476,092
Gross profit	73,619,103	5,003	1,388,749	75,012,855
Selling, General, and Administrative Expenses:
Selling and shipping	15,015,643	(8,691)	788,521	15,795,473
Consumer direct	1,688,376		600,228	2,288,604
General and administrative	15,965,029	2,987,938		18,952,967
Litigation settlement expense	—		2,106,475	2,106,475
Total selling, general and administrative expenses	33,561,668	2,979,247	3,495,224	40,036,139
Operating income	40,057,435	(2,974,244)	(2,106,475)	34,976,716
Total other expense (income)	1,302,120		(2,106,475)	(804,355)
Income before provision for income taxes	38,755,315	(2,974,244)		35,781,071
Provision for income taxes	14,320,000	(284,832)		14,035,168
Net Income	$24,435,315	$(2,689,412)	$—	$21,745,903
Net Income per share—Basic	$1.07	$(0.10)		$0.97
Net Income per share—Diluted	$1.04	$(0.12)		$0.92
Weighted average shares outstanding—Basic	22,797,000	(301,292)		22,495,708
Weighted average shares outstanding—Diluted	23,576,500	31,843		23,608,343

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 17—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

	As Originally Reported	Restatement Adjustments	Reclass Adjustments	As Restated and Reclassified
2006
CONSOLIDATED STATEMENT OF CASH FLOWS
Net income	$24,435,315	$(2,689,412)		$21,745,903
Depreciation and amortization	413,105	38,211		451,316
Provision for bad debts	329,391	(56,250)		273,141
Stock-based compensation	3,907,196	2,813,678		6,720,874
Tax benefit from stock-based compensation		258,228	1,500,000	1,758,228
Excess tax benefit on stock-based compensation		(1,612,077)		(1,612,077)
Deferred taxes	(1,068,000)	766		(1,067,234)
Accounts receivable	1,134,396	(17,038)		1,117,358
Inventory	653,442	105,065		758,507
Prepaid Expenses and other current assets	(479,144)	181,226		(297,918)
Accounts payable and accrued expenses	2,446,910	(51,989)		2,394,921
Accrued payroll, vacation and bonus expenses	274,445	97,675		372,120
Accrued customer credits	81,292	17,038		98,330
Deferred revenue	257,416	(33,637)		223,779
Income taxes payable	888,324	(543,826)	(1,500,000)	(1,155,502)
Long-term lease liability	491,863	(66,567)		425,296
Net cash provided by operating activities	33,641,522	(1,558,909)		32,082,613
Net cash used in investing activities	1,555,959	(3,050,470)		(1,494,511)
Excess tax benefit on stock-based compensation	—	1,612,077		1,612,077
Net cash provided by financing activities	243,524	1,612,077		1,855,601
Net increase in cash	35,441,005	(2,997,300)	—	32,443,705
Cash and cash equivalents, beginning of year	9,436,632	2,997,300	—	12,433,932
Cash and cash equivalents, end of year	44,877,637			44,877,637

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 17—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

	As Originally Reported	Restatement Adjustments	Reclass Adjustments	As Restated and Reclassified
2005
CONSOLIDATED BALANCE SHEET:
Cash and cash equivalents	$9,436,632	$2,997,300		$12,433,932
Marketable securities	5,970,486	(2,997,300)		2,973,186
Accounts receivable, net of allowances	7,795,524	72,450		7,867,974
Deferred income taxes	1,989,000	98,799		2,087,799
Total current assets	42,754,951	171,249		42,926,200
Total assets	$43,991,691	$171,249		$44,162,940
Current Liabilities:
Accounts payable and accrued expenses	$6,814,701			$6,814,701
Accrued payroll, vacation, and bonus	512,541	178,859		691,400
Income taxes payable	1,237,443	3,711,366		4,948,809
Other accrued expenses	—		134,000	134,000
Deferred tax liability	134,000		(134,000)	—
Total current liabilities	8,698,685	3,890,225		12,588,910
Total liabilities	8,698,685	3,890,225		12,588,910
Total liabilities and stockholders' equity	$43,991,691	$171,249		$44,162,940

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 17—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

	As Originally Reported	Restatement Adjustments	Reclass Adjustments	As Restated and Reclassified
2005
CONSOLIDATED INCOME STATEMENT:
Net sales	$102,572,445		$646,720	$103,219,165
Cost of sales	49,964,420	(72,450)		49,891,970
Gross profit	52,608,025	72,450	646,720	53,327,195
Selling, General, and Administrative Expenses:
Selling and shipping	9,587,730		402,175	9,989,905
Consumer direct	60,624		244,545	305,169
General and administrative	8,938,170	484,007		9,422,177
Litigation settlement expense			2,140,000	2,140,000
Total selling, general and administrative expenses	18,586,524	484,007	2,786,720	21,857,251
Operating income	34,021,501	(411,557)	(2,140,000)	31,469,944
Total other income	2,044,474		(2,140,000)	(95,526)
Income before provision for income taxes	31,977,027	(411,557)		31,565,470
Provision for income taxes	12,469,000	656,669		13,125,669
Net Income	$19,508,027	$(1,068,226)	$—	$18,439,801
Net Income per share—Basic	$0.90	$(0.05)		$0.85
Net Income per share—Diluted	$0.84	$(0.03)		$0.81
Weighted average shares outstanding—Basic	21,674,000	2,858		21,676,858
Weighted average shares outstanding—Diluted	23,179,500	(522,274)		22,657,226

	As Originally Reported	Restatement Adjustments	Reclass Adjustments	As Restated and Reclassified
2005
CONSOLIDATED STATEMENT OF CASH FLOWS
Net income	$19,508,027	$(1,068,226)		$18,439,801
Shares issued for services	1,298,500	—	(48,500)	1,250,000
Stock-based compensation	1,368,531	315,471	48,500	1,732,502
Tax benefit from stock-based compensation	—	1,677,711		1,677,711
Deferred taxes	(1,707,541)	(176,702)		(1,884,243)
Accounts receivable	(5,684,443)	(72,450)		(5,756,893)
Accrued payroll, vacation and bonus expenses	157,220	168,535		325,755

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 17—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

	As Originally Reported	Restatement Adjustments	Reclass Adjustments	As Restated and Reclassified
2004
CONSOLIDATED INCOME STATEMENT:
General and administrative	2,868,870	428,065		3,296,935
Litigation settlement expense	—		125,000	125,000
Total selling, general and administrative expenses	6,302,223	428,065	125,000	6,855,288
Operating income	6,851,858	(428,065)	(125,000)	6,298,793
Total other income	125,000		(125,000)	—
Income before provision for income taxes	6,726,858	(428,065)		6,298,793
Provision for income taxes	2,498,681	(34,437)		2,464,244
Net Income	4,228,177	(393,628)		3,834,549
Net Income per share—Basic	$0.21	$(0.02)		$0.19
Net Income per share—Diluted	$0.20	$(0.01)		$0.19
Weighted average shares outstanding—Basic	19,950,000	49,175		19,999,175
Weighted average shares outstanding—Diluted	20,771,000	(276,844)		20,494,156

	As Originally Reported	Restatement Adjustments	Reclass Adjustments	As Restated and Reclassified
2004
CONSOLIDATED STATEMENT OF CASH FLOWS
Net income	4,228,177	(393,628)		3,834,549
Stock-based compensation	190,094	417,742		607,836
Tax benefit from stock-based compensation		37,955		37,955
Deferred taxes	(147,459)	(31,566)		(179,025)
Accrued payroll, vacation and bonus expenses	—	10,323		10,323
Income taxes payable	2,630,516	(40,826)		2,589,690

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.
Dated: April 30, 2008	/s/ JEFFREY LUBELL Jeffrey Lubell Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JEFFREY LUBELL Jeffrey Lubell	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 30, 2008
/s/ PETER F. COLLINS Peter F. Collins	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2008
/s/ JOSEPH H. COULOMBE Joseph H. Coulombe	Director	April 30, 2008
/s/ G. LOUIS GRAZIADIO III G. Louis Graziadio III	Director	April 30, 2008
/s/ ROBERT L. HARRIS, II Robert L. Harris, II	Director	April 30, 2008
Mark S. Maron	Director	April 30, 2008

QuickLinks

TABLE OF CONTENTS
EXPLANATORY NOTE
CAUTIONARY STATEMENT
PART I.
  Item 1. Business.
Our Products
Business Strategy
Supply Strategy
Manufacturing
Sources and Availability of Raw Materials
Quality Control
Competition
Government Regulation and Supervision
Research and Development
Employees
Information Systems
Trademarks
Segment Information
Other Information
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II.
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. Other Information.
PART III.
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation
EXECUTIVE OFFICERS AND COMPENSATION
SUMMARY COMPENSATION TABLE
GRANTS OF PLAN-BASED AWARDS
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006
OPTION EXERCISES AND STOCK VESTED
COMPENSATION COMMITTEE REPORT
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
  Item 13. Certain Relationships and Related Transactions and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV.
  Item 15. Exhibits, Financial Statements Schedules.
EXHIBIT INDEX
TRUE RELIGION APPAREL, INC. AND SUBSIDIARY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TRUE RELIGION APPAREL, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
TRUE RELIGION APPAREL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Years ended December 31, 2006, 2005, and 2004
TRUE RELIGION APPAREL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS Years ended December 31, 2006, 2005, and 2004
TRUE RELIGION APPAREL, INC. AND SUBSIDIARY STATEMENTS OF STOCKHOLDERS' EQUITY For the years ending December 31, 2006, 2005, and 2004
TRUE RELIGION APPAREL, INC. AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2006
SIGNATURES