Form 10-Q/A
period 2007-03-31
TRUE RELIGION APPAREL INC
filed 2008-05-01
CIK 1160858

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

 As of April 29, 2008 there were 23,918,831 shares of common stock outstanding.

TRUE RELIGION APPAREL, INC.

2

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “Original Filing”) to amend and restate our condensed consolidated financial statements, and the related notes thereto, as discussed in Note 11 in our Notes to Condensed Consolidated Financial Statements contained under Item 1: Financial Statements in the Quarterly Report on Form 10-Q/A.

On November 6, 2007, the Audit Committee of the Company’s Board of Directors determined that we needed to restate our previously issued consolidated financial statements for the fiscal periods 2005, 2006 and 2007.  On that date, the Audit Committee also concluded that, as a result of the pending restatement, the annual consolidated financial statements for fiscal years 2005 and 2006, each of the quarters during those fiscal years, and the quarterly condensed consolidated financial statements for fiscal 2007 appearing in our Quarterly Report on Form 10-Qs for the quarters ended March 31, 2007 and June 30, 2007, should no longer be relied upon.

On April 28, 2008, the Audit Committee of the Company’s Board of Directors determined that we needed to restate our previously issued consolidated financial statements for the fiscal period 2004. On that date, the Audit Committee also concluded that, as a result of the pending restatement, the annual consolidated financial statements for fiscal year 2004 should no longer be relied upon.

On April 30, 2008, the Company filed an Annual Report on Form 10-K/A for the year ended December 31, 2006, to amend and restate our consolidated financial statements at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 with respect to errors in the accounting for stock-based compensation to employees and errors in the tax treatment for certain stock-based and cash-based compensation.  The impact of that amendment is reflected in the accompanying condensed consolidated balance sheet as of December 31, 2006

The effects of these restatements are reflected in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A. Therefore, we have not amended and do not intend to amend any of our previously filed Quarterly Reports on Form 10-Q for any period prior to December 31, 2006.

The Company was unable to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, primarily due to the unavailability of reliable financial information.  The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 is being filed concurrently with this Quarterly Report on Form 10-Q/A as well as the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007.

As a result of our failure to file quarterly reports on a timely basis, we are no longer eligible to use Form S-3 to register our securities with the Securities and Exchange Commission until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities.

For the convenience of the reader, this amended Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety, as amended where necessary, to reflect the restatement. The following Items have been amended principally as a result of, and to reflect, the restatement:

Part I – Item 1 –Financial Statements (unaudited)

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 4 – Controls and Procedures

Part II - Item 1A – Risk Factors

Part II - Item 6 – Exhibits

Information not affected by the corrections as described in Note 11 in the condensed consolidated financial statements remain unchanged and reflect the disclosures made at the time of the original filing of the Quarterly Report on Form 10-Q filed on May 10, 2007 and Amendment No. 1 to Form 10-Q filed on June 1, 2007.

PART I — Financial Information

ITEM 1. Financial Statements (unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2007	2006
	(as restated
	see Note 11)
ASSETS
Current Assets:
Cash and cash equivalents	$43,520,456	$44,877,637
Marketable securities, available for sale	5,054,009	—
Accounts receivable, net of allowances of $475,611 and $495,672, respectively	5,826,811	6,497,656
Due from factor, net of chargebacks and other allowances	12,715,636	9,531,884
Inventory	8,757,101	9,294,240
Deferred tax asset	2,631,525	2,631,525
Prepaid expenses and other current assets	1,210,993	1,189,892
Total current assets	79,716,531	74,022,834
Property and equipment, net	8,435,555	5,008,391
Other assets	800,535	719,051

TOTAL ASSETS	$88,952,621	$79,750,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$10,113,030	$9,135,661
Accrued payroll, vacation, and bonus	989,031	1,908,558
Other accrued expenses	593,850	730,402
Income taxes payable	6,229,189	3,403,800
Total current liabilities	17,925,100	15,178,421
Other liabilities	574,714	425,296
Total liabilities	18,499,814	15,603,717

Commitment and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized, 23,443,895 and 23,253,529 issued and outstanding, respectively	2,344	2,326
Additional paid-in capital	22,821,199	20,158,619
Retained earnings	47,590,370	43,985,614
Accumulated other comprehensive income	38,894	—
Total stockholders’ equity	70,452,807	64,146,559

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,952,621	$79,750,276

The accompanying notes are an integral part of these statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(as restated, see Note 11)

Net sales	$36,242,147	$35,850,295
Cost of sales	15,821,553	16,762,035
Gross profit	20,420,594	19,088,260

Selling, general, and administrative expenses:
Selling and shipping	4,104,077	4,003,107
Retail	1,455,314	225,638
General and administrative	5,984,198	4,928,254
Total selling, general and administrative expenses	11,543,589	9,156,999

Operating income	8,877,005	9,931,261

Other Income:
Interest income, net	(440,943)	(74,849)
Other expense	98,143	—
Total other income	(342,800)	(74,849)

Income before provision for income taxes	9,219,805	10,006,110
Provision for income taxes	4,060,515	4,171,744
Net Income	$5,159,290	$5,834,366

Earnings per share:
Basic	$0.23	$0.26
Diluted	$0.22	$0.25

Weighted average shares outstanding:
Basic	22,878,639	22,335,458
Diluted	23,827,072	23,489,836

The accompanying notes are an integral part of these statements

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(as restated, see Note 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,159,290	$5,834,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	340,006	78,378
Provision for bad debts, returns, and markdowns	155,072	22,519
Stock-based compensation	2,150,046	2,179,214
Tax benefit from stock-based compensation	69,059	417,000
Excess tax benefit from stock-based compensation	(66,716)	(369,117)
Deferred income taxes	—	671,000
Changes in operating assets and liabilities:
Accounts receivable	640,774	1,019,773
Due from factor	(3,308,752)	(5,399,086)
Inventory	537,139	(1,237,486)
Prepaid income taxes and income taxes payable	2,825,392	1,564,834
Prepaid expenses and other current assets	313,430	608,696
Other assets	(83,830)	61,162
Accounts payable and accrued expenses	544,515	(89,353)
Accrued payroll, vacation, and bonus expense	(919,527)	170,449
Other accrued expenses	(136,551)	—
Other liabilities	149,418	26,228
Net cash provided by operating activities	8,368,765	5,558,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,331,972)	(193,258)
Purchase of marketable securities	(5,015,025)	(10,068,469)
Sale of marketable securities	—	4,034,290
Net cash used in investing activities	(8,346,997)	(6,227,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	69,975	82,272
Tax withholding payment for stock-based compensation	(1,515,640)	—
Excess tax benefit from stock-based compensation	66,716	369,117
Net cash (used in) provided by financing activities	(1,378,949)	451,389

Net decrease in cash and cash equivalents	(1,357,181)	(217,471)
Cash and cash equivalents, beginning of period	44,877,637	12,433,932
Cash and cash equivalents, end of period	$43,520,456	$12,216,461

The accompanying notes are an integral part of these statements

TRUE RELIGION APPAREL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company was incorporated in 2003. In order to reincorporate in Delaware in 2005, the Company merged with and into True Religion Apparel (Delaware), Inc., which was the Company’s wholly-owned subsidiary formed pursuant to the Delaware General Corporation Law.

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. U.S. consumer direct operations are generally stronger in the third and fourth quarters, and U.S. wholesale operations generally experience stronger performance in the third quarter. Spring/Summer season merchandise shipments are highest in the first quarter of the year, and Fall/Winter season merchandise shipments are highest in the third quarter. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2006.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2006. The same accounting policies are followed for preparing quarterly and annual financial information. All adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

Inventory

Inventory for the Company’s wholesale and consumer direct business is valued at the lower of cost of market.  Cost is determined by the average cost method.

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

Use of Estimates

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

The adoption of FIN 48 had no effect on the Company’s condensed consolidated financial statements. At March 31, 2007, the Company had no unrecognized tax benefits that, if recognized would affect the Company’s effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions.

Effective upon adoption of FIN 48, the Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at March 31, 2007. Prior to its adoption of FIN 48, the Company recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.

The major jurisdictions in which the Company files income tax returns include the United States federal jurisdiction as well as various state jurisdictions within the United States. The Company’s fiscal year 2004 and thereafter are subject to examination by the United States federal jurisdiction, and, generally, fiscal year 2003 and thereafter are subject to examination by various state tax authorities.

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

Comprehensive Income

Comprehensive income consists of net earnings and unrealized gain (loss) on investments available for sale. A reconciliation of comprehensive income for the three-month periods ended March 31, 2007 and 2006 is as follows:

	2007	2006
Net income	$5,159,290	$5,834,366
Unrealized gain on investments, net of taxes	38,894	—
Comprehensive Income	$5,198,184	$5,834,366

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

NOTE 3 — Marketable Securities

At March 31, 2007, the Company’s marketable securities consist of auction rate securities. Auction rate securities are high-quality variable rate bonds whose interest rate is periodically reset, typically every 7, 28 or 35 days. The underlying securities have contractual maturities through 2041. The auction rate securities are classified as “available-for-sale” in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. Any unrealized gains or temporary unrealized losses are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheet. Unrealized gains on held investments were $38,894 and $0 for the three months ended March 31, 2007 and 2006, respectively. The Company assesses whether an other-that-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary losses in the three months ended March 31, 2007 and 2006.

NOTE 4 — Due From Factor, Net of Chargebacks and Other Deductions

The Company uses a factor for credit administration purposes. Under the factoring agreement, the factor purchases substantially all domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.60% of the gross invoice amount. The Company can draw cash advances from the factor based on a pre-determined percentage of eligible outstanding accounts receivable. The factor holds as security substantially all assets of the Company and charges interest at a rate of prime plus 0.5% on the outstanding advances. The Company is liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. The factoring agreement expires on December 2, 2007.

At times, the Company’s customers place orders that exceed the credit that they have available from the factor.  The Company evaluates those orders to consider if the customer is worthy of additional credit based on its past experience with the customer.  If the Company decides to sell merchandise to the customer on credit, the Company takes the credit risk for the amounts that are above the approved credit limit with the factor.  As of  March 31, 2007, the amount of Due from Factor for which the Company bears the credit risk is $302,000.

For the three months ended March 31, 2007 and 2006, the Company paid a total of approximately $11,000 and $13,000, respectively, of interest to the factor which is reported as a component of interest income, net in the condensed consolidated statements of income.

Due from factor, net of chargebacks and other deductions as presented in the balance sheet at March 31, 2007 and December 31, 2006 is summarized below:

	March 31,	December 31,
	2007	2006
Outstanding factored receivables	$10,792,881	$9,647,770
Assignments in transit	2,782,755	619,114
Due from factor - gross	13,575,636	10,266,884
Reserves for chargeback and other deductibles	(860,000)	(735,000)
Due from factor - net of allowances	$12,715,636	$9,531,884

NOTE 5 — Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2007	2006
Finished Goods	$6,399,820	$6,232,190
Work-in-Progress	2,357,281	3,062,050
Inventory	$8,757,101	$9,294,240

NOTE 6 — Property and Equipment

A summary is as follows:

	March 31,	December 31,
	2007	2006
Computers and other equipment	$694,414	$490,525
Furniture and fixtures	576,743	197,306
Leasehold improvements	6,640,965	1,887,307
Construction-in-progress	87,085	2,220,621
Machinery and equipment	680,995	332,598
Trade show booths	682,047	549,886
Property and equipment, gross	9,362,249	5,678,243
Less: Accumulated depreciation	926,694	669,852
Property and equipment, net	$8,435,555	$5,008,391

NOTE 7 — Common Stock

Share-Based Compensation

The Company has a single share-based compensation plan covering its employees. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Among other items, SFAS 123R eliminates the use of Accounting Principles Board Opinion No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the condensed consolidated statements of income.

Stock Grants

The Company recognizes its restricted stock compensation expense using the straight-line method over the requisite service period of the entire award.  The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period.  If a portion of the restricted stock vests immediately or in another pattern such that the cumulative expected vested amount exceeds the cumulative straight line expense amount, the Company will record compensation expense equal to at least the cumulative compensation expense of the expected vested amount of the restricted stock.  This expense is recorded in general and administrative expense in the condensed consolidated statements of income. The following table summarizes the Company’s stock-based compensation expense:

	Three Months Ended
	March 31,
	2007	2006
	(as restated, see Note 11)
Restricted stock grants	$1,830,546	$1,891,798
Stock options	319,500	287,416
Total stock-based compensation expense, before tax benefits	2,150,046	2,179,214
Tax benefits	447,210	610,180
Total stock-based compensation expense, after tax benefits	$1,702,836	$1,569,034

During the three months ended March 31, 2007, the Company granted 183,000 shares of restricted stock to employees, officers and directors which vest over a period of two to three years.  The fair value of these restricted shares, based on the price of the Company’s common stock at the date of grant, was $2,897,230.  The Company’s policy for attributing the value of graded vesting share-based payments is the straight-line single option approach.

During 2007, the Company implemented a practice of repurchasing common shares, upon an employee’s request, to satisfy employee minimum statutory income tax withholdings for restricted shares as they vest.  During the three months ended March 31, 2007, the Company repurchased 97,634 shares for a total cost of $1,515,640.

The following table summarizes the Company’s restricted stock activities for the three months ended March 31, 2007 (as restated, see Note 11):

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
		Fair	Life
	Shares	Value	(Years)
Non-vested, beginning of year	656,250	$16.72
Granted	183,000	$15.83
Vested	(273,667)	$16.32
Forfeitures	—	$—
Non-vested, end of period	565,583	$16.62	1.8

As of March 31, 2007, the Company expects all non-vested restricted shares will vest in future periods.  The aggregate intrinsic value of restricted stock outstanding as of March 31, 2007 was $9,185,073.  As of March 31, 2007, the total unamortized share-based compensation expense related to the restricted shares was $5,902,269, which is expected to be recognized over a weighted average period of 1.8 years.  The total fair value of restricted stock vested during the three months ended March 31, 2007 and 2006 was $4,467,117 and $1,182,515, respectively.

Stock Options

Most stock option grants have a term of 5 years. All outstanding stock options have vested. The fair value of each option grant was estimated as of the date of grant using a Black-Scholes option pricing model. On January 4, 2007, a former officer exercised an option to purchase 105,000 shares at an average exercise price of $0.67 per share.

Aggregated information regarding the Company’s stock option plans is summarized below:

		Wtd.	Wtd.
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding December 31, 2006	1,108,332	$1.56
Exercised	(105,000)	$0.67
Outstanding March 31, 2007	1,003,332	$1.66
Total Exercisable at March 31, 2007	1,003,332	$1.66	2.4	$14,628,581

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options.  SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  In accordance with SFAS No. 123(R), the Company reported $66,716 and $369,117, respectively, of excess tax benefits as financing cash flows for the three months ended March 31, 2007 and 2006.  The total tax benefit realized from stock option exercises for the three months ended March 31, 2007 and 2006 was $69,059 and $417,000, respectively.  Cash received from stock option exercises was $69,975 and $82,272 for the three months ended March 31, 2007 and 2006, respectively.

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

Eleven of the fifteen retail leases also require payment of a percent of sales ranging from 6% to 7%. The Company has the option to renew two leases under various terms, ranging from five to six years, at various rates as specified within each lease agreement. The Company has no capitalized lease obligations. As of March 31, 2007, the Company had entered into a total of seventeen lease agreements for an aggregate of approximately 170,000 square feet of space.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Net sales:
Wholesale - U.S.	$25,100,869	$25,742,147
Wholesale - International	6,925,667	9,321,546
Consumer Direct	4,056,854	786,602
Corporate	158,757	—
	$36,242,147	$35,850,295

Gross profit:
Wholesale - U.S.	$13,501,841	$14,073,299
Wholesale - International	3,695,378	4,440,127
Consumer Direct	3,064,618	574,834
Corporate	158,757	—
	$20,420,594	$19,088,260

Operating income:
Wholesale - U.S.	$8,215,538	$9,370,727
Wholesale - International	3,579,967	4,340,413
Consumer Direct	1,646,125	322,947
Corporate	(4,564,625)	(4,102,826)
	$8,877,005	$9,931,261

	Three Months Ended
	March 31,
	2007	2006

Total assets:
Wholesale – U.S.	$59,923,513	$43,531,101
Wholesale - International	—	—
Consumer Direct	12,158,040	859,301
Corporate	16,871,068	9,976,549
	$88,952,621	$54,366,951	**

Capital expenditures:
Wholesale – U.S.	$1,967,217	$173,463
Wholesale - International	—	—
Consumer Direct	1,364,755	19,795
Corporate	—	—
	$3,331,972	$193,258

** March 31, 2006 balance sheet has been restated for the impact of the adjustments described in Note 11 below.

NOTE  10 — Supplemental Disclosure of Cash Flow Information

	Three months ended March 31,
	2007	2006
Interest Paid	$10,843	$12,897
Taxes Paid	$850,000	$1,518,910

At March 31, 2007, the Company had recognized the purchase of $1,390,844 of property and equipment that had not yet been paid for.  These purchases are included in “property and equipment, net” and the payment obligation in “accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2006, the Company issued 100,000 shares of the Company’s common stock pursuant to the terms of a settlement agreement.  These shares were issued as settlement of $2,104,000 that was included in “accounts payable and accrued expenses” as of the beginning of the period.

The Company credited the following to accumulated other comprehensive income for the unrealized gain on its short-term available for sale marketable securities:

	Three Months Ended March 31,
	2007	2006
Unrealized gain on available for sale marketable securities	$38,894	$—

NOTE  11 — Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s Quarterly Report on From 10-Q for the quarter ended March 31, 2007, the Company determined errors in its previously issued financial statements should be corrected as follows:

Stock-based compensation accounting: The Company recognizes restricted stock compensation expense using the straight-line method over the requisite service period of the entire award.  The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period.  If a portion of the restricted stock vests immediately or in another pattern such that the cumulative expected vested amount exceeds the cumulative straight line expense amount, the Company records compensation expense equal to at least the cumulative compensation expense of the expected vested amount of the restricted stock.  However, the Company measured the compensation expense relating to the restricted stock grants incorrectly resulting in an understatement of stock-based compensation of $1,198,308 for the year ended December 31, 2006.  In the Company’s original Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2007, the Company had recognized an additional $1,141,710 for the three months ended March 31, 2007 of compensation expense related to the 2006 expense error.   The Company has included in this restatement the correction of this error by reversing the additional compensation expense originally recorded in the

2007 period and properly recording those amounts in 2006.  This correction, along with the similar corrections for the 2006 interim period resulted in a reduction of stock-based compensation expense of $1,141,710 for the three months ended March 31, 2007 and an increase in stock-based compensation expense of $570,298 for the three months ended March 31, 2006.

On December 14, 2006, the Compensation Committee of the Board of Directors authorized the grant of 365,000 shares of restricted stock to employees, officers and directors to be issued on January 2, 2007. These restricted shares vest as follows: one-third on January 2, 2007, one-third on January 2, 2008 and one-third on January 2, 2009.  The Company originally recorded compensation expense during the three months ended March 31, 2007 on these grants equal to the total fair market value for the one-third of the shares that vested on January 2, 2007 plus three months of the one-third that vest on January 2, 2008.  However, subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, the Company determined that the grant date for some of the recipients was December 14, 2006 and therefore, compensation expense on the shares that vested on January 2, 2007 should have been amortized over the period December 14, 2006 through January 2, 2007.  The correction of this error resulted in a reduction in stock-based compensation expense of $1,160,530 for the three months ended March 31, 2007.

In addition, as part of the Company’s voluntary review of its accounting for stock-based compensation awarded in 2003 and 2004, it was determined there were stock options awarded “in-the-money” and stock options where the vesting schedule was modified after the grant date which were not accounted for correctly.  The correction of these errors resulted in the recognition of additional stock-based compensation of $319,500 and $71,916 for the three months ended March 31, 2007 and 2006, respectively.

Income tax benefit of executive compensation:  The income tax expenses recorded in the Company’s previously issued financial statements were calculated incorrectly as the Company’s compensation programs did not fully comply with the federal and state income tax regulations.  In particular, the Company had taken tax deductions on certain compensation that was non-deductible under IRC 162(m).  The correction of these errors resulted in the recording of additional income tax expense of $319,442 and $259,573 for the three months ended March 31, 2007 and 2006, respectively.

Statement of cash flows presentation of excess tax benefit from stock-based compensation:  The excess tax benefit received on stock-based compensation should be recorded as a financing activity as opposed to an operating activity.  In the Company’s previously issued financial statements, the excess tax benefits of $605,544 and $369,117, for the three months ended March 31, 2007 and 2006, respectively, were recorded as an operating activity and, accordingly, the condensed consolidated statements of cash flows have been restated to correct the presentation.

Statement of cash flows presentation of “purchase of property and equipment” not yet paid for:  In the Company’s previously issued financial statements, the “purchase of property and equipment” in investing activities included $1,390,844 of purchases that were accrued in “accounts payable and accrued expenses” as of the end of the period, and did not include $957,990 of purchases that were accrued in “accounts payable and accrued expenses” as of the beginning of the period and paid for during the period.  This resulted in a misstatement in the change in “accounts payable and accrued expenses” in the operating activities and “purchases of property and equipment” in the investing activities of $432,854.  Purchases of property and equipment that have not been paid for during the period should be excluded from “purchase of property and equipment” and disclosed as supplemental non-cash investing activities as disclosed in Note 10 – Supplemental Disclosure of Cash Flow Information.  Accordingly, the condensed consolidated statement of cash flows has been restated to correct the presentation.  Additionally, Capital Expenditures in Note 9 – Segment Information have also been restated to conform to the presentation of “purchase of property and equipment” in the statement of cash flows.  No restatement was made to the “purchases of property and equipment” in the condensed consolidated statement of cash flows for the three months ended March 31, 2006 as all amounts had been paid for as of period end.

Balance sheet classification of cash and cash equivalents:  In the Company’s previously issued financial statements, $9,917,350 of investments that were purchased with a maturity of less than three months were recorded as marketable securities available for sale.  As the maturity of these investments was less than three months, these investments should have been recorded as cash equivalents and, accordingly, the condensed consolidated balance sheet has been restated to correct the presentation.

Other:  The Company also included in the restatement the correction of the following quantitatively and qualitatively immaterial accounting errors previously unrecorded in the three months ended March 31, 2007 and 2006:

•                  Understatement of net sales of $93,530 for the three months ended March 31, 2007.

•                  Understatement of cost of sales of $23,635 for the three months ended March 31, 2007 and an overstatement of $70,500 for the three months ended March 31, 2006.

•                  Overstatement of general and administrative expenses of $138,485 for the three months ended March 31, 2007 and an understatement of general and administrative expenses of $65,357 for the three months ended March 31, 2006.

The above pre-tax restatement adjustments resulted in a change to the Company’s taxable income.  Accordingly, the Company has recorded an increase in its provision for income taxes of $895,073 for the three months ended March 31, 2007, and a reduction in its provision for income taxes of $259,829 for the three months ended March 31, 2006.

In addition to the above adjustments, the Company has restated and reclassified balances in its previously issued 2007 and 2006 financial statements to conform to our current presentation.  The restatement and reclassification items are as follows:

•                  In the first quarter of 2007, the Company allowed employees who received restricted stock grants and stock options to receive their common shares net of the minimum statutory income tax withholding amounts when the restricted shares vested or stock options were exercised.  In the past, the recipients paid the income tax withholding amount to the Company, and the Company remitted the income tax withholding amount to the appropriate tax authority.  In the Company’s financial statements for the first quarter of 2007, the cash out flow for the income tax withholding amount of $1,515,640 was classified as a reduction to Additional Paid-in Capital in the condensed consolidated balance sheet and as an operating activity in the condensed consolidated statement of cash flows.  Subsequently, we have concluded that the more appropriate presentation is to reflect the income tax withholding amount as a reduction to retained earnings in the condensed consolidated balance sheets and as a financing activity in the condensed consolidated statement of cash flows.

•                  Sales commission paid on ecommerce sales had previously been recorded as a reduction to sales as opposed to an operating expense.  For the three months ended March 31, 2006, the Company has reclassified $112,263 of sales commission expense from an offset to net sales to selling, general and administrative expenses.

•                  Certain wholesale customer chargebacks for non-compliance with their shipping policies or co-op advertising had previously been recorded as a reduction to sales as opposed to operating expenses.  For the three months ended March 31, 2006, the Company has reclassified total chargebacks of $129,227 from an offset to net sales to selling, general and administrative expenses.

In addition to the above restatements and reclassifications, the Company has recorded other immaterial reclassifications in the 2007 asset and stockholders’ equity sections of its condensed consolidated balance sheet; in the 2006 net sales and operating expenses of its condensed consolidated statements of income, and in the operating and investing activities in its 2007 condensed consolidated statements of cash flows, which are reflected in the tables below.

As a result, the Company has restated the accompanying condensed consolidated balance sheet as of March 31, 2007 and December 31, 2006, the condensed consolidated statements of income for the three months ended March 31, 2007 and 2006, and the condensed consolidated statement of cash flows for the three months ended March 31, 2007 and 2006, from amount previously reported and the related notes to the condensed consolidated financial statements for such periods, to correct these errors.

The following table summarizes the impact of the corrections to the previously reported condensed consolidated balance sheets:

	As of March 31, 2007
	As			As Restated
	Originally	Restatement	Reclass	and
	Reported	Adjustments	Adjustments	Reclassified
Cash and cash equivalents	$33,603,106	$9,917,350	$—	$43,520,456
Marketable securities, available for sale	14,971,359	(9,917,350)	—	5,054,009
Accounts receivable	5,769,992	56,819	—	5,826,811
Deferred tax asset	2,923,000	(291,475)	—	2,631,525
Prepaid expenses and other current assets	1,130,932	—	80,061	1,210,993
Total current assets	79,871,126	(234,656)	80,061	79,716,531
Other assets	880,596	—	(80,061)	800,535
Total assets	89,187,277	(234,656)	—	88,952,621

Accrued payroll, vacation and bonus(1)	688,648	300,383	—	989,031
Other accrued expenses	684,381	(90,531)	—	593,850
Income taxes payable	2,020,164	4,209,025	—	6,229,189
Total current liabilities	13,506,222	4,418,878	—	17,925,100
Other liabilities	669,154	(94,440)	—	574,714
Total liabilities	14,175,376	4,324,438	—	18,499,814

Common stock	23,454	—	(21,110)	2,344
Additional paid-in capital	22,668,882	(1,384,433)	1,536,750	22,821,199
Retained earnings	52,280,671	(3,174,661)	(1,515,640)	47,590,370
Total stockholders’ equity	75,011,901	(4,559,094)	—	70,452,807
Total liabilities and stockholders’ equity	89,187,277	(234,656)	—	88,952,621

(1) Includes “accrued incentive compensation” in prior year 10-Q.

The following table summarizes the impact of the corrections to the previously reported condensed consolidated statements of income:

	Three Months Ended March 31, 2007
	As			As Restated
	Originally	Restatement	Reclass	and
	Reported	Adjustments	Adjustments	Reclassified
Net sales	$36,148,617	$93,530	$—	$36,242,147
Cost of sales	15,797,918	23,635	—	15,821,553
Gross profit	20,350,699	69,895	—	20,420,594
General and administrative expenses	8,105,423	(2,121,225)	—	5,984,198
Total selling, general and administrative expenses	13,664,814	(2,121,225)	—	11,543,589
Operating income	6,685,885	2,191,120	—	8,877,005
Income before provision for income taxes	7,028,685	2,191,120	—	9,219,805
Provision for income taxes	2,846,000	1,214,515	—	4,060,515
Net income	4,182,685	976,605	—	5,159,290
Earnings per share – basic	$0.18	$0.05	$—	$0.23
Earnings per share - diluted	$0.18	$0.04	$—	$0.22
Weighted average shares outstanding – basic	23,374,000	(495,361)	—	22,878,639
Weighted average shares outstanding – diluted	23,584,000	243,072	—	23,827,072

	Three Months Ended March 31, 2006
	As			As Restated
	Originally	Restatement	Reclass	and
	Reported	Adjustments	Adjustments	Reclassified
Net sales	$35,608,805	$—	$241,490	$35,850,295
Cost of sales	16,832,535	(70,500)	—	16,762,035
Gross profit	18,776,270	70,500	241,490	19,088,260
Selling and shipping expenses	3,873,880	—	129,227	4,003,107
Consumer direct expenses	113,375	—	112,263	225,638
General and administrative expenses	4,220,683	707,571	—	4,928,254
Total selling, general and administrative expenses	8,207,938	707,571	241,490	9,156,999
Operating income	10,568,332	(637,071)	—	9,931,261
Income before provision for income taxes	10,643,181	(637,071)	—	10,006,110
Provision for income taxes	4,172,000	(256)	—	4,171,744
Net income	6,471,181	(636,815)	—	5,834,366
Earnings per share – basic	$0.29	$(0.03)	$—	$0.26
Earnings per share – diluted	$0.28	$(0.03)	$—	$0.25
Weighted average shares outstanding – basic	22,453,000	(117,542)	—	22,335,458
Weighted average shares outstanding – diluted	23,432,000	57,836	—	23,489,836

The following table summarizes the corrections to the previously reported condensed consolidated statements of cash flows:

	Three Months Ended March 31, 2007
	As			As Restated
	Originally	Restatement	Reclass	and
	Reported	Adjustments	Adjustments	Reclassified
Operating Activities:
Net income	$4,182,685	$976,605	$—	$5,159,290
Depreciation and amortization	387,826	(38,211)	(9,609)	340,006
Provision for bad debts, returns and markdowns	(73,628)	228,700	—	155,072
Stock-based compensation	2,617,146	(1,982,740)	1,515,640	2,150,046
Tax benefit from stock-based compensation	—	69,059	—	69,059
Excess tax benefit from stock-based compensation	—	(66,716)	—	(66,716)
Unrealized gain on marketable securities	38,984	(38,984)	—	—
Accounts receivable	635,373	5,401	—	640,774
Due from factor	(3,183,752)	(125,000)		(3,308,752)
Inventory	642,204	(105,065)	—	537,139
Prepaid income taxes and income taxes payable	1,394,397	1,430,995	—	2,825,392
Prepaid expenses and other current assets	260,368	133,123	(80,061)	313,430
Other assets	456,180	(620,071)	80,061	(83,830)
Accounts payable and accrued expenses (1)	942,418	(397,903)	—	544,515
Accrued payroll, vacation and bonus expense	(943,376)	23,849	—	(919,527)
Other accrued expenses	(79,657)	(56,894)	—	(136,551)
Other liabilities	177,291	(27,873)	—	149,418
Net cash provided by operating activities	7,454,459	(591,725)	1,506,031	8,368,765

Investing Activities:
Purchase or property and equipment	(3,827,605)	486,024	9,609	(3,331,972)
Purchase of marketable securities	(14,971,360)	9,956,335	—	(5,015,025)
Net cash used in investing activities	(18,798,965)	10,442,359	9,609	(8,346,997)

	Three Months Ended March 31, 2007
	As			As Restated
	Originally	Restatement	Reclass	and
	Reported	Adjustments	Adjustments	Reclassified
Financing Activities:
Tax withholding payment for stock-based compensation	—	—	(1,515,640)	(1,515,640)
Excess tax benefit on stock-based compensation	—	66,716	—	66,716
Net cash used in financing activities	69,975	66,716	(1,515,640)	(1,378,949)

Net decrease in cash and cash equivalents	(11,274,531)	9,917,350	—	(1,357,181)
Cash and cash equivalents, end of period	33,603,106	9,917,350	—	43,520,456

(1) Includes change in ‘accrued incentive compensation in prior year 10-Q.

	Three Months Ended March 31, 2006
	As			As Restated
	Originally	Restatement	Reclass	and
	Reported	Adjustments	Adjustments	Reclassified
Operating Activities:
Net income	$6,471,181	$(636,815)	$—	$5,834,366
Provision for bad debts, returns and markdowns	93,019	(70,500)		22,519
Stock-based compensation	1,537,000	642,214	—	2,179,214
Tax benefit from stock-based compensation	—	417,000	—	417,000
Excess tax benefit on stock-based compensation	—	(369,117)	—	(369,117)
(Realized) unrealized gain on securities	(7,538)	7,538	—	—
Prepaid income taxes and income taxes payable	1,982,090	(417,256)	—	1,564,834
Accounts payable and accrued expenses (1)	(444,674)	—	355,321	(89,353)
Accrued payroll, vacation and bonus expense	486,641	39,129	(355,321)	170,449
Other liabilities	—	26,228	—	26,228
Net cash provided by operating activities	5,920,156	(361,579)	—	5,558,577

Investing Activities:
Purchase of marketable securities	(6,056,147)	(4,012,322)	—	(10,068,469)
Sale of marketable securities	—	4,034,290	—	4,034,290
Net cash used in investing activities	(6,249,405)	21,968	—	(6,227,437)

Financing Activities:
Excess tax benefit on stock-based compensation	—	369,117		369,117
Net cash (used in) provided by financing activities	82,272	369,117		451,389

Net decrease in cash and cash equivalents	(246,977)	29,506	—	(217,471)
Cash and cash equivalents, beginning of period	9,436,632	2,997,300	—	12,433,932
Cash and cash equivalents, end of period	9,189,655	3,026,806	—	12,216,461

(1) Includes change in “other accrued expenses” in prior year 10-Q.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS, WHICH HAS BEEN UPDATED TO REFLECT THE RESTATEMENTS AND RECLASSIFICATIONS NOTED IN NOTE 11 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY’S AMENDED ANNUAL CONSOLIDATED REPORT ON FORM 10-K/A FILED ON APRIL 30, 2008.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the Company’s financial condition, operating results, business prospects or any other information or aspect of the Company, you are advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to:

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

Overview

True Religion Apparel, Inc. (referred to in this Quarterly Report on Form 10-Q as “the Company,” “our” or “we”), through our wholly-owned subsidiary, Guru Denim, Inc., designs, develops, manufactures, markets, distributes and sells high fashion jeans and other apparel. We currently manufacture, market, distribute and sell apparel under the brand name “True Religion Brand Jeans” including jeans, skirts, denim jackets and tops in the United States, Canada, Europe, Latin America and Asia. Key results for our first quarter 2007 as compared to the same period last year include:

Net sales increased due to the roll-out of our retail stores. In 2007, we had seven stores open at the end of the first quarter, while in 2006 we had one store. Gross profit increased due to the growth in our consumer direct segment’s sales. This segment generates a higher gross margin than our wholesale segments. Net income decreased by approximately $0.7 million for the three months ended March 31, 2007 compared to the same period last year, primarily attributed to separation costs associated with the leadership changes in our women’s design and finance teams.

	Three Months Ended
	March 31,
	2007	2006
Net sales	$36,242,147	$35,850,295
Gross profit	$20,420,594	$19,088,260
Net income	$5,159,290	$5,834,366
Net income as a percentage of net sales	14.2%	16.3%
Diluted earnings per share	$0.22	$0.25

Net Sales

	Three Months Ended March 31,

	2007	2006
U.S. wholesale segment	$25,100,869	$25,742,147
International wholesale segment	6,925,667	9,321,546
Consumer direct segment	4,056,854	786,602
Corporate	158,757	—
Total net sales	$36,242,147	$35,850,295

U.S. wholesale sales decreased during the three months ended March 31, 2007. During the three months ended March 31, 2006, our sales benefited from growth in the number of customer “doors” that carried our merchandise, so our wholesale customers purchased goods to build up their on-hand stock and to replenish their retail sell-through. During the three months ended March 31, 2007, the initial build-up was not repeated, but we did benefit from an increase in the retail sell-through rate at our customers’ stores. International wholesale sales decreased in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to a slow down in sales to Japan and in the United Kingdom. Despite the reduction in sales to Japan during the three months ended March 31, 2007, we continue to hold a strong position in the Japanese market and we are working more closely with our distributor to provide merchandise that meets the market’s preferences. In the case of the United Kingdom, we ended the distribution agreement with the prior distributor and entered into an agreement with a new distributor, whom we anticipate beginning shipping to during the second quarter of 2007.

Consumer direct net sales increased by $3.3 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to the increase in our store count. We had one store at the beginning of 2006 and four stores at the end of 2006, and an additional three stores opened during the three months ended March 31, 2007. In our retail stores, net sales were $335 per square foot for the three months ended March 31, 2007.

Gross Profit and Gross Margin

	Three Months Ended
	March 31,
	2007	2006
Gross profit	$20,420,594	$19,088,260
Gross margin percentage	56.3%	53.2%

Gross profit and gross margin improved due to the increase in the consumer direct segment’s net sales. This segment’s gross margin was 75.5% in the first quarter of 2007, as compared to 53.8% for our U.S. wholesale segment and 53.4% for our International wholesale segment. In the first quarter of 2007, the U.S. wholesale segment’s gross margin was consistent with the rate in the first quarter of 2006. The International wholesale segment’s gross margin increased from 47.6% last year due to additional sales of merchandise samples and a decrease in distributor discounts.

Our inventory turnover rate improved in the first quarter of 2007 because we sold excess inventory through our outlet store that opened in the fourth quarter of 2006, and we relocated our shipping and distribution functions to a larger facility, which gave us the ability to ship orders more timely.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended March 31,

	2007	2006
Selling, general and administrative expenses	$11,543,589	$9,156,999
Selling, general and administrative expenses as a percentage of net sales	31.9%	25.5%

Our selling, general and administrative (“SG&A”) expenses increased by $2.4 million in the first quarter of 2007 versus 2006, in part due to the severance and related costs associated with the termination of our former Vice President — Women’s Design and our former Chief Financial Officer (an expense of $1.2 million) and also due to planned increases to support our business growth.

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

Interest income, net

Interest income, net of interest expense, increased by $0.4 million to $0.4 million for the first quarter ended March 31, 2007, compared to the same period in 2006. The increase is primarily attributable to a large increase in our cash and marketable securities balances of more than $27 million during the past twelve months.

Provision for Income Taxes

	Three Months Ended March 31,

	2007	2006
Income before provision for income taxes	$9,219,805	$10,006,110
Provision for income taxes	$4,060,515	$4,171,744
Effective tax rate	44.0%	41.7%

Our income tax provision decreased in the first quarter of 2007 due to the reduction in our income before provision for income taxes. Our effective tax rate in the first quarter of 2007 is higher than in 2006 because credits realized in 2006 are no longer available to us.

Off Balance-Sheet Arrangements

There have been no changes to our factoring agreement with Merchant Factors Corp., a reseller of the factor services of the CIT Group, since the year ending December 31, 2006.

Liquidity and Capital Resources

At March 31, 2007, we had working capital of $61.8 million. We recorded net income after taxes of $5.2 million. Given our cash and equivalent balance of $43.5 million as of March 31, 2007 and our projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements for the next twelve months.

We expect future fixed contractual obligations to be paid solely by cash generated from operating activities.

During the three months ended March 31, 2007, cash and cash equivalents decreased by $1.4 million to $43.5 million. Cash outflows of $8.3 million for purchases of marketable securities and property and equipment were partially offset by cash inflows from operations of $8.4 million.

Operating Activities

Net cash flow from operating activities increased by $2.8 million to $8.4 million in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The sales in our consumer direct segment convert to cash very quickly, and with the growth in this segment’s sales in the first quarter of 2007, we generated more cash flow from operating activities.

Investing Activities

Net cash used in investing activities increased by $2.1 million to $8.3 million in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily due to the increase in capital expenditures for leasehold improvements in the new retail stores.

In the first three months of 2007, we opened three new stores in Chicago, Illinois, Miami, Florida, and Short Hills, New Jersey which increased net cash used for purchasing property and equipment by $3.1 million to $3.3 million in the three months ended March 31, 2007 as compared to the same period in 2006.

Financing Activities

Net cash used in financing activities was approximately $1.4 million in the three months ending March 31, 2007, due primarily to the remittance of $1.5 million to satisfy employee minimum statutory income tax withholding on restricted shares that vested during the period and stock options that were exercised. This amount was partially offset by $0.1 million in excess tax benefits the Company realized on the exercise of stock options.

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

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the first quarter ended March 31, 2007 are consistent with those discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006 filed on April 30, 2008, except with respect to income taxes as discussed below.

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

The adoption of FIN 48 had no effect on the Company’s condensed consolidated financial statements. At March 31, 2007, the Company had no unrecognized tax benefits that, if recognized would affect the Company’s effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions.

Effective upon adoption of FIN 48, the Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at March 31, 2007. Prior to its adoption of FIN 48, the Company recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.

The major jurisdictions in which the Company files income tax returns include the United States federal jurisdiction as well as various state jurisdictions within the United States. The Company’s fiscal year 2004 and thereafter are subject to examination by the United States federal jurisdiction, and, generally, fiscal year 2003 and thereafter are subject to examination by various state tax authorities.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q/A, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Quarterly Report, that due to material weaknesses identified in our accounting for share-based compensation, accounting for income taxes and our financial closing and reporting process, our disclosure controls and procedures are not effective in allowing for the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Securities and Exchange Commission’s rules and forms. Also, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by the Quarterly Report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that we filed or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We are taking steps to remediate these deficiencies in the future.

As disclosed in the Explanatory Note on page 1 of this Quarterly Report on Form 10-Q/A, the Company disclosed on November 6, 2007, that the Audit Committee had determined that the Company’s previously issued condensed consolidated financial statements for the quarters ended March 31, 2007 and June 30, 2007 and consolidated financial statements for the years ended December 31, 2006 and 2005, and each of the quarters during those fiscal years, could no longer be relied upon. At that time, the Audit Committee requested the Chief Financial Officer and other members of the finance staff, assisted by legal counsel and the Company’s tax advisors, none of which were employed or engaged by the Company at the time of the actions to be investigated, conduct a review of the Company’s historical stock option grant practices and related accounting. As a result of the review, the Audit Committee has determined that the exercise price of two stock option grants during the periods between 2003 through March 31, 2005 had been awarded “in the money” (e.g. the exercise price was less than the fair market value of the underlying shares on the grant date); the Company did not recognize the impact from the vesting acceleration for options granted on two separate dates; the Company failed to properly account for income and payroll tax expenses associated with stock-based compensation; and other errors as summarized in the Explanatory Note and Note 11 to the condensed consolidated financial statements included herein.

Based on the findings of the review, the Audit Committee of the Company has concluded that the Company’s consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, and the condensed consolidated financial statements for the quarterly periods ended March 31, 2007 and June 30, 2007 should be restated.

As more fully described in our 2006 Annual Report on Form 10-K/A, during 2006, the Company did not maintain effective control over our internal control over financial reporting and our “disclosure controls and procedures” as such term is defined under Exchange Act Rule 13a-15(f) or 15d-15(f). In arriving at these conclusions, management evaluated, among other things, the control deficiencies related to accounting for stock-based compensation and the continued employment of persons in positions of responsibility who may be deemed to have overridden or misapplied our internal controls. As a result, management concluded that these control deficiencies that resulted in the need for a restatement of our previously issued consolidated financial statements constituted a material weakness as of December 31, 2006.

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(f) or 15d-15(f), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The control deficiencies noted above continued to persist during the period in which this report was being prepared.

There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of our business. As of March 31, 2007, we have no pending litigation against us.

ITEM 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2006 filed on Apirl 30, 2008.

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

Date: April 30, 2008

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 30, 2008