Form 10-Q/A
period 2007-06-30
TRUE RELIGION APPAREL INC
filed 2008-05-01
CIK 1160858

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common stock outstanding as of April 29, 2008: 23,918,831 shares

TRUE RELIGION APPAREL, INC.

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “Original Filing”) to amend and restate our condensed consolidated financial statements, and the related notes thereto, as discussed in Note 13 in our Notes to Condensed Consolidated Financial Statements contained under Item 1. Financial Statements in this Quarterly Report on Form 10-Q/A.

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

On April 28, 2008, the Audit Committee of the Company’s Board of Directors determined that we needed to restate our previously issued consolidated financial statements for the fiscal period 2004. On that date, the Audit Committee also concluded that, as a result of the pending restatement, the annual consolidated financial statements for fiscal year 2004, should no longer be relied upon.

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

The Company was unable to timely file its Quarterly Reports on Form 10-Q for the quarter ended September 30, 2007, primarily due to the unavailability of reliable financial information.  The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 is being filed concurrently with this Quarterly Report on Form 10-Q/A as well as the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007.

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

Part I – Item 1 –Financial Statements (unaudited)

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 4 – Controls and Procedures

Part II - Item 1A – Risk Factors

Part II - Item 6 – Exhibits

Information not affected by the corrections as described in Note 13 to the condensed consolidated financial statements remain unchanged and reflect the disclosures made at the time of the original filing of the Quarterly Report on Form 10-Q filed on September 25, 2007.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements (unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2007	2006
	(as restated,
	see Note 13)
ASSETS
Current Assets:
Cash and cash equivalents	$25,855,892	$44,877,637
Marketable securities, available for sale	15,225,348	—
Accounts receivable, net of allowances of $566,363 and $495,672, respectively	5,556,685	6,497,656
Due from factor, net of chargebacks and other allowances	12,594,418	9,531,884
Inventory	12,732,166	9,294,240
Deferred income taxes	3,264,525	2,631,525
Prepaid expenses and other current assets	1,969,231	1,189,892
Total current assets	77,198,265	74,022,834
Property and equipment, net	9,408,045	5,008,391
Other assets	998,033	719,051

TOTAL ASSETS	$87,604,343	$79,750,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$9,026,142	$9,866,063
Accrued payroll, vacation, and bonus	2,069,437	1,908,558
Income taxes payable	527,290	3,403,800
Total current liabilities	11,622,869	15,178,421
Other liabilities	690,269	425,296
Total liabilities	12,313,138	15,603,717

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized, 23,546,822 and 23,253,529 issued and outstanding, respectively	2,355	2,326
Additional paid-in capital	24,198,215	20,158,619
Retained earnings	51,090,635	43,985,614
Total stockholders’ equity	75,291,205	64,146,559

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,604,343	$79,750,276

The accompanying notes are an integral part of these statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(as restated, see Note 13)		(as restated, see Note 13)
Net sales	$35,856,727	$31,077,367	$72,098,873	$66,927,662
Cost of sales	15,311,823	14,383,897	31,133,375	31,145,932
Gross profit	20,544,904	16,693,470	40,965,498	35,781,730

Selling, general, and administrative expenses:
Selling and shipping	4,068,468	3,817,604	8,172,545	7,820,711
Retail	2,375,862	241,640	3,831,174	467,279
General and administrative	5,691,429	3,942,387	11,788,052	8,870,641
Litigation settlement expense	—	1,950,000	—	1,950,000
Total selling, general and administrative expenses	12,135,759	9,951,631	23,791,771	19,108,631

Operating income	8,409,145	6,741,839	17,173,727	16,673,099

Other Income:
Realized gain on marketable securities	—	(46,212)	—	(53,750)
Interest income, net	(507,880)	(38,777)	(948,822)	(106,088)
Other income	—	(38,563)	(14,280)	(38,563)
Total other income	(507,880)	(123,552)	(963,102)	(198,401)

Income before provision for income taxes	8,917,025	6,865,391	18,136,829	16,871,500
Provision for income taxes	3,927,503	2,837,120	7,988,018	7,008,864
Net Income	$4,989,522	$4,028,271	$10,148,811	$9,862,636

Earnings per share:
Basic	$0.22	$0.18	$0.44	$0.44
Diluted	$0.21	$0.17	$0.43	$0.42

Weighted average shares outstanding:
Basic	22,934,129	22,482,704	22,907,361	22,506,701
Diluted	23,982,181	23,534,397	23,876,700	23,633,215

The accompanying notes are an integral part of these statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(as restated, see Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,148,811	$9,862,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	900,856	167,714
Provision for bad debts, returns, and markdowns	109,390	24,718
Stock-based compensation	3,437,744	3,494,519
Tax benefit from stock-based compensation	1,302,732	417,000
Excess tax benefit from stock-based compensation	(1,269,546)	(404,123)
Deferred income taxes	(633,000)	1,325,000
Other	(125,348)
Changes in operating assets and liabilities:
Accounts receivable	821,581	3,300,208
Due from factor	(3,052,534)	(2,925,141)
Inventory	(3,437,926)	(1,211,955)
Prepaid income taxes and income taxes payable	(2,876,510)	(2,171,736)
Prepaid expenses and other current assets	(1,678,481)	252,401
Other assets	(145,730)	(31,702)
Accounts payable and accrued expenses	(1,062,192)	2,272,079
Accrued payroll, vacation, and bonus	160,879	335,760
Other liabilities	264,973	148,183
Net cash provided by operating activities	2,865,699	14,855,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,061,765)	(210,797)
Capital expenditures to establish trademarks	(149,725)	—
Purchases of marketable securities	(15,100,000)	(16,757,641)
Sales and maturities of marketable securities	—	6,628,957
Net cash used in investing activities	(20,311,490)	(10,339,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	198,309	98,380
Tax withholding payment for stock-based compensation	(3,043,809)	—
Excess tax benefit from stock-based compensation	1,269,546	404,123
Net cash (used in) provided by financing activities	(1,575,954)	502,503

Net (decrease) increase in cash and cash equivalents	(19,021,745)	5,018,583
Cash and cash equivalents, beginning of period	44,877,637	12,433,932
Cash and cash equivalents, end of period	$25,855,892	$17,452,515

The accompanying notes are an integral part of these statements.

TRUE RELIGION APPAREL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — DESCRIPTION OF THE COMPANY

True Religion Apparel, Inc. (the “Company”) designs, markets, distributes and retails high-fashion denim jeans and other apparel which are sold throughout the world.  The Company’s products are sold through three primary distribution channels: U.S. Wholesale, International Wholesale and Consumer Direct, which includes the Company’s retail stores and e-commerce business. The Company also earns licensing revenue from third parties who it authorizes to use portions of its intellectual property.  The Company’s core customer is a fashion-conscious consumer primarily between the ages of 15 and 45.

The Company was founded in 2003. In order to reincorporate in Delaware in 2005, the Company merged with and into True Religion Apparel (Delaware), Inc., which was the Company’s wholly-owned subsidiary formed pursuant to the Delaware General Corporation Law.

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The Company’s U.S. consumer direct operations are generally stronger in the third and fourth quarters, and the U.S. wholesale operations generally experience their highest sales volume in the third quarter. Spring/Summer season merchandise shipments are normally highest in the first quarter of the year, and Fall/Winter season merchandise shipments are typically highest in the third quarter. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of results for the full year.

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

Prior to the adoption of SFAS No. 123(R), the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to measure compensation costs for its stock-based compensation programs.  Under APB 25, the Company recorded no compensation expense for stock options granted to employees and directors when the options’ strike price was equal to the closing market price of the Company’s common stock on the grant date.  For stock options granted to employees and directors where the options’ strike price was below the closing market price of the Company’s common stock on the grant date, compensation expense was recognized for the difference between the strike price and the closing market price of the Company’s common stock on the grant date.  Through 2005, the Company presented the effect on net earnings and earnings per share of the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) in the Notes to the Condensed Consolidated Financial Statements.

The Company adopted SFAS 123(R) using the modified prospective method.  Under this transition method, 2006 stock-based compensation expense considers the unvested portion of all outstanding options, calculated using the provisions of SFAS No. 123.  As provided for under the modified prospective method, the Company did not restate its results for the periods prior to 2006.

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

During the six months ended June 30, 2007 and 2006, sales to one customer accounted for 14% and 13%, respectively, of the Company’s net sales.  During the six months ended June 30, 2007 and 2006, combined purchases from two suppliers totaled approximately $29,900,000 and $28,000,000, respectively.

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

NOTE 3 — MARKETABLE SECURITIES

At June 30, 2007, the Company’s marketable securities consist of auction rate securities.  Auction rate securities are high-quality variable rate bonds whose interest rate is periodically reset, typically every 7, 28, or 35 days.  The underlying securities have contractual maturities through 2041.  The auction rate securities are classified as “available-for-sale” in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value.  Any unrealized gains or temporary unrealized losses are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheets.  Unrealized gains on held investments were $0 and $57,729 for the six months ended June 30, 2007 and 2006, respectively.   The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions.  There were no other-than-temporary impairment losses in the three and six months ended June 30, 2007 and 2006.

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

At times, the Company’s customers place orders that exceed the credit that they have available from the factor.  The Company evaluates those orders to consider if the customer is worthy of additional credit based on its past experience with the customer.  If the Company decides to sell merchandise to the customer on credit, the Company takes the credit risk for the amounts that are above their approved credit limit with the factor.  As of June 30, 2007, the amount of Due from Factor for which the Company bears the credit risk is $193,000.

For the six months ended June 30, 2007 and 2006, the Company paid a total of approximately $11,000 and $30,000, respectively, of interest to the factor which is reported as a component of interest income, net in the condensed consolidated statements of income.

Due from factor, net of chargebacks and other deductions as presented in the condensed consolidated balance sheets at June 30, 2007 and December 31, 2006 is summarized as follows:

	June 30,	December 31,
	2007	2006
Outstanding factored receivables	$10,816,524	$9,647,770
Assignments in transit	2,586,317	619,114
Due from factor - gross	13,402,841	10,266,884
Funds advanced from factor	—	—
Reserve for chargebacks and other allowances	(808,423)	(735,000)
Due from factor - net of allowances	$12,594,418	$9,531,884

NOTE 5 — INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2007	2006
Raw Materials	$483,545	$—
Work-in-Progress	3,946,260	3,062,050
Finished Goods	8,302,361	6,232,190
Total	$12,732,166	$9,294,240

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2007	2006
Computer equipment	$682,656	$490,525
Furniture and fixtures	690,185	197,306
Leasehold improvements	7,681,605	1,887,307
Machinery and equipment	659,980	332,598
Trade show booths	682,047	549,886
Construction-in-progress	484,910	2,220,621
Property and equipment - gross	10,881,383	5,678,243
Less accumulated depreciation and amortization	1,473,338	669,852
Property and equipment - net	$9,408,045	$5,008,391

 NOTE 7 — SHARE-BASED COMPENSATION

On June 16, 2005, the Company’s Board of Directors approved the True Religion Apparel, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) which amends and restates the 2004 Option Plan and 2004 Equity Plan (the “prior plans”).  The Company has granted restricted stock awards and stock options under the 2005 Incentive Plan.

The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period.  The following table summarizes the Company’s share-based compensation expense, which is included in selling, general and administrative expenses in the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(as restated, see Note 13)		(as restated, see Note 13)
Restricted stock grants	$1,287,697	$869,134	$3,118,244	$2, 760,932
Stock options	—	446,171	319,500	733,587
Total stock-based compensation expense, before tax benefits	1,287,697	1,315,305	3,437,744	3,494,519
Tax benefits	267,841	368,285	715,050	978,465
Total stock-based compensation expense, after tax benefits	$1,019,856	$947,020	$2,722,694	$2,516,054

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

During the six months ended June 30, 2007, the Company granted 282,583 shares of restricted stock to employees, officers and directors which vest over a period of two to three years.  The fair value of these restricted shares, based on the price of the Company’s common stock at the date of grant, was $4,499,591.  The Company’s policy for attributing the value of graded vesting share-based payments is the straight-line single option approach.

During 2007, the Company implemented a practice of repurchasing common shares, upon an employee’s request, to satisfy employee minimum statutory income tax withholdings for restricted shares as they vest.  During the three and six months ended June 30, 2007, the Company repurchased 15,392 and 113,026 shares, respectively for a total cost of $246,612 and $1,762,156, respectively.

The following table summarizes the Company’s restricted stock activities for the six months ended June 30, 2007 (as restated, see Note 13):

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
		Fair	Life
	Shares	Value	(Years)
Non-vested, beginning of year	656,250	$16.72
Granted	282,583	$15.92
Vested	(333,331)	$16.47
Forfeitures	(80,083)	$16.38
Non-vested, end of period	525,419	$16.50	1.6

The aggregate intrinsic value of restricted stock outstanding as of June 30, 2007 was $10,681,723.  As of June 30, 2007, the total unamortized share-based compensation expense related to the restricted shares was $6,463,669, which is expected to be recognized over a weighted average period of 1.6 years.  The total fair value of restricted stock vested during the six months ended June 30, 2007 and 2006 was $5,477,578 and $1,364,765, respectively.

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

The fair value of each option grant was estimated as of the date of grant using a Black-Scholes option pricing model.  The significant assumptions used to estimate the fair value of options granted in 2004 and 2005 are described in our annual report on Form 10-K/A for the year ended December 31, 2006.  During the six months ended June 30, 2007 and 2006, the Company amortized $319,500 and $733,587, respectively, to general and administrative expenses in the condensed consolidated statements of income as stock-based compensation expense.

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

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options.  SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  In accordance with SFAS No. 123(R), the Company reported $1,269,546 and $404,123, respectively, of excess tax benefits as financing cash flows for the six months ended June 30, 2007 and 2006.  The total tax benefit realized from stock option exercises for the six months ended June 30, 2007 and 2006 was $1,302,732 and $417,000, respectively.  Cash received from stock option exercises was $198,309 and $98,380 for the six months ended June 30, 2007 and 2006, respectively.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$4,989,522	$4,028,271	$10,148,811	$9,862,636

Basic shares	22,934,129	22,482,704	22,907,361	22,506,701
Dilutive effect of stock options and restricted stock	1,048,052	1,051,693	969,339	1,126,514
Diluted shares	23,982,181	23,534,397	23,876,700	23,633,215

Earnings per share - basic	$0.22	$0.18	$0.44	$0.44
Earnings per share - diluted	$0.21	$0.17	$0.43	$0.42

NOTE 9 – COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and unrealized gains on marketable securities available for sale.  A reconciliation of comprehensive income for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$4,989,522	$4,028,271	$10,148,811	$9,862,636
Unrealized (loss) gain on available for sale marketable securities	(38,984)	57,729	—	57,729
Comprehensive Income	$4,950,538	$4,086,000	$10,148,811	$9,920,365

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

NOTE 11 — SEGMENT INFORMATION

The operating segments of the Company are U.S. wholesale, international wholesale, consumer direct and corporate. The consumer direct segment includes the Company’s retail and e-commerce operations. The corporate segment generally includes licensing revenue and, among other things, the following costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal. Merchandise inter-segment transfers from the U.S. wholesale segment to the consumer direct segment have been eliminated from the amounts shown below. During the three and six months ended June 30, 2007, U.S. sales constituted approximately 87% and 84%, respectively, and international sales constituted approximately 13% and 16%, respectively, of the Company’s overall sales.  During the three and six months ended June 30, 2006, U.S. sales constituted approximately 75% and 74%, respectively, and international sales constituted approximately 25% and 26%, respectively, of the Company’s overall sales.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each operating segment based on operating income.  Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales:
Wholesale - US	$24,407,984	$22,436,061	$49,508,851	$48,178,207
Wholesale - International	4,718,351	7,789,151	11,644,018	17,110,697
Consumer Direct	6,525,774	852,155	10,582,627	1,638,758
Corporate	204,618	—	363,377	—
	$35,856,727	$31,077,367	$72,098,873	$66,927,662

Gross profit:
Wholesale - US	$13,070,322	$11,976,309	$26,572,163	$26,049,607
Wholesale - International	2,341,198	4,049,792	6,036,576	8,489,919
Consumer Direct	4,928,766	667,369	7,993,382	1,242,204
Corporate	204,618	—	363,377	—
	$20,544,904	$16,693,470	$40,965,498	$35,781,730

Operating income:
Wholesale - US	$7,504,836	$7,623,963	$15,636,274	$16,994,690
Wholesale - International	2,187,690	3,915,670	5,748,284	8,256,083
Consumer Direct	2,546,885	304,774	4,184,057	627,721
Corporate	(3,830,266)	(5,102,568)	(8,394,888)	(9,205,395)
	$8,409,145	$6,741,839	$17,173,727	$16,673,099

Total assets:
Wholesale - US			$57,472,515	$50,304,789
Wholesale - International			—	—
Consumer Direct			7,981,272	700,452
Corporate			22,150,556	7,691,248
			$87,604,343	$58,696,489	**

Capital expenditures:
Wholesale - US			$2,619,490	$141,631
Consumer Direct			2,442,275	69,166
			$5,061,765	$210,797

**     June 30, 2006 balance sheet has been restated for the impact of adjustments described in Note 13 below.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2007	2006
Cash paid during the period for:
Interest	$11,141	$29,894
Taxes	$11,112,650	$5,930,000

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

The Company credited the following to accumulated other comprehensive income for the unrealized gain on its short-term available for sale marketable securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Unrealized (loss) gain on available for sale marketable securities	$(38,984)	$57,729	$—	$57,729

NOTE  13 — Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, the Company determined errors in its previously issued financial statements should be corrected, as follows:

Stock-based compensation accounting: The Company recognizes restricted stock compensation expense using the straight-line method over the requisite service period of the entire award.  The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period.  If a portion of the restricted stock vests immediately or in another pattern such that the cumulative expected vested amount exceeds the cumulative straight line expense amount, the Company records compensation expense equal to at least the cumulative compensation expense of the expected vested amount of the restricted stock.  However, the Company measured the compensation expense relating to the restricted stock grants incorrectly resulting in an understatement of stock-based compensation expense of $1,198,308 for the year ended December 31, 2006.   In the Company’s original Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2007, the Company had recognized an additional $56,598 and $1,198,308 for the three and six months ended June 30, 2007, respectively, of compensation expense related to the 2006 expense error.   The Company has included in this restatement the correction of this error by reversing the additional compensation expense originally recorded in the 2007 periods and properly recording those amounts in 2006.  This correction, along with similar corrections for the 2006 interim periods, resulted in a reduction of stock-based compensation expense of $56,598 and $1,198,308 for the three and six months ended June 30, 2007, respectively and an increase in stock-based compensation expense of $656,541 and $1,226,839 for the three and six months ended June 30, 2006, respectively.

On December 14, 2006, the Compensation Committee of the Board of Directors authorized the grant of 365,000 shares of restricted stock to employees, officers and directors to be issued on January 2, 2007. These restricted shares vest as follows: one-third on January 2, 2007, one-third in January 2008 and one-third in January 2009.  The Company originally recorded compensation expense during the six months ended June 30, 2007 on these grants equal to the total fair market value for the one-third of the shares that vested on January 2, 2007 plus six months of the one-third that vest on January 2, 2008.  However, subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, the Company determined that the grant date for some of the recipients was December 14, 2006 and therefore, compensation expense on the shares that vested on January 2, 2007 should have been amortized over the period December 14, 2006 through January 2, 2007.  The correction of this error resulted in an increase in stock-based compensation of $6,545 for the three months ended June 30, 2007 and a reduction in stock-based compensation expense of $1,153,915 for the six months ended June 30, 2007.

In addition, as part of the Company’s voluntary review of its accounting for stock-based compensation awarded in 2003 and 2004, it was determined there were stock options awarded “in-the-money” and stock options where the vesting schedule was modified after the grant date which were not accounted for correctly.  The correction of these errors resulted in the recognition of additional stock-based compensation of $0 and $319,500 for the three and six months ended June 30, 2007, respectively, and $325,921 and $397,837 for the three and six months ended June 30, 2006, respectively.

Income tax benefit of executive compensation:  The income tax expenses recorded in the Company’s previously issued financial statements were calculated incorrectly as the Company’s compensation programs did not fully comply with the federal and state income tax regulations.  In particular, the Company had taken tax deductions on certain compensation that was non-deductible under IRC 162(m).  The correction of these errors resulted in the recording of additional income tax expense of $204,607 and $524,049 for the three and six months ended June 30, 2007, respectively and $178,098 and $437,671 for the three and six months ended June 30, 2006, respectively.

Other:  The Company also included in the restatement the correction of the following quantitatively and qualitatively immaterial accounting errors previously unrecorded in the three and six months ended June 30, 2007 and 2006:

•                  Understatement of net sales of $125,211 and $218,742 for the three and six months ended June 30, 2007, respectively.

•                  Understatement of cost of sales of $23,635 for the six months ended June 30, 2007.  An understatement of cost of sales of $1,500 for the three months ended June 30, 2006 and an overstatement of cost of sales of $69,000 for the six months ended June 30, 2006.

•                  Understatement of general and administrative expenses of $13,610 for the three months ended June 30, 2007 and the overstatement of general and administrative expenses of $124,945 for the six months ended June 30, 2007.  For the three and six months ended June 30, 2006, an understatement of general and administrative expenses of $143,850 and $209,207, respectively.

•                  Understatement of interest income of $71,503 for the three and six months ended June 30, 2007.

The above pre-tax restatement adjustments resulted in a change to the Company’s taxable income.  Accordingly, the Company has recorded an increase in its provision for income taxes of $95,245 and $990,318 for the three and six months ended June 30, 2007, respectively, and a reduction in its provision for income taxes of $459,978 and $719,807 for the three and six months ended June 30, 2006, respectively.

In addition to the above adjustments, the Company has reclassified balances in its previously issued 2006 condensed consolidated financial statements to conform to its current presentation.  The reclassification items are:

•                  Sales commission paid for e-commerce sales had previously been recorded as a reduction to sales as opposed to an operating expense.  For the three and six months ended June 30, 2006, the Company has reclassified $205,626 and $334,853, respectively, of sales commission expense from an offset to net sales to selling, general and administrative expenses.

•                  Certain wholesale customer charge-backs for non-compliance with their shipping policies or co-op advertising had previously been recorded as a reduction to sales as opposed to operating expenses.  For the three and six months ended June 30, 2006, the Company has reclassified total charge-backs of $137,266 and $249,530, respectively, from an offset to net sales to selling, general and administrative expenses.

As a result, the Company has restated the accompanying condensed consolidated balance sheet as of June 30, 2007 and December 31, 2006, the condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006, and the condensed consolidated statement of cash flows for the six months ended June 30, 2007 and 2006, from amounts previously reported and the related notes to the condensed consolidated financial statements for such periods, to correct these errors.

The following table summarizes the impact of the corrections to the previously reported condensed consolidated balance sheets:

	As of June 30, 2007
	As			As Restated
	Originally	Restatement	Reclass	and
	Reported	Adjustments	Adjustments	Reclassified
Accounts receivable	$5,452,646	$104,039	$—	$5,556,685
Deferred income taxes	3,556,000	(291,475)	—	3,264,525
Prepaid income taxes	5,156,183	(5,156,183)	—	—
Total current assets	82,541,884	(5,343,619)	—	77,198,265
Total assets	92,947,962	(5,343,619)	—	87,604,343

Accounts payable and accrued expenses	9,194,663	(168,521)	—	9,026,142
Accrued payroll, vacation and bonus	1,761,463	307,974	—	2,069,437
Income taxes payable	—	527,290	—	527,290
Total current liabilities	10,956,126	666,743	—	11,622,869
Other liabilities	778,690	(88,421)	—	690,269
Total liabilities	11,734,816	578,322	—	12,313,138

Additional paid-in capital	26,807,298	(2,609,083)	—	24,198,215
Retained earnings	54,331,990	(3,241,355)	—	51,090,635
Accumulated other comprehensive income	71,503	(71,503)	—	—
Total stockholders’ equity	81,213,146	(5,921,941)	—	75,291,205
Total liabilities and stockholders’ equity	92,947,962	(5,343,619)	—	87,604,343

The following table summarizes the impact of the corrections to the previously reported condensed consolidated statements of income:

	Three Months Ended June 30, 2007
	As			As Restated
	Originally	Restatement	Reclass	and
	Reported	Adjustments	Adjustments	Reclassified
Net sales	$35,731,516	$125,211	$—	$35,856,727
Gross profit	20,419,693	125,211	—	20,544,904
General and administrative expenses	5,727,872	(36,443)	—	5,691,429
Total selling, general and administrative expenses	12,172,202	(36,443)	—	12,135,759
Operating income	8,247,491	161,654	—	8,409,145
Interest income, net	(436,377)	(71,503)	—	(507,880)
Total other income	(436,377)	(71,503)	—	(507,880)
Income before provision for income taxes	8,683,868	233,157	—	8,917,025
Provision for income taxes	3,627,651	299,852	—	3,927,503
Net income	5,056,217	(66,695)	—	4,989,522
Weighted average shares outstanding – diluted	23,561,160	421,021	—	23,982,181

	Three Months Ended June 30, 2006
	As			As Restated
	Originally	Restatement	Reclass	And
	Reported	Adjustments	Adjustments	Reclassified
Net sales	$30,734,475	$—	$342,892	$31,077,367
Cost of sales	14,382,397	1,500	—	14,383,897
Gross profit	16,352,078	(1,500)	342,892	16,693,470
Selling and shipping expenses	3,611,978	—	205,626	3,817,604
Consumer direct expenses	104,374	—	137,266	241,640
General and administrative expenses	2,816,075	1,126,312	—	3,942,387
Total selling, general and administrative expenses	8,482,427	1,126,312	342,892	9,951,631
Operating income	7,869,651	(1,127,812)	—	6,741,839
Income before provision for income taxes	7,993,203	(1,127,812)	—	6,865,391
Provision for income taxes	3,119,000	(281,880)	—	2,837,120
Net income	4,874,203	(845,932)	—	4,028,271
Earnings per share - basic	$0.21	$(0.03)	$—	$0.18
Earnings per share - diluted	$0.21	$(0.04)	$—	$0.17
Weighted average shares outstanding – basic	22,801,000	(318,296)	—	22,482,704
Weighted average shares outstanding – diluted	23,404,000	130,397	—	23,534,397

	Six Months Ended June 30, 2007
	As			As Restated
	Originally	Restatement	Reclass	And
	Reported	Adjustments	Adjustments	Reclassified
Net sales	$71,880,131	$218,742	$—	$72,098,873
Cost of sales	31,109,740	23,635	—	31,133,375
Gross profit	40,770,391	195,107	—	40,965,498
General and administrative expenses	13,945,720	(2,157,668)	—	11,788,052
Total selling, general and administrative expenses	25,949,439	(2,157,668)	—	23,791,771
Operating income	14,820,952	2,352,775	—	17,173,727
Interest income, net	(877,319)	(71,503)	—	(948,822)
Total other income	(891,599)	(71,503)	—	(963,102)
Income before provision for income taxes	15,712,551	2,424,278	—	18,136,829
Provision for income taxes	6,473,651	1,514,367	—	7,988,018
Net income	9,238,900	909,911	—	10,148,811
Earnings per share - basic	$0.40	$0.04	$—	$0.44
Earnings per share - diluted	$0.39	$0.04	$—	$0.43
Weighted average shares outstanding – diluted	23,525,829	350,871	—	23,876,700

	Six Months Ended June 30, 2006
	As			As Restated
	Originally	Restatement	Reclass	And
	Reported	Adjustments	Adjustments	Reclassified
Net sales	$66,343,280	$—	$584,382	$66,927,662
Cost of sales	31,214,932	(69,000)	—	31,145,932
Gross profit	35,128,348	69,000	584,382	35,781,730
Selling and shipping expenses	7,485,858	—	334,853	7,820,711
Consumer direct expenses	217,749	—	249,530	467,279
General and administrative expenses	7,036,758	1,833,883	—	8,870,641
Total selling, general and administrative expenses	16,690,365	1,833,883	584,383	19,108,631
Operating income	18,437,983	(1,764,884)	—	16,673,099
Income before provision for income taxes	18,636,384	(1,764,884)	—	16,871,500
Provision for income taxes	7,291,000	(282,136)	—	7,008,864
Net income	11,345,384	(1,482,748)	—	9,862,636
Earnings per share - basic	$0.50	$(0.06)	$—	$0.44
Earnings per share - diluted	$0.48	$(0.06)	$—	$0.42
Weighted average shares outstanding – basic	22,628,000	(121,299)	—	22,506,701
Weighted average shares outstanding – diluted	23,502,000	131,215	—	23,633,215

The following table summarizes the impact of the corrections to the previously reported condensed consolidated statement of cash flows:

	Six Months Ended June 30, 2007
	As			As Restated
	Originally	Restatement	Reclass	and
	Reported	Adjustments	Adjustments	Reclassified
Operating Activities:
Net income	$9,238,900	$909,911	$—	$10,148,811
Depreciation and amortization	895,396	—	5,460	900,856
Provision for bad debts, return and markdowns	(19,310)	128,700	—	109,390
Stock-based compensation	5,470,537	(2,032,793)	—	3,437,744
Tax benefit from stock-based compensation	1,794,665	(491,933)	—	1,302,732
Excess tax benefit on stock-based compensation	(1,783,346)	513,800	—	(1,269,546)
Loss on disposal of property and equipment	43,671	(38,211)	(5,460)	—
Other	—	(125,348)	—	(125,348)
Accounts receivable	888,400	(66,819)	—	821,581
Inventory	(3,332,861)	(105,065)	—	(3,437,926)
Prepaid income taxes and income taxes payable	(5,781,950)	2,905,440	—	(2,876,510)
Prepaid expenses and other current assets	(577,931)	(1,100,550)	—	(1,678,481)
Accounts payable and accrued expenses	(962,259)	(99,933)	—	(1,062,192)
Accrued payroll, vacation and bonus expense	129,439	31,440	—	160,879
Other liabilities	286,827	(21,854)	—	264,973
Net cash provided by operating activities	2,458,914	406,785	—	2,865,699

Investing Activities:
Purchase or property and equipment	(5,114,935)	53,170	—	(5,061,765)
Purchases of marketable securities	(15,153,845)	53,845	—	(15,100,000)
Net cash used in investing activities	(20,418,505)	107,015	—	(20,311,490)
Financing Activities:
Excess tax benefit on stock-based compensation	1,783,346	(513,800)	—	1,269,546
Net cash used in financing activities	(1,062,154)	(513,800)	—	(1,575,954)

	Six Months Ended June 30, 2006
	As			As Restated
	Originally	Restatement	Reclass	and
	Reported	Adjustments	Adjustments	Reclassified
Operating Activities:
Net income	$11,345,384	$(1,482,748)	$—	$9,862,636
Depreciation and amortization	162,255	5,459	—	167,714
Provision for bad debts, returns and markdowns	93,718	(69,000)	—	24,718
Stock-based compensation	1,869,843	1,624,676	—	3,494,519
Realized gain on marketable securities	(53,750)	53,750	—	—
Prepaid income taxes and income taxes payable	(1,889,600)	(282,136)	—	(2,171,736)
Accrued payroll, vacation and bonus expense	280,194	55,566	—	335,760
Other liabilities	—	148,183	—	148,183
Net cash provided by operating activities	14,801,811	53,750	—	14,855,561

Investing Activities:
Purchases of marketable securities	(28,708,402)	11,950,761	—	(16,757,641)
Sales and maturities of marketable securities	14,621,500	(7,992,543)	—	6,628,957
Net cash used in investing activities	(14,297,699)	3,958,218	—	(10,339,481)

Net (decrease) increase in cash and cash equivalents	1,006,615	4,011,968		5,018,583
Cash and cash equivalents, beginning of period	9,436,632	2,997,300		12,433,932
Cash and cash equivalents, end of period	10,443,247	7,009,268		17,452,515

During the second quarter of 2007, the Company corrected its previously reported condensed consolidated statements of income for the three and six months ended June 30, 2006 to reflect a reclassification of litigation settlement expense of $1,950,000 from other expenses to selling, general and administrative expenses.  The adjustment corrects a misclassification made in presenting the litigation settlement.  These corrections had no effect on the Company’s previously reported condensed consolidated balance sheets or condensed consolidated statements of cash flows.

During the second quarter of 2007, the Company corrected its previously reported condensed consolidated statement of cash flows for the six months ended June 30, 2006 to reflect a change of $404,123 of cash flows from operating activities to financing activities.  This adjustment corrects a misclassification made in presenting the cash flow statement impact of the excess tax benefit on stock options exercised during the period.  Additionally, during the six months ended June 30, 2006, the Company received a tax benefit on the exercise of stock options of $417,000 which was previously included in the change in income taxes payable in the condensed consolidated statement of cash flows.  During the quarter ended June 30, 2007, the Company reclassed the $417,000 amount to tax benefit from stock option exercises in the condensed consolidated statement of cash flows.

These corrections that were reflected in the Company’s condensed consolidated financial statements for the periods ended June 30, 2006 as included in the original filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, had no effect on the Company’s previously reported condensed consolidated balance sheets, net income or net cash flows.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition or Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS, WHICH HAS BEEN UPDATED TO REFLECT THE RESTATEMENTS AND RECLASSIFICATIONS NOTED IN NOTE 13 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY’S AMENDED ANNUAL REPORT ON FORM 10-K/A FILED WITH THE COMMISSION ON April 30, 2008.

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

RESULTS OF OPERATIONS

Overview

True Religion Apparel, Inc. (referred to in this Quarterly Report on Form 10-Q/A as “the Company,” “our,” or “we”), through our wholly-owned subsidiary, Guru Denim, Inc., designs, develops, oversees manufacturing, markets, distributes and sells high fashion jeans and other apparel. We currently design, oversee manufacturing, market, distribute and sell apparel under the brand name “True Religion Brand Jeans” including jeans, skirts, denim jackets and tops in the United States, Canada, Europe, Latin America, and Asia.  Key results for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$35,856,727	$31,077,367	$72,098,873	$66,927,662
Gross profit	$20,544,904	$16,693,470	$40,965,498	$35,781,730
Net income	$4,989,522	$4,028,271	$10,148,811	$9,862,636
Net income as a percentage of net sales	14%	13%	14%	15%
Diluted earnings per share	$0.21	$0.17	$0.43	$0.42

Net Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
US wholesale segment	$24,407,984	$22,436,061	$49,508,851	$48,178,207
International wholesale segment	4,718,351	7,789,151	11,644,018	17,110,697
Consumer direct segment	6,525,774	852,155	10,582,627	1,638,758
Corporate	204,618		363,377	—
Total net sales	$35,856,727	$31,077,367	$72,098,873	$66,927,662

Second quarter 2007 vs. Second quarter 2006

In 2007, our net sales increased by 15.4 percent as compared to last year, reaching $35.9 million.  The increase was driven by the expansion of our retail stores in our consumer direct segment.  Last year, we had one full-price store; this year, we had six full-price stores and two outlet stores.  Our US wholesale segment’s net sales increased in 2007 by 8.8 percent over last year, driven by an increase in the men’s product category.  Our international wholesale segment sales in 2007 decreased by 39.4 percent versus last year to $4.7 million, due to the planned reduction in sales to our Japanese distributor to properly position our brand, the transition in distributors in the United Kingdom and the shift in Fall season shipments (in June 2006, more Fall season merchandise was shipped to international distributors than was shipped in June 2007).

Year to date 2007 vs. 2006

In 2007, our net sales grew to $72.1 million, a 7.7 percent increase over last year.  The roll-out of our retail stores keyed this increase: we had one store in the first half of 2006, but we started 2007 with four stores and opened another four by April 4, 2007.  Our US wholesale sales increased $1.3 million, a 2.8 percent increase.  The Spring 2007 denim merchandise offering was similar to the styles we offered in prior seasons, which kept our US wholesale sales in the first half of 2007 in line with the prior year’s sales.  We are focusing on introducing newer styles more regularly in future seasons to improve our sales growth trends.  Our international wholesale segment’s net sales decreased by $5.5 million or 31.9 percent compared to last year.  The change in our strategy in Japan and the transition in our United Kingdom distributor described above are the primary drivers of this decrease.

Gross Profit and Gross Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross profit	$20,544,904	$16,693,470	$40,965,498	$35,781,730
Gross margin percentage	57.3%	53.7%	56.8%	53.5%

Second quarter 2007 vs. Second quarter 2006

Our gross profit increased 23.1 percent in 2007 due to the net sales growth and the increased share of net sales from the consumer direct segment.  The consumer direct segment, which consists of both the retail and e-commerce operation, maintains a comparable product cost to the wholesale operations yet realizes the higher retail sales price, thereby generating a larger gross margin (75.5 percent for the quarter ended June 30, 2007).   As the portion of our net sales generated in the consumer direct segment continues to increase, we expect that our gross margin will expand.  The US wholesale segment’s gross margin in 2007 of 53.5 percent was in line with the segment’s gross margin last year of 53.4 percent.

Year to date 2007 vs. 2006

In 2007 our gross profit increased 14.5 percent and our gross margin increased from 53.5 percent to 56.8 percent.  The growth of the higher margin consumer direct segment’s net sales was the primary cause of the gross profit and gross margin increase.

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Selling, general and administrative expenses	$12,135,759	$9,951,631	$23,791,771	$19,108,631
Selling, general and administrative expenses as a percentage of net sales	33.8%	32.0%	33.0%	28.6%

Second quarter 2007 vs. Second quarter 2006

Selling, general and administrative expenses (“SG&A”) increased $2.2 million in 2007 but last year’s results include a litigation settlement charge of $1.95 million: we did not have a comparable expense in 2007.  Excluding the impact of the litigation settlement to have a more common basis of comparison, our SG&A costs increased $4.1 million.  This year we incurred $1.2 million primarily for the terminations of our former vice president – women’s design and chief financial officer, who left the Company in March 2007, and are providing on-going consulting services, and secondarily to costs incurred at the conclusion of our strategic alternatives review with Goldman Sachs.  The consumer direct segment, which had one full-priced store during the quarter ended June 30, 2006 and six full-priced and two outlet stores during the quarter ended June 30, 2007,  incurred incremental operating costs of $2.1 million, which is in line with the Company’s plans.  Also, we incurred $0.8 million of additional management and occupancy costs as we have added to our infrastructure in the past year to support the future growth of our business.

Year to date 2007 vs. 2006

Selling, general and administrative expenses increased $4.7 million from 2006 to 2007.  This year we incurred $2.4 million primarily for the terminations of our former vice president – women’s design and chief financial officer, who left the Company in March 2007 and are providing on-going consulting services, and secondarily to costs incurred at the conclusion of our strategic alternatives review with Goldman Sachs.  Consistent with our plans, the consumer direct segment’s operating costs increased $3.4 million in 2007 and our management and occupancy costs increased.  Last year’s litigation settlement cost of $1.95 million did not recur in 2007.

Interest Income, net

Interest income, net of interest expense, increased by $0.5 million to $0.5 million for the quarter ended June 30, 2007, and by $0.8 million to $0.9 million for the six months ended June 30, 2007.  The increase is primarily attributable to the increase in our cash equivalent and marketable securities over the past year as our operations have generated cash flows that we have invested.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income before provision for income taxes	$8,917,025	$6,865,391	$18,136,829	$16,871,500
Provision for income taxes	$3,927,503	$2,837,120	$7,988,018	$7,008,864
Effective tax rate	44.0%	41.3%	44.0%	41.5%

Our effective tax rate in 2007 is higher than in 2006 because we are no longer eligible for certain tax credits.

Off Balance-Sheet Arrangements

There have been no changes to our factoring agreement with Merchant Factors Corp., a reseller of the factor services of the CIT Group, since December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Overall for the first six months of 2007, cash has decreased by $19.0 million from the beginning of the year.  Cash outflows for the purchase of marketable securities ($15.1 million) and property and equipment ($5.1 million) were only partially offset by cash inflows from operating activities.

Operating Activities

Compared to the prior year, net cash flow from operating activities decreased by $12.0 million to $2.9 million in 2007.  Our income tax payments increased due to the growth of our taxable income.  Inventory increased to support the growth in the third quarter sales order backlog, the introduction of more denim-related merchandise, and the increase in our consumer direct segment business.

Investing Activities

In the first six months of 2007, net cash used in investing activities was $20.3 million, a $10.0 million increase compared to the prior year, due primarily to the increase in capital expenditures.  The increase in capital expenditures was primarily for leasehold improvements for the build-out of new retail stores.  We opened three full-priced stores and one outlet store in the first half of 2007, and we have four more stores opening in the third quarter of 2007.   Based on the Company’s current working capital, we believe we have sufficient capital to meet any capital expenditures for the remainder of the year.

Financing Activities

During the six months ended June 30, 2007, the Company used $1.6 million in its financing activities, compared to net cash provided by financing activities of $0.5 million during the six months ended June 30, 2006.  In 2007, the Company repurchased $3.0 million in common shares from employees to satisfy their tax withholdings on restricted shares that vested during the period and options that were exercised.  Such amount was partially offset by $1.3 million in excess tax benefits the Company realized on the exercise of stock options during the period and $0.2 million in proceeds on stock option exercises.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.  Our critical accounting policies and methodologies during the first six months ended June 30, 2007 are consistent with those discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, except with respect to income taxes as discussed below.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 also requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, de-recognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 also requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of income and financial position.

The adoption of FIN 48 had no effect on our condensed consolidated financial statements. At June 30, 2007, we had no unrecognized tax benefits that, if recognized would affect our effective income tax rate in future periods. We are currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions.

Effective upon adoption of FIN 48, we recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. We had no such interest and penalties accrued at June 30, 2007. Prior to our adoption of FIN 48, we recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q/A, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Quarterly Report, that due to material weaknesses identified in our accounting for stock-based compensation, accounting for income taxes, financial closing and reporting process and the non-timely filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2007, our disclosure controls and procedures are not effective in allowing for the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Securities and Exchange Commission’s rules and forms. Also, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by the Quarterly Report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that we filed or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  We are taking steps to remediate these deficiencies in the future.

As disclosed in the Explanatory Note on page 1of this Quarterly Report on Form 10-Q/A, the Company disclosed on November 6, 2007, that the Audit Committee had determined that the Company’s previously issued condensed consolidated financial statements for the quarters ended March 31, 2007 and June 30, 2007 and consolidated financial statements for the years ended December 31, 2006 and 2005, and each of the quarters during those fiscal years, could no longer be relied upon.  At that time, the Audit Committee requested the Chief Financial Officer and other members of the finance staff,  assisted by legal counsel and the Company’s tax advisors, none of which were employed or engaged by the Company at the time of the actions to be investigated, conduct a review of the Company’s historical stock option grant practices and related accounting.  As a result of the review, the Audit Committee has determined that two stock option grants during the periods between 2003 through March 31, 2005 had been awarded “in the money” (e.g. the exercise price was less than the fair market value of the underlying shares on the grant date); the Company did not recognize the impact from the vesting acceleration for options granted on two separate dates; the Company failed to properly account for income and payroll tax expenses associated with stock-based compensation; and other errors as summarized in the Explanatory Note and Note 13 to the condensed consolidated financial statements included herein.

Based on the findings of the review, the Audit Committee of the Company has concluded that the Company’s consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, and each of the quarters during those fiscal years, and the condensed consolidated financial statements for the quarterly periods ended March 31, 2007 and June 30, 2007 should be restated.

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

PART II – OTHER INFORMATION

ITEM 1.         Legal Proceedings

We are involved in routine claims, proceedings and litigation arising in the normal course of our business.  We do not believe any such claims, proceedings or litigation, either alone or in the aggregate, will have a material impact on our results of operations, financial position or liquidity.

ITEM 1A.       Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2006 as filed on April 30, 2008.

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