Form 10-Q
period 2007-09-30
TRUE RELIGION APPAREL INC
filed 2008-05-01
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended September 30, 2007

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

Common stock outstanding as of April 29, 2008: 23,918,831 shares

TRUE RELIGION APPAREL, INC.

TABLE OF CONTENTS

EXPLANATORY NOTE		1
PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	2
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2007 and the Three and Nine Months Ended September 30, 2006 (as restated)	3
	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2007 and the Three and Nine Months Ended September 30, 2006 (as restated)	4
	Notes to Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	22
ITEM 4.	Controls and Procedures	22
PART II — OTHER INFORMATION		23
ITEM 1.	Legal Proceedings	23
ITEM 1A. Risk Factors		23
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 3.	Default Upon Senior Securities	23
ITEM 4.	Submission of Matters to a Vote of Security Holders	23
ITEM 5.	Other Information	23
ITEM 6.	Exhibits	24
SIGNATURES		25

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE

We are amending the prior year financial information contained in this Quarterly Report on From 10-Q. to amend and restate our condensed consolidated financial statements, and the related notes thereto, as discussed in Note 14 in our Notes to Condensed Consolidated Financial Statements contained under Item 1: Financial Statements in this Quarterly Report on Form 10-Q.

On November 6, 2007, the Audit Committee of the Company’s Board of Directors determined that we needed to restate our previously issued consolidated financial statements for the fiscal years ended December 31, 2005 and 2006 and the condensed consolidated financial statements for the quarters ended March 31, 2007 and June 30, 2007.  On that date, the Audit Committee also concluded that, as a result of the pending restatement, the annual consolidated financial statements for fiscal years 2005 and 2006, each of the quarters during those fiscal years, and the quarterly condensed consolidated financial statements for fiscal 2007 appearing in our Quarterly Report on Form 10-Qs for the quarters ended March 31, 2007 and June 30, 2007, should no longer be relied upon.

On April 28, 2008, the Audit Committee of the Company’s Board of Directors determined that we needed to restate our previously issued consolidated financial statements for the fiscal period 2004. On that date, the Audit Committee also concluded that, as a result of the pending restatement, the annual consolidated financial statement for fiscal year 2004, should no longer be relied upon.

On April 30, 2008, the Company filed an Annual Report on Form 10-K/A for the year ended December 31, 2006, to amend and restate our consolidated financial statements at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 with respect to errors in the accounting for stock-based compensation to employees and errors in the tax treatment for certain stock-based and cash-based compensation.  The impact of that amendment is reflected in the accompanying condensed consolidated balance sheet as of December 31, 2006.

The effects of these restatements are reflected in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Therefore, we have not amended and do not intend to amend any of our previously filed Quarterly Reports on Form 10-Q for any period prior to December 31, 2006.

The Company was unable to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, primarily due to the unavailability of reliable financial information.  The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 is being filed concurrently with the Company’s Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2007 and June 30, 2007.

As a result of our failure to file quarterly reports on a timely basis, we are no longer eligible to use Form S-3 to register our securities with the Securities and Exchange Commission until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities.

The following items have been amended from the Company’s prior Quarterly Report for the quarter ending September 30, 2006 as a result of the matters described above:

Part I – Item 1 –Financial Statements (unaudited)

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements (unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$29,493	$44,878
Marketable securities, available for sale	15,203	—
Accounts receivable, net of allowances of $175 and $496, respectively	8,618	6,498
Due from factor, net of chargebacks and other allowances	14,229	9,532
Inventory	18,260	9,294
Deferred income taxes	2,011	2,631
Prepaid expenses and other current assets	2,367	1,190
Total current assets	90,181	74,023
Property and equipment, net	11,310	5,008
Other assets	957	719

TOTAL ASSETS	$102,448	$79,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$13,014	$9,866
Accrued payroll, vacation, and bonus	3,205	1,909
Income taxes payable	158	3,404
Total current liabilities	16,377	15,179
Other liabilities	931	425
Total liabilities	17,308	15,604

Commitment and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized, 23,555,562 and 23,253,529 issued and outstanding, respectively	2	2
Additional paid-in capital	25,279	20,159
Retained earnings	59,859	43,985
Total stockholders’ equity	85,140	64,146

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,448	$79,750

The accompanying notes are an integral part of these statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, expect per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(as restated,		(as restated,
		see Note 14)		see Note 14)
Net sales	$48,443	$43,183	$120,542	$110,111
Cost of sales	20,711	20,527	51,844	51,673
Gross profit	27,732	22,656	68,698	58,438

Selling, general, and administrative expenses:
Selling and shipping	4,784	4,487	13,195	12,308
Retail	2,758	346	6,589	813
General and administrative	4,955	5,101	16,505	13,972
Litigation settlement expense	—	156	—	2,106
Total selling, general and administrative expenses	12,497	10,090	36,289	29,199

Operating income	15,235	12,566	32,409	29,239

Other Income:
Interest income, net	(432)	(192)	(1,381)	(298)
Other	(26)	(34)	(40)	(126)
Total other income	(458)	(226)	(1,421)	(424)

Income before provision for income taxes	15,693	12,792	33,830	29,663
Provision for income taxes	6,910	5,042	14,898	12,050
Net Income	$8,783	$7,750	$18,932	$17,613

Earnings per share:
Basic	$0.38	$0.34	$0.83	$0.78
Diluted	$0.37	$0.33	$0.79	$0.75

Weighted average shares outstanding:
Basic	23,023	22,552	22,944	22,458
Diluted	23,984	23,624	23,907	23,619

The accompanying notes are an integral part of these statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
		(as restated,
		see Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,932	$17,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,426	272
Stock-based compensation	4,519	4,515
Tax benefit from stock option exercises and restricted stock vesting	1,303	1,130
Excess tax benefit from stock option exercises and restricted stock vesting	(1,270)	(1,089)
Deferred income taxes	620	1,291
Other	(156)	(73)
Changes in operating assets and liabilities:
Accounts receivable	(2,144)	1,014
Due from factor	(4,687)	(9,927)
Inventory	(8,966)	646
Prepaid income taxes and income taxes payable	(4,146)	(2,298)
Prepaid expenses and other current assets	(1,177)	(10)
Other assets	(90)	(541)
Accounts payable and accrued expenses	2,722	4,492
Accrued payroll, vacation, and bonus	1,296	1,319
Other liabilities	506	286
Net cash provided by operating activities	8,688	18,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,278)	(1,044)
Expenditures to establish trademarks	(172)	—
Purchases of marketable securities	(15,117)	(29,010)
Sales and maturities of marketable securities	85	20,125
Net cash used in investing activities	(22,482)	(9,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	198	207
Tax withholding payment for stock-based compensation	(3,059)	—
Excess tax benefit from stock option exercises and restricted stock vesting	1,270	1,089
Net cash (used in) provided by financing activities	(1,591)	1,296

Net (decrease) increase in cash and cash equivalents	(15,385)	10,007
Cash and cash equivalents, beginning of period	44,878	12,434
Cash and cash equivalents, end of period	$29,493	$22,441

The accompanying notes are an integral part of these statements.

TRUE RELIGION APPAREL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

NOTE 1 — DESCRIPTION OF THE COMPANY

True Religion Apparel, Inc. (the “Company”) designs, markets, distributes and retails high-fashion denim jeans and denim related apparel that are sold throughout the world.  The Company’s products are sold through three primary distribution channels: U.S. Wholesale, International Wholesale and Consumer Direct, which includes the Company’s retail stores and e-commerce business. The Company also earns licensing revenue from third parties who it authorizes to use portions of its intellectual property.  The Company’s core customer is a fashion-conscious consumer primarily between the ages of 15 and 45.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2006.  The same accounting policies are followed for preparing quarterly and annual financial information.  All adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

Inventory

Inventory for the Company’s wholesale and consumer direct business is valued at the lower of cost of market.  Cost is determined by the average cost method.

The Company’s denim manufacturing process includes two phases: i) cut and sew; and ii) washing and finishing.  At times the Company will instruct its contract manufacturers to send it goods that have been completed through the cut and sew phase only.  By delaying the second phase of the manufacturing process, the Company can use updated market information about which washes and finishes are most popular before it sends these unwashed goods to the laundries and finishing houses to complete the manufacturing process.  The denim products that the Company holds between the cut and sew phase and the wash and finish phase are considered work-in-progress.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires the Company to measure the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The costs are recognized over the period during which an employee or director is required to provide services in exchange for the award.

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

The Company adopted SFAS No. 123(R) using the modified prospective method.  Under this transition method, 2006 stock-based compensation expense considered the unvested portion of all outstanding options, calculated using the provisions of SFAS No. 123.  As provided for under the modified prospective method, the Company did not restate its results for the periods prior to 2006.

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

Concentration of Credit Risks

As of September 30, 2007, accounts receivable, net included $2.9 million due from an authorized Japanese distributor. The Company has a security interest in the distributor’s assets as collateral for the receivable.

During the nine months ended September 30, 2007 sales to one customer accounted for 12% of the Company’s net sales.  During the nine months ended September 30, 2006, sales to two customers accounted for 12% and 11% of the Company’s net sales.  During the nine months ended September 30, 2007 and 2006, combined purchases from two suppliers totaled approximately $46,530 and $46,650, respectively.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectibility can be reasonably assured.

Revenue within the Company’s U.S. and International Wholesale segments are recognized at the time title passes and risk of loss is transferred to customers.  Wholesale revenue is recorded net of estimates of returns, discounts and operational chargebacks.  Returns and allowances require pre-approval from management and discounts are based on trade terms.  The Company reviews and refines these estimates on a quarterly basis.  The Company’s historical estimates of these costs have not differed materially from actual results.

Retail store revenue is recognized net of estimated returns at the time of sale to consumers.  E-commerce revenue from sales of products ordered through the Company’s retail internet site known as www.truereligionbrandjeans.com is recognized upon delivery and receipt of the shipment by its customers.  Such revenue also is reduced by an estimate of returns.

Revenue from licensing arrangement is recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from the Company’s licensees.

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

The adoption of FIN 48 had no effect on the Company’s condensed consolidated financial statements. At September 30, 2007, the Company had no unrecognized tax benefits that, if recognized would affect the Company’s effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions.

Effective upon adoption of FIN 48, the Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at September 30, 2007. Prior to its adoption of FIN 48, the Company recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.

The major jurisdictions in which the Company files income tax returns include the United States federal jurisdiction as well as various state jurisdictions within the United States. The Company’s federal income tax filings for fiscal year 2004 and thereafter are subject to examination by the United States and, generally, its state income tax filings for fiscal year 2003 and thereafter are subject to examination by various state tax authorities.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48.”  FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 required application upon the initial adoption of FIN 48.  The adoption of FSP 48-1 did not affect the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 ("FSP 157-1") and FASB Staff Position No. FAS 157-2 ("FSP FAS 157-2"), affecting implementation of SFAS 157. FSP FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases ("SFAS 13"), and other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. For all other items, SFAS 157 was effective for the Company as of January 1, 2008. The adoption will not have a material affect on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements.” This statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect to change the measurement of our assets and liabilities as a result of SFAS 159, therefore, SFAS No. 159 will have no effect on the Company's condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring entity in a business combination would recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures any goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) retains certain fundamental requirements of SFAS No. 141, but also clarifies the definition of an acquirer in a business combination, and expands its scope to apply to all transactions and events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Generally, the effect of SFAS 141(R) will depend on future acquisitions, if any.

NOTE 3 — MARKETABLE SECURITIES

Investments in marketable securities may consist of United States Government and Government Agency Bonds, auction rate securities and commercial paper. Auction rate securities are variable rate bonds whose interest rate is periodically reset, typically every 7, 28, or 35 days. The underlying securities have contractual maturities from 2025 through 2041. The auction rate securities are classified as “available-for-sale” in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. Any unrealized gains, which amounted to $0 and $77 for the nine months ended September 30, 2007 and 2006, respectively, or temporary unrealized losses, if any, are reported as a component of accumulated other comprehensive income in the condensed consolidated balance sheets.

The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. At September 30, 2007, the Company does not believe any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence as of these dates. The Company has the ability to hold such securities until the maturity dates.

As of September 30, 2007, the Company held $15.2 million of municipal notes with an auction reset feature (“auction rate securities”). The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists. The Company had not experienced a failed auction for any of its securities as of September 30, 2007. However, the Company had eight issues fail at auction in February, March, and April 2008 with a total par value of $10.2 million. Given the deteriorating credit markets and the increased incidence of failure within the auction market, there can be no assurances as to when, or if, the Company will be able to liquidate a particular issue. In such case of a failure the Company would not be able to access those funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process. Furthermore, if this situation were to persist despite the Company’s ability to hold such investments for the long-term, the Company may be required to record an impairment charge at a future date.

The Company will continue to monitor and evaluate these investments as there is no assurance as to when the market for this investment class will return to orderly operations.

NOTE 4 — DUE FROM FACTOR, NET OF CHARGEBACKS AND OTHER ALLOWANCES

The Company uses a factor for credit administration purposes. Under the factoring agreement, the factor purchases a portion of the Company’s domestic wholesale sales invoices and assumes most of the credit risks with respect to such accounts for a charge of 0.60% of the gross invoice amount. The Company can draw cash advances from the factor based on a pre-determined percentage of eligible outstanding accounts receivable. The factor holds as security substantially all assets of the Company and charges interest at a rate of prime plus 0.5% on the outstanding advances.  The Company is liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. In December 2007, the Company entered into a new factoring agreement with a minimum term of seven months.

At times, customers place orders that exceed the credit that they have available from the factor.  The Company evaluates those orders to consider if the customer is worthy of additional credit based on our past experience with the customer.  In the event the Company elects to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above the credit limit established with the factor.  As of September 30, 2007, the amount of Due from Factor for which the Company bears the credit risk is $757.

For the nine months ended September 30, 2007 and 2006, the Company paid a total of approximately $13 and $53, respectively, of interest to the factor which is reported as a component of interest income, net in the condensed consolidated statements of income.

Due from factor, net of charge-backs and other deductions as presented in the balance sheet at September 30, 2007 and December 31, 2006 is summarized as follows:

	September 30,	December 31,
	2007	2006
Outstanding factored receivables	$13,333	$9,648
Assignments in transit	1,173	619
Due from factor – gross	14,506	10,267
Funds advanced from factor	—	—
Reserve for discounts and chargebacks	(277)	(735)
Due from factor - net of allowances	$14,229	$9,532

NOTE 5 — INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2007	2006
Raw Materials	$145	$—
Work-in-Progress	5,870	3,062
Finished Goods	12,245	6,232
Total	$18,260	$9,294

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	December 31,
	2007	2006
Computer equipment	$847	$490
Furniture and fixtures	821	197
Leasehold improvements	9,067	1,888
Machinery and equipment	823	332
Trade show booths	789	550
Construction-in-progress	998	2,221
Property and equipment - gross	13,345	5,678
Less accumulated depreciation	2,035	670
Property and equipment - net	$11,310	$5,008

NOTE 7 – LICENSING REVENUE

The Company has entered into five License Agreements whereby it has granted to the licensee the right to use the TRUE RELIGION trademark and related intellectual property.  Each licensee will pay to the Company a royalty fee equal to the greater of a percentage of the licensee’s actual net sales or minimum net sales (as defined in the underlying agreement).  Additionally, each licensee will pay to the Company a minimum advertising contribution fee equal to a percentage of the minimum net sales (as defined in the underlying agreement).

Each licensee is also required to make non-refundable advance royalty payments which are to be credited against the first dollars of royalties that become due under the agreement and the minimum royalty guarantee.  These payments are recognized ratably as revenue over the contract year (as defined) of the license agreement as a component of net sales in the accompanying condensed consolidated statement of income.  During the nine months ended September 30, 2007 and 2006, the Company recognized $642 and $9, respectively, as royalty and advertising revenue which is included in net sales in the condensed consolidated statements of income.  The unearned minimum payments are included in other liabilities in the condensed consolidated balance sheet.

Future minimum royalty and advertising fees as of September 30, 2007 are summarized as follows:

	Royalties	Advertising
2007 (remainder of year)	$196	$45
2008	1,172	295
2009	2,834	745
2010	4,290	1,125
2011	2,175	450
Thereafter	1,335	—
Total minimum royalty and advertising fees	$12,002	$2,660

NOTE 8 — SHARE-BASED COMPENSATION

On June 16, 2005, the Company’s Board of Directors approved the True Religion Apparel, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) which amends and restates the 2004 Option Plan and the 2004 Equity Plan (the “prior plans”).  The Company has granted restricted stock awards and stock options under the 2005 Incentive Plan.

The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period.  The following table summarizes the Company’s share-based compensation expense, which is included in general and administrative expenses in the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(as restated,		(as restated,
		see Note 14)		see Note 14)
Restricted stock grants	$1,081	$863	$4,200	$3,624
Stock options	—	157	319	891
Total stock-based compensation expense, before tax benefits	1,081	1,020	4,519	4,515
Tax benefits	225	286	940	1,264
Total stock-based compensation expense, after tax benefits	$856	$734	$3,579	$3,251

Restricted Stock Awards

Shares awarded under the 2005 Incentive Plan entitle the shareholder to all the rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period.  The restriction period is determined by the Compensation Committee of the Board of Directors and may not exceed 10 years.  Restricted stock awards have generally been granted with vesting periods of up to three years.  Upon termination of an employee or officer, any unvested restricted shares are forfeited.

During the nine months ended September 30, 2007 and 2006, the Company granted 305,583 and 450,000 shares, respectively, of restricted stock to employees, officers and directors which vest over a period of two to three years.  The fair value of the restricted shares granted during the nine months ended September 30, 2007 and 2006, based on the price of the Company’s common stock at the date of grant, was $4,964 and $7,865, respectively.  The Company’s policy for attributing the value of graded vesting share-based payments is the straight-line single option approach.

During 2007, the Company implemented a practice of repurchasing common shares, upon an employee’s request, to satisfy employee minimum statutory income tax withholdings for restricted shares as they vest.  During the nine months ended September 30, 2007, the Company withheld 113,952 shares for a total cost of $1,777 which is included in tax withholding payment for stock-based compensation in the financing activities section of the condensed consolidated statements of cash flows.

The following table summarizes the Company’s restricted stock activities for the nine months ended September 30, 2007:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
		Fair	Life	Intrinsic
	Shares	Value	(Years)	Value
Non-vested, beginning of year	656,250	$16.72
Granted	305,583	$16.25
Vested	(335,833)	$16.50
Forfeitures	(93,417)	$16.37
Non-vested, end of period	532,583	$16.64	1.5	$9,373

As of September 30, 2007, the total unamortized share-based compensation expense related to the restricted shares was $5,579, which is expected to be recognized over a weighted average period of 1.5 years.  The total fair value of restricted stock vested during the nine months ended September 30, 2007 and 2006 was $5,543 and $1,365, respectively.

Stock Options

Stock options outstanding as of September 30, 2007 were granted under the Company’s 2005 Stock Incentive Plan.  Option grants were for a term of five years and vested over a period of up to three years.  Options were issued at the current market price at the date of grant.  The grant date fair value was calculated using the Black-Scholes option valuation model.  The Company did not grant any new stock options during the nine months ended September 30, 2007 and 2006, and all outstanding options are fully exercisable.

The following table summarizes the Company’s stock option activities for the nine months ended September 30, 2007:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value
Outstanding, beginning of year	1,108,332	$1.56
Exercised	(271,667)	$0.73
Cancelled	—
Outstanding, end of period	836,665	$1.83	1.9	$13,192

During the nine months ended September 30, 2007, options to acquire 271,667 shares of the Company’s common stock were exercised, of which 67,848 of these shares were withheld by the Company to meet the related employee minimum statutory income tax withholding requirement of $1,282.  The minimum statutory income tax withholding amount is included in tax withholding payment for stock-based compensation in the financing activities section of the condensed consolidated statements of cash flows.

The fair value of each option grant was estimated as of the date of grant using a modified Black-Scholes option pricing model.  The significant assumptions used to estimate the fair value of options granted in 2004 are described in the Company’s annual report on Form 10-K/A for the year ended December 31, 2006.  During the nine months ended September 30, 2007 and 2006, the Company amortized $319 and $891, respectively, to general and administrative expenses in the condensed consolidated statements of income as stock-based compensation expense.

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $4,570 and $3,890, respectively.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2007:

		Weighted
		Average
		Exercise
Range of Exercise Prices	Shares	Price
$0.75 - $3.00	633,333	$0.77
$3.00 - $6.00	200,000	$5.10
$7.00 - $10.00	3,332	$7.65
	836,665	$1.83

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options.  SFAS No. 123(R) requires cash flows resulting from tax benefits in excess of the related stock-based compensation to be classified as part of cash flows from financing activities.  In accordance with SFAS No. 123(R), the Company reported $1,270 and $1,089, respectively, of excess tax benefits as financing cash flows for the nine months ended September 30, 2007 and 2006.  The total tax benefit realized from stock option exercises for the nine months ended September 30, 2007 and 2006 was $1,303 and $1,130, respectively.  Cash received from stock option exercises was $198 and $207 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 9 – EARNINGS PER SHARE

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$8,783	$7,750	$18,932	$17,613

Basic shares	23,023	22,552	22,944	22,458
Dilutive effect of stock options and restricted stock	961	1,072	963	1,161
Diluted shares	23,984	23,624	23,907	23,619

Earnings per share - basic	$0.38	$0.34	$0.83	$0.78
Earnings per share - diluted	$0.37	$0.33	$0.79	$0.75

NOTE 10 – COMPREHENSIVE INCOME

Comprehensive income consists of net income and unrealized gains on marketable securities available for sale.  A reconciliation of comprehensive income for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$8,783	$7,750	$18,932	$17,613
Unrealized gain on available for sale marketable securities, net of taxes	—	19	—	77
Comprehensive Income	$8,783	$7,769	$18,932	$17,690

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

Most of the Company’s retail leases also require payment of a percent of sales ranging from 6.0% to 7.0% if the store’s sales exceed a stated amount. Three of the Company’s leases include options that allow the Company to extend the lease term beyond the minimum lease period, subject to terms agreed to at lease inception. The Company has no capitalized lease obligations.  As of September 30, 2007, the Company had entered into a total of twenty three lease agreements for an aggregate of approximately 155,000 square feet of space.

Future minimum lease payments under these operating leases as of September 30, 2007 are summarized as follows:

2007 (remainder of year)	$858
2008	4,240
2009	4,596
2010	4,746
2011	4,451
Thereafter	23,165
Total minimum lease payments	$42,056

Subsequent to September 30, 2007, the Company entered into 22 new retail leases that have expiration dates through January 2019 and cumulative future minimum lease payments of approximately $41,600.

Incentive bonuses

As part of their employment agreements, the Company’s Chief Executive Officer, President and Chief Financial Officer are eligible to earn incentive compensation which is paid annually after the end of the Company’s fiscal year.  For the three and nine months ended September 30, 2007, incentive compensation expense totaled approximately $637 and $1,850, respectively.  For the three and nine months ended September 30, 2006, incentive compensation expense totaled approximately $582 and $1,050, respectively. Bonuses are paid annually after the end of the Company’s fiscal year.

Claims, proceedings and litigation

The Company is involved in routine claims, proceedings and litigation arising in the normal course of business.  The Company does not believe any such claims, proceedings or litigation, either alone or in the aggregate, will have a material impact on its results of operations, financial position or liquidity.

NOTE 12 — SEGMENT INFORMATION

The operating segments of the Company are U.S. wholesale, international wholesale, consumer direct and corporate. The consumer direct segment includes the Company’s retail and e-commerce operations. The corporate segment generally includes licensing revenue and, among other things, the following costs: information technology, human resources, accounting and finance, executive compensation, headquarter and distribution facilities and legal. Merchandise inter-segment transfers from the U.S. wholesale segment to the consumer direct segment have been eliminated from the amounts shown below.

The segment information for 2006 has been adjusted from our previous disclosures as the wholesale segment has been split into a U.S. wholesale segment and an international wholesale segment.   Also, a corporate segment has been included which includes licensing revenue and the cost associated with the corporate operations

During the three and nine months ended September 30, 2007, U.S. wholesale sales constituted approximately 62% and 66%, respectively, and international wholesale sales constituted approximately 22% and 19%, respectively, of the Company’s overall sales.  During the three and nine months ended September 30, 2006, U.S. wholesale sales constituted approximately 69% and 71%, respectively, and international sales constituted approximately 29% and 27%, respectively, of the Company’s overall sales.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each operating segment based on operating income.  Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2007 and 2006:

	September 30,
	2007	2006
Total assets:
Wholesale - US	$37,069	$27,496
Wholesale - International	4,896	5,482
Consumer Direct	8,812	1,711
Corporate	51,671	37,712
	$102,448	$72,401	**

**   September 30, 2006 balance sheet has been restated for the impact of the adjustments described in Note 14 below

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(as restated, see Note 14)		(as restated, see Note 14)
Net sales:
Wholesale – U.S.	$30,090	$29,967	$79,599	$78,142
Wholesale - International	10,878	12,498	22,522	29,587
Consumer Direct	7,196	709	17,778	2,373
Corporate	279	9	643	9
	$48,443	$43,183	$120,542	$110,111

Gross profit:
Wholesale – U.S.	$16,658	$15,605	$43,230	$41,394
Wholesale - International	5,251	6,499	11,288	15,251
Consumer Direct	5,545	543	13,538	1,784
Corporate	278	9	642	9
	$27,732	$22,656	$68,698	$58,438

Operating income:
Wholesale – U.S.	$10,595	$10,327	$26,231	$27,061
Wholesale - International	4,925	6,345	10,674	14,862
Consumer Direct	2,699	49	6,883	677
Corporate	(2,984)	(4,155)	(11,379)	(13,361)
	$15,235	$12,566	$32,409	$29,239

Capital expenditures:
Wholesale – U.S.			$2,781	$624
Consumer Direct			4,497	420
			$7,278	$1,044

NOTE 13 — SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2007	2006
Cash paid during the period for:
Interest	$13	$53
Taxes	$16,640	$10,430

As of September 30, 2007, the Company had recognized the purchases of $1,400 of property and equipment that had not yet been paid for.  These purchases are included in “property and equipment, net” and the payment obligation in “accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.

During the three and nine months ended September 30, 2006, the Company credited $19 and $77, respectively to accumulated other comprehensive income for the unrealized gain on its short-term available for sale marketable securities  The Company did not have any unrealized gains or losses during the three and nine months ended September 30, 2007.

NOTE  14 — RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, the Company determined errors in its previously issued financial statements should be corrected as follows:.

Stock-based compensation accounting: The Company recognizes its restricted stock compensation expense using the straight-line method over the requisite service period of the entire award.  The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period.  If a portion of the restricted stock vests immediately or in another pattern such that the cumulative expected vested amount exceeds the cumulative straight line expense amount, the Company records compensation expense equal to at least the cumulative compensation expense of the expected vested amount of the restricted stock.  However, the Company measured the compensation expense relating to the restricted stock grants incorrectly resulting in an understatement of stock-based compensation expense $1,198 for the year ended December 31, 2006.   The Company has corrected this error by recording a decrease of $25 in stock-based compensation expense for the three months ended September 30, 2006 and an increase of $1,202 in stock-based compensation expense for the nine months ended September 30, 2006.

In addition, as part of the Company’s voluntary review of its accounting for stock-based compensation awarded in 2003 and 2004, it was noted there were stock options awarded “in-the-money” and stock options where the vesting schedule was modified after the grant date which were not accounted for correctly.  The correction of these errors resulted in the recognition of additional stock-based compensation expense of $29 and $427 for the three and nine months ended September 30, 2006, respectively.

Income tax benefit of executive compensation:  The income tax expenses recorded in the Company’s previously issued condensed consolidated financial statements were calculated incorrectly as the Company’s compensation programs did not fully comply with the federal and state income tax regulations.  In particular, the Company had taken tax deductions on certain compensation that was non-deductible under IRC 162(m).  The correction of these errors resulted in the recording of additional income tax expense of $332 and $769 for the three and nine months ended September 30, 2006, respectively.

Statement of cash flows presentation of the tax benefit and excess tax benefit from stock-based compensation:  The tax benefit from stock-based compensation of $1,130 had previously been included in the change in prepaid income taxes and income taxes payable.  Included in this restatement is the reclassification of this amount to a separate line item within the statement of cash flows.  Additionally, the excess tax benefit received on stock-based compensation should be recorded as a financing activity as opposed to an operating activity.  In the Company’s previously issued September 30, 2006 condensed consolidated financial statements, the excess tax benefit of $1,089 was recorded as an operating activity and, accordingly, the condensed consolidated statement of cash flows has been restated to reflect this change.

Classification of Litigation Settlement Expense:  In the Company’s previously reported condensed consolidated statements of income for the three and nine months ended September 30, 2006, the Company reported its litigation settlement expense as other expenses when it should have been reported as part of selling, general and administrative expenses.  Accordingly, as part of this restatement, the Company is reclassifying litigation settlement expense of $156 and $2,106 for the three and nine months ended September 30, 2006, respectively, from other expenses to selling, general and administrative expenses.

Other:  The Company also included in the restatement the correction of the following quantitatively and qualitatively immaterial accounting errors previously unrecorded in the three and nine months ended September 30, 2006:

•                  Understatement of net sales of $2 for both the three and nine months ended September 30, 2006.

•                  Understatement of cost of sales of $2 for the three months ended September 30, 2006 and an overstatement of cost of sales of $67 for the nine months ended September 30, 2006.

•                  Understatement of general and administrative expenses of $191 and $400 for the three and nine months ended September 30, 2006, respectively.

The above pre-tax restatement adjustments resulted in a change to the Company’s taxable income.  Accordingly, the Company has recorded a decrease in its provision for income taxes of $79 and $799 for the three and nine months ended September 30, 2006, respectively

In addition to the above adjustments, the Company has reclassified balances in its previously issued 2006 condensed consolidated financial statements to conform to its current presentation.  The reclassification items are:

•                  Sales commission paid on e-commerce sales had previously been recorded as a reduction to sales as opposed to an operating expense.  For the three and nine months ended September 30, 2006, the Company has reclassified $136 and $386, respectively, of sales commission expense from an offset to net sales to selling, general and administrative expenses.

•                  Certain wholesale customer charge-backs for non-compliance with their shipping policies or co-op advertising had previously been recorded as a reduction to sales as opposed to operating expenses.  For the three and nine months ended September 30, 2006, the Company has reclassified total charge-backs of $137 and $472, respectively, from an offset to net sales to selling, general and administrative expenses.

As a result, the Company has restated its accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2006 and its condensed consolidated statements of cash flows for the nine months ended September 30, 2006, from amounts previously reported and the related notes to the condensed consolidated financial statements for such periods, to correct these errors.

The following table summarizes the impact of the corrections to the previously reported condensed consolidated statements of income and condensed consolidated statement of cash flows:

	Three Months Ended September 30, 2006
	As			As Restated
	Originally	Restatement	Reclass	and
	Reported	Adjustments	Adjustments	Reclassified
Net sales	$42,909	$2	$272	$43,183
Cost of sales	20,525	2	—	20,527
Gross profit	22,384	—	272	22,656
Shipping and selling expenses	4,350	—	137	4,487
Retail expenses	210	—	136	346
General and administrative expenses	4,264	195	642	5,101
Litigation settlement expense	—	—	156	156
Total selling, general and administrative expenses	8,824	195	1,071	10,090
Operating income	13,559	(194)	(799)	12,566
Other expenses - settlement expense	156	—	(156)	—
Other expenses - investment banking expense	642	—	(642)	—
Total other (income) expense	573	—	(799)	(226)
Income before provision for income taxes	12,986	(194)	—	12,792
Provision for income taxes	4,789	253	—	5,042
Net income	8,197	(447)	—	7,750
Earnings per share - basic	$0.36	$(0.02)	$—	$0.34
Earnings per share - diluted	$0.35	$(0.02)	$—	$0.33
Weighted average shares outstanding - basic	22,927	(375)	—	22,552
Weighted average shares outstanding – diluted	22,613	1,011	—	23,624

	Nine Months Ended September 30, 2006
	As			As Restated
	Originally	Restatement	Reclass	and
	Reported	Adjustments	Adjustments	Reclassified
Net sales	$109,252	$2	$857	$110,111
Cost of sales	51,740	(67)	—	51,673
Gross profit	57,512	69	857	58,438
Shipping and selling expenses	11,836	—	472	12,308
Retail expenses	427	—	386	813
General and administrative expenses	11,301	2,029	642	13,972
Litigation settlement expense	—		2,106	2,106
Total selling, general and administrative expenses	23,564	2,029	3,606	29,199
Operating income	33,948	(1,960)	(2,749)	29,239
Other expenses - settlement expenses	2,106	—	(2,106)	—
Other expenses - investment banking expense	642	—	(642)	—
Total other (income) expense	2,324	—	(2,748)	(424)
Income before provision for income taxes	31,623	(1,960)	—	29,663
Provision for income taxes	12,080	(30)	—	12,050
Net income	19,542	(1,929)	—	17,613
Earnings per share - basic	0.86	(0.09)	—	0.78
Earnings per share - diluted	0.83	(0.08)	—	0.75
Weighted average shares outstanding - basic	22,729	(271)	—	22,458
Weighted average shares outstanding – diluted	23,538	81	—	23,619

	Nine Months Ended September 30, 2006
	As			As Restated
	Originally	Restatement	Reclass	and
	Reported	Adjustments	Adjustments	Reclassified
Operating Activities:
Net income	$19,542	$(1,929)	$—	$17,613
Depreciation and amortization	251	22	—	273
Provision for bad debts, return and markdowns	(6)	(67)	73	—
Stock-based compensation	2,886	1,629	—	4,515
Common stock issued for services	2,104	—	(2,104)	—
Tax benefit from stock option exercises and restricted stock awards	—	1,130	—	1,130
Excess tax benefit from stock option exercises and restricted stock awards	—	(1,089)	—	(1,089)
Realized gain on sale of marketable securities	(73)	73	—	—
Other	—	—	(73)	(73)
Accounts receivable	1,014	(2)	—	1,012
Prepaid income taxes and income taxes payable	(1,139)	(1,159)	—	(2,298)
Accounts payable and accrued expenses	2,388	—	2,104	4,492
Accrued payroll, vacation and bonus	1,227	92	—	1,319
Other liabilities	—	286	—	286
Net cash provided by operating activities	19,655	(1,015)	—	18,640

Investing Activities:
Purchases of marketable securities	(33,885)	4,875	—	(29,010)
Sales and maturities of marketable securities	17,863	2,262	—	20,125
Net cash used in investing activities	(17,066)	7,137	—	(9,929)

Financing Activities:
Excess tax benefit from stock option exercises and restricted stock awards	—	1,089	—	1,089
Net cash used in (provided by) financing activities	207	1,089	—	1,296

ITEM 2.          Management’s Discussion and Analysis of Financial Condition or Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS, WHICH HAS BEEN UPDATED TO REFLECT THE RESTATEMENTS AND RECLASSIFICATIONS NOTED IN NOTE 14 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY’S AMENDED ANNUAL REPORT ON FORM 10-K/A FILED ON APRIL 30, 2008.

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

RESULTS OF OPERATIONS

Overview

True Religion Apparel, Inc. (referred to in this Quarterly Report on Form 10-Q as “the Company,” “our” or “we”) through our wholly-owned subsidiary, Guru Denim, Inc., designs, develops, oversees manufacturing, markets, distributes and sells high fashion jeans and denim related apparel. We currently design, oversee manufacturing, market, distribute and sell apparel under the brand name “True Religion Brand Jeans” including jeans, skirts, denim jackets and tops in the United States, Canada, Europe, Latin America, and Asia.  Key results for the three and nine months ended September 30, 2007 and 2006 are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$48,443	$43,183	$120,542	$110,111
Gross profit	$27,732	$22,656	$68,698	$58,438
Net income	$8,783	$7,750	$18,932	$17,613
Net income as a percentage of net sales	18%	18%	16%	16%
Diluted earnings per share	$0.37	$0.33	$0.79	$0.75

Net Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
U.S. wholesale segment	$30,090	$29,967	$79,599	$78,142
International wholesale segment	10,878	12,498	22,522	29,587
Consumer direct segment	7,196	709	17,778	2,373
Corporate	279	9	643	9
Total net sales	$48,443	$43,183	$120,542	$110,111

Third quarter 2007 vs. Third quarter 2006

In 2007, our net sales increased by 12.2 percent as compared to last year, reaching $48.4 million.  The increase was driven by the expansion of our retail stores in our consumer direct segment.  Last year, we had one full-price store; this year, we had eleven full-price stores and two outlet stores.  Our U.S. wholesale segment’s net sales increased in 2007 by 0.4 percent over last year, driven by an increase in the men’s product category.  Our international wholesale segment sales in 2007 decreased by 13.0 percent versus last year to $10.9 million, due to the planned reduction in sales to our Japanese distributor to properly position our brand, the transition in distributors in the United Kingdom and the shift in Fall season shipments.

Year to date 2007 vs. 2006

In 2007, our net sales grew to $120.5 million, a 9.5 percent increase over last year.  The roll-out of our retail stores keyed this increase: we had one store in the first nine months of 2006, but we started 2007 with four stores and opened another nine by September 30, 2007.  Our U.S. wholesale sales increased $1.5 million, a 1.9 percent increase.  The “Spring 2007” denim merchandise offering was similar to the styles we offered in prior seasons, which kept our US wholesale sales in the first nine months of 2007 in line with the prior year’s sales.  We are focusing on introducing newer styles more regularly in future seasons to improve our sales growth trends.  Our international wholesale segment’s net sales decreased by $7.1 million or 23.9 percent compared to last year at this time.  The change in our strategy in Japan and the transition in our United Kingdom distributor described above are the primary drivers of this decrease.

Gross Profit and Gross Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross profit	$27,732	$22,656	$68,698	$58,438
Gross margin percentage	57.2%	52.5%	57.0%	53.1%

Third quarter 2007 vs. Third quarter 2006

Our gross profit increased by $5.1 million, or 22.4 percent, in 2007 due to the net sales growth and the increased share of net sales from the consumer direct segment.  The consumer direct segment, which consists of both the retail and e-commerce operation, maintains a comparable product cost to the wholesale operations yet realizes the higher retail sales price, thereby generating a larger gross margin (77.1 percent for the quarter ended September 30, 2007).   As the portion of our net sales generated in the consumer direct segment continues to increase, we expect that our gross margin will expand.  The U.S. wholesale segment’s gross margin in 2007 of 55.4 percent was slightly higher then the segment’s gross margin last year of 52.1 percent.

Year to date 2007 vs. 2006

In 2007 our gross profit increased 17.6 percent and our gross margin increased from 53.1 percent to 57.0 percent.  The growth of the higher margin consumer direct segment’s net sales was the primary cause of the gross profit and gross margin increase.

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Selling, general and administrative expenses	$12,497	$10,090	$36,289	$29,199
Selling, general and administrative expenses as a percentage of net sales	25.8%	23.4%	30.1%	26.5%

Third quarter 2007 vs. Third quarter 2006

Selling, general and administrative expenses (“SG&A”) increased $2.4 million in 2007.  This increase is due primarily to the consumer direct segment, which had one full-priced store during the quarter ended September 30, 2006 and eleven full-priced and two outlet stores during the quarter ended September 30, 2007, and incurred incremental operating costs of $2.4 million, which is in line with the Company’s plans.

Year to date 2007 vs. 2006

Selling, general and administrative expenses increased $7.1 million from 2006 to 2007.  This year we incurred $2.4 million primarily for the terminations of our former vice president – women’s design and chief financial officer, who left the Company in March 2007 and are providing on-going consulting services, and secondarily to costs incurred at the conclusion of our strategic alternatives review with Goldman Sachs.  Consistent with our plans, the consumer direct segment’s operating costs increased $5.8 million in 2007 and our management and occupancy costs increased.  Last year’s litigation settlement cost of $2.1 million did not recur in 2007.

Interest Income, net

Interest income, net of interest expense, increased by $0.2 million to $0.4 million for the quarter ended September 30, 2007, and by $1.1 million to $1.4 million for the nine months ended September 30, 2007.  The increase is primarily attributable to the increase in our cash equivalent and marketable securities over the past year as our operations have generated cash flows that we have invested.

Provision for Income Taxes

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income before provision for income taxes	$15,693	$12,792	$33,830	$29,663
Provision for income taxes	$6,910	$5,042	$14,898	$12,050
Effective tax rate	44.0%	39.4%	44.0%	40.6%

Our effective tax rate in 2007 is higher than in 2006 because of credits and other benefits that were received in 2006 that were no longer available in 2007.

Off Balance-Sheet Arrangements

In December 2007, we entered into a new factoring agreement with Merchant Factors Corp., a reseller of the factor services of the CIT Group, with a minimum term of seven months.

LIQUIDITY AND CAPITAL RESOURCES

Overall for the first nine months of 2007, cash has decreased by $15.4 million from the beginning of the year.  Cash outflows for the purchase of marketable securities ($15.1 million) and property and equipment ($7.3 million) were only partially offset by cash inflows from operating activities.

Operating Activities

Compared to the prior year, net cash flow from operating activities decreased by $10.0 million to $8.7 million in 2007.  Inventory increased to support the growth in the fourth quarter, sales order backlog, the introduction of more denim-related merchandise, and the increase in our consumer direct segment business.

Investing Activities

In the first nine months of 2007, net cash used in investing activities was $22.5 million, a $12.6 million increase compared to the prior year, due primarily to the increase in capital expenditures and an increase in net purchases of marketable securities.  The increase in capital expenditures was primarily for leasehold improvements for the build-out of new retail stores.  We opened eight full-priced stores and one outlet store in the first nine months of 2007, and we have two more stores opening in the fourth quarter of 2007.   Based on the Company’s current working capital, we believe we have sufficient capital to meet any capital expenditures for the remainder of the year.

Financing Activities

During the nine months ended September 30, 2007, the Company used $1.6 million in its financing activities, compared to net cash provided by financing activities of $1.3 million during the nine months ended September 30, 2006.  In 2007, the Company repurchased $3.1 million in common shares from employees to satisfy their minimum statutory income tax withholdings on restricted shares that vested during the period and options that were exercised.  Such amount was partially offset by $1.3 million in excess tax benefits the Company realized on the exercise of stock options during the period and $0.2 million in proceeds on stock option exercises.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.  Our critical accounting policies and methodologies during the nine months ended September 30, 2007 are consistent with those discussed in our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, except with respect to income taxes as discussed below.

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

The adoption of FIN 48 had no effect on our condensed consolidated financial statements. At September 30, 2007, the Company had no unrecognized tax benefits that, if recognized would affect the Company’s effective income tax rate in future periods.

We are currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions.

Effective upon adoption of FIN 48, we recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. We had no such interest and penalties accrued at September 30, 2007. Prior to its adoption of FIN 48, the Company recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.

The major jurisdictions in which we file income tax returns include the United States federal jurisdiction as well as various state jurisdictions within the United States. Our fiscal year 2004 and thereafter are subject to examination by the United States federal jurisdiction, and, generally, fiscal year 2003 and thereafter are subject to examination by various state tax authorities.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48”. FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect our condensed consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of September 30, 2007, we had funds invested in auction rate securities which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”)  These investments were treated as available-for-sale under SFAS 115. The carrying value of these investments approximates fair market value. Beginning February 2008, the Company had eight issues fail at auction, with a total par value of $10.2 million. Given the deteriorating credit markets, and the increased incidence of failure within the auction market, there can be no assurances as to when we will be able to liquidate a particular issue.  In such case of a failure we would not be able to access those funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process.  Furthermore, if this situation were to persist despite our ability to hold such investments until maturity, we may be required to record an impairment charge at a future date.

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Quarterly Report, that due to material weaknesses identified in our financial closing and reporting process and the non-timely filing of this Quarterly Report on Form 10-Q, our disclosure controls and procedures are not effective in allowing for the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Securities and Exchange Commission’s rules and forms. Also, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by the Quarterly Report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that we filed or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  We are taking steps to remediate these deficiencies in the future.

As disclosed in the Explanatory Note on page 1 of this Quarterly Report on Form 10-Q, the Company disclosed on November 6, 2007, that the Audit Committee had determined that the Company’s previously issued condensed consolidated financial statements for the quarters ended March 31, 2007 and June 30, 2007 and consolidated financial statements for the years ended December 31, 2006 and 2005, and each of the quarters during those fiscal years, could no longer be relied upon.  At that time, the Audit Committee requested the Chief Financial Officer and other members of the finance staff,  assisted by legal counsel and the Company’s tax advisors, none of which were employed or engaged by the Company at the time of the actions to be investigated, conduct a review of the Company’s historical stock option grant practices and related accounting.  As a result of the review, the Audit Committee has determined that the exercise price of two stock option grants during the periods between 2003 through March 31, 2005 had been awarded “in the money” (e.g. the exercise price was less that the fair market value of the underlying shares on the grant date); the Company did not recognize the impact from the vesting acceleration for options granted on two separate dates; the Company failed to properly account for income and payroll tax expenses associated with stock-based compensation; and other errors as summarized in the Explanatory Note and Note 14 to the condensed  consolidated financial statements included herein.

Based on the findings of the review, the Audit Committee of the Company has concluded that the Company’s consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 and each of the quarters during those fiscal years, and the condensed consolidated financial statements for the quarterly periods ended March 31, 2007 and June 30, 2007 should be restated.

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

10.4	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from our Form 10-Q Quarterly Report, filed November 14, 2005).

10.5	Employment Agreement by and between the Company and Jeffrey Lubell dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed on January 10, 2006).

10.6

Employment Agreement dated April 12, 2006 by and between the Company and Michael Buckley, effective as of April 24, 2006 (incorporated by reference from the Company’s Form 8-K Current Report, filed April 14, 2006).

10.7

Standard Industrial/Commercial Single-Tenant Lease – Gross dated May 17, 2006, among ADJ Enterprises, Ltd., Guru Denim, Inc. and the Company (incorporated by reference from our Form 8-K Current Report, filed April 14, 2006).

10.8	Amendment to Employment Agreement dated May 31, 2006, by and between Jeffrey Lubell and the Company (incorporated by reference from our Form 8-K Current Report, filed June 5, 2006).*

10.9

Letter dated June 8, 2006, amending the terms of the Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim, Inc. (incorporated by reference from our 10-Q/A filed on August 15, 2006).

10.10	Independent Contractor Agreement dated as of February 1, 2007, by and between Guru Denim, Inc. and L’Atelier (incorporated by reference from our Form 8-K Current Report filed on January 25, 2007).

10.11	Employment Letter, dated March 7, 2007, by and between the Company and Peter Collins (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).

10.12

Release and Consulting Agreement, dated March 7, 2007, by and among Charles Lesser, the Company and Guru Denim, Inc. (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).

10.13	Amendment to the True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).

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

*          Represents a management abstract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

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