Form 10-K
period 2007-12-31
TRUE RELIGION APPAREL INC
filed 2008-05-01
CIK 1160858

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-51483

TRUE RELIGION APPAREL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0352633
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
2263 E. Vernon Ave. Vernon, California	90058
(Address of Principal Executive Offices)	(Zip Code)

(323) 266-3072
(Registrant's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Common Stock, par value $0.0001 per share (Title of Class)	Nasdaq Global Market (Name of Each Exchange on Which Registered)
Securities registered under Section 12(g) of the Act:
None (Title of Class)	None (Name of Each Exchange on Which Registered)

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

         The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2007, was approximately $477,700,556, computed by reference to the price of $20.33 per share, the price at which the common equity was last sold on such date as reported on the Nasdaq Global Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates.

         On April 29, 2008, 23,918,831 shares of common stock were outstanding.

TRUE RELIGION APPAREL, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

i

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things (a) trends affecting our financial condition and (b) our business and growth strategies. Our stockholders are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections—"Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." The following discussion should be read in conjunction with our financial statements and related notes, which are part of this Report or incorporated by reference to our reports filed with the Securities Exchange Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART I.

Item 1.    Business.

General

        True Religion Apparel, Inc. (referred to in this Annual Report on Form 10-K as "the Company," "our," "we," or "True Religion") was first incorporated in Nevada in 2001 under the name Gusana Explorations Inc. In June of 2003, our Company acquired Guru Denim, Inc. (Guru Denim), a private, California corporation. Following the acquisition of Guru Denim, we changed our name to True Religion Apparel, Inc. and reincorporated in Delaware in 2005. We currently design, market, distribute, and sell apparel under the brand name "True Religion Brand Jeans" to fashion-conscious consumers on six continents, including North and South America, Asia, Africa, Europe and Australia. We seek to be a trend setting leader in the design, marketing, distribution and sale of premium lifestyle high fashion apparel. Our products can be categorized as denim, knit and non-denim, and most come in 'tops' and 'bottoms'. Knit styles include hoodies, t-shirts and sweats, and non-denim fabrics include corduroy and twill. Tops range from shirts to jackets, and bottoms encompass pants, shorts and skirts. We operate in four distinct but integrated segments: U.S. Wholesale, International Wholesale, Consumer Direct and Corporate, which includes licensing activity. Our Consumer Direct segment consists of branded retail stores and e-commerce sales. The business segments share product design, manufacturing and marketing resources. During the past five years we have developed a recognizable brand, expanded vertically into the Consumer Direct segment, expanded our product offerings, and initiated a strategy to leverage our brand by entering into product licensing agreements.

        We market and distribute our products into the U.S. and International Wholesale segments by attendance at industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted rights to market and sell our products in a defined market or territory. We have agreements with international distributors and sales agents covering more than 50 countries on six continents.

        Our products are sold in the United States in leading national premium stores including Bloomingdale's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, and in over 2,000 boutique and specialty stores. Our U.S. sales agent, L'Atelier, presents our collections at their showrooms in Los Angeles and New York. Through our network of international distributors and sales agents, our products are sold internationally at boutiques and specialty stores in major cities throughout Africa, Asia, Australia, Europe, the Middle East and South America.

        We also sell our products through our Consumer Direct division in our own branded retail stores and through our True Religion Brand Jeans website, which is operated for us by a third party.

Business Strategy

        Our strategy is to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in premium nationwide stores, select boutiques and specialty stores, and who want to wear and be seen in the latest and most fashionable premium jeans and related apparel. True Religion Brand premium jeans sell mostly in the range of $170 to $350 per pair at retail; occasionally, we offer specialty items at higher prices. We continually update our product offerings to be seen as a trend setter in the high fashion jeans apparel market.

        For our denim jeans and other fabrications, we utilize contract manufacturers located in the United States we brand products as having been "Made in the U.S.A." Local manufacturing helps us control our costs, ensures fast turnaround of popular styles and keeps fixed overhead to a minimum. Many of our jackets and children's products are manufactured in Mexico, and much of our shirts and sportswear is manufactured in the Far East.

        We maintain and exercise control over advertising and marketing activities from our headquarters, where we set the tone for integrity, consistency and direction of the True Religion brand image worldwide. Furthermore, we control our brand image by controlling the distribution of our products. We sell our in-season merchandise only through our own branded retail stores, premium nationwide stores, boutiques and specialty stores, and international distributors that display and merchandise our products in a way that supports our brand image and is in synch with the lifestyle and shopping experience expected by our customers. We sell our out-season merchandise and 'seconds' through our own branded retail stores located in outlet malls, as well as through our on-line website.

Our Brand and Products

        Since 2003, our brand name has become a familiar name in premium denim and apparel. We believe the strength of the True Religion brand name and image is due mainly to our emphasis on seeking innovative and distinctive product designs that stand for exceptional finish and quality. We seek to be an innovator in premium lifestyle branding. Our fashion perspective is significantly influenced by our Chief Executive Officer, Jeffrey Lubell.

        Our principal products are high fashion denim jeans and jackets in a wide variety of styles that we design, market, distribute and sell under the True Religion Brand Jeans trademarks. We currently sell men's women's and kid's styles for our products. These products are sold in the United States and abroad through our branded retail stores, upscale retailers, boutiques and specialty stores. In addition to denim jeans and jackets, we sell corduroy pants and jackets, cotton, twill, linen and velvet pants and jackets, fleece sweat suits and hooded sweatshirts, skirts, knit shirts, t-shirts, shorts and sportswear for men, women and children. Many of our products can be viewed on our website located at www.truereligionbrandjeans.com. We intend to continue to expand our product line with colored denim in 2008, and an increased assortment of jackets, shorts, cargo pants, mini skirts, tops, shirts, sweat suits, cashmere sweaters and a variety of knit tops.

        True Religion Brand Jeans products are made with high quality fabrics from the United States, Italy, and Japan that are gently and naturally aged, hand finished and boldly stitched in multiple thread colors. Although we operate in a highly competitive market, we seek to distinguish True Religion Brand Jeans products by emphasizing superior fit and unique styling details. Many of our products are made to look, feel and fit like they have been owned for years. We believe that we have a competitive advantage in the detailing of the design, the quality of the fabric and the superiority of the fit.

        In 2007, we patented our Super Big-T stitch, which is a distinctive thread stitch process. The styles that we designed using this Super Big-T stitch were some of our best sellers in 2007. We also added more styles that use stretch fabric for women, including the 'rockstar' style that used a top-stitch construction to create faux pockets. We also introduced the 'heritage' and '50's' group products, which built on our previous styles by including new pocket and trim styles, as well as painted pocket styles, including the gold- and silver-foil versions during the Holiday 2007 season. Near the end of 2007, we introduced the 'disco' style, which used crystals in place of buttons and rivets. We expanded our knits product offering in 2007, adding t-shirts with a variety of vintage silk-screen images and a wide range of colors. Many of these new styles and products, with new or updated details, will be in our spring 2008 and fall 2008 lines.

        Our 2007 net sales categorized by gender were approximately as follows: women—59%; men—37%; and kids—4%. Our largest product category in terms of units sold in 2007 was denim bottoms, which accounted for 90% of total units sold. Our average sales price for women's products in our full price retail stores was $213 in 2007; for men's products, it was $217; and for kid's products, it was $96.

Our Sales Channels

Our U.S. Wholesale Channel

        Our U.S. Wholesale channel sells our products to leading nationwide premium stores, specialty retailers and boutiques that have the image and merchandising expertise that we demand for the effective presentation of our products. In 2007, our products were sold in Nordstrom, Bloomingdale's, Neiman Marcus and Saks Fifth Avenue, and in over 2,000 specialty retailers and boutiques. In 2007, our U.S. Wholesale channel generated net sales of $111.4 million, comprising 64.3% of our total net sales.

Our International Wholesale Channel

        We distribute our products through our International Wholesale channel to distributors and sales agents who sell to upscale boutiques in their respective territory. Through this network of international distributors and sales agents, our products are found in major cities throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America. In 2007, 75% of our international sales were made to distributors for Japan, Germany, Canada, Korea, United Kingdom, and Mexico. In 2007, our International Wholesale channel generated net sales of $31.7 million, comprising 18.3% of our total net sales.

Our Consumer Direct Channel

        Our Consumer Direct channel includes our branded retail stores and our e-commerce sales. As of December 31, 2007, we operated 15 branded retail stores. We added 11 branded retail stores in 2007 and expect to add at least 20 branded retail stores in 2008. Our branded retail stores are located across the United States in a variety of upscale shopping areas ("street" locations, regional malls, and a limited number of outlet centers). Our typical branded retail store is approximately 1,500 square feet, while our branded retail store located in an outlet center is approximately 2,500 square feet. Our branded retail stores showcase the full range of our branded merchandise including licensed products, in an environment that emphasizes our unique "Malibu hippy-bohemian chic" image through an extensive use of hand-hewn hickory pecan wood. Our e-commerce sales are made through a third-party who receives sales commissions in exchange for operating the 'True Religion Brand Jeans' website, accepting customer orders and fulfilling customer orders from their distribution center, where they hold our merchandise on consignment. In 2007, our Consumer Direct channel generated net sales of $29.3 million, comprising 16.9% of our total net sales.

Our Licensing Business

        We selectively license our brand name and logo to be included on products sold by other companies to enhance and extend the True Religion Brand Jeans brand. Through licensing alliances, we combine our consumer insight, design, and marketing skills with the specific product competencies of our licensing partners to create, build and expand our product offerings to fashion conscious consumers. We grant our product licensees the right to design, manufacture and sell at wholesale specified categories of products under our trademark. We have the right to approve or disapprove the licensees' designs, products and wholesale customers. Each licensing partner pays us royalties based upon its wholesale sales of products that use our trademark. In addition, licensing partners may be required to allocate a portion of their sales revenues to advertise our products and share in the creative costs associated with these products. Our licenses typically have three year terms and may grant the licensee conditional renewal options. We received $0.9 million in royalty revenue through our licensing business in 2007.

        In 2007, our footwear and headwear licensees introduced their initial collections. In 2008, our handbag, swimwear and fragrance licensees will be added to the assortment of True Religion Brand Jeans products.

Marketing

        Our initial marketing effort commenced in 2003 after our acquisition of Guru Denim was focused on our products themselves and emphasizing the fit, styling details and washes of our unique denim products. Beginning in 2004, we expanded our focus from the products to the brand of True Religion Apparel by distributing our product to the premier fashion retailers. This provided us with the exposure to build our brand. In 2005 we continued to focus our marketing efforts on building our brand by expanding our distribution, initially to national premium specialty stores and boutiques, and then to our branded retail stores. These settings showcase our products to many of our target customers. As we move into 2008, we intend to continue focusing on building our brand image by initiating a selected print advertising campaign to build brand for our women's and men's denim, sportswear and licensed products as well as to generate awareness of our growing number of branded retail stores.

Trademarks

        We have over 14 trademarks registered in the United States for "True Religion Brand Jeans" logos and marks. We have also secured international trademarks registrations in excess of 30 countries and we continue to seek trademark registrations that we believe are necessary to protect the True Religion brand. Generally, our trademarks remain valid and enforceable so long as we continue to use the marks in commerce and the required registration renewals are filed. We consider our trademarks as valuable assets in the marketing of our products and seek to protect them from infringement worldwide.

        We have also been issued a patent in the United States for our Joey style jeans, which is a distinctive design; the patent will expire in 2027.

Sources and Availability of Raw Materials

        The fabrics used in our denim products are sourced from fabric manufacturers located in the United States, Italy and Japan. Generally, the fabric used in our products is not purchased directly by us but by our contract manufacturers. The thread and other materials are sourced from various industry suppliers within the United States. Our contract manufacturers use high quality fabric in the manufacturing of our products. Although we do not currently have any long-term agreements in place for the supply of our fabric, thread or other components, such high quality fabric is currently readily available from a number of suppliers, including mills located both in the United States and abroad.

Design and Product Development

        Our design team, which has 23 employees and is led by Jeffrey Lubell, Chief Executive Officer, is responsible for the design and development of our products. We do not currently have a formal research and development effort but we plan to continue to develop new products.

Manufacturing

        We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have contract manufacturers in the United States for our women's and men's denim, Mexico for our kid's denim and fleece products and the Far East for knit shirts. We believe we can meet our current production needs using these and other available contract manufacturers. These contractors purchase the fabric, sew and finish our products to our design and other specifications. In addition to the contract manufacturers, we utilize various laundry and finishing houses in the Los Angeles area to complete the production of many of our products.

        Our production and sourcing staff oversee the manufacturing, quality control and production of our products and researches and develops new sources of supply for the materials used in the manufacturing of our products.

Quality Control

        Our quality control program is designed to ensure that products meet our high quality standards. We monitor the quality of our fabrics used by our contract manufacturers prior to the production of garments and inspect prototypes of each product before production runs commence. We also perform random on-site quality control checks during and after production before our products are shipped from our contract manufacturers. Final random inspections of our products occur when our products are received in our distribution center. We believe that our policy of inspecting our products at both our distribution centers and on-site at our contract manufacturers' facilities is integral in maintaining the quality, consistency and reputation of our products.

Government Regulation and Supervision

        Most of our important products are subject to existing or potential duties, tariffs or quotas that may limit the quantity of product that we may import into the United States and other countries or may impact the cost of these products. We currently are not restricted by quotas in the operation of our business and custom duties and tariffs do not comprise a material portion of the cost of our products. Labeling and advertising of our products is subject to regulation by the Federal Trade Commission. We believe that we are in substantial compliance with these regulations.

Competition

        The retail apparel industry is highly competitive. We compete with numerous designers and manufacturers of apparel and accessories, domestic and foreign, including 7 for All Mankind, AG Adriano Goldschmied, Diesel, G-Star, Levi Strauss & Co, Rock & Republic and Sixty Group. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, fit and quality, which depend on our ability to:

  •
  anticipate and respond to changing consumer demands in a timely manner;

  •
  maintain favorable brand recognition;

  •
  develop and produce high quality products that appeal to consumers;

  •
  appropriately price our products;

  •
  ensure product availability; and

  •
  obtain sufficient retail floor space and effectively present our products at retail.

Employees

        At December 31, 2007, we employed on a full or part-time basis a total of 338 employees, consisting of 167 in our retail stores, 128 in design and production, and 43 general administrative.

Website Availability of Our Reports Filed with the Securities and Exchange Commission

        Our Internet Web site address is www.truereligionbrandjeans.com. We make available free of charge on or through our Internet Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file the report with or furnish it to the SEC.

Item 1A.    Risk Factors.

Risks Relating to Our Industry

Our business may be negatively impacted as a result of the current downturn in the United States economy.

        The United States general economy is currently experiencing a downturn that may deepen into a recession. Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our largest direct customers. Purchases of high-fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, and disposable income decline. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated. The current economic conditions have and may continue to adversely affect consumer spending and sales of our products.

Our continued operations depend on current fashion trends. If our designs and products do not continue to be fashionable, our business could be adversely affected.

        Our success depends in large part on our ability to develop, market and deliver innovative and stylish products that are consistent and build on our brand and image at a pace and intensity competitive with our competition. The novelty and the design of our True Religion Brand Jeans apparel is critical to our success and competitive position, and the inability to continue to develop and offer unique products to our customers could harm our business. We cannot be certain that high-fashion denim and related apparel will continue to be fashionable. Should the trend steer away from high-fashion denim and related apparel, our sales could decrease and our business could be adversely affected. In addition, our future designs and plans to expand our product offerings may not be successful, and any unsuccessful designs or product offerings could adversely affect our business.

Our business and the success of our products could be harmed if we are unable to maintain our brand image.

        Our success to date has been due in large part to the growth of our brand image. If we are unable to timely and appropriately respond to changing consumer demand, our brand name and brand image may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles that are no longer popular. In the past, many apparel companies have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.

We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

        We face intense competition in the apparel industry from other established companies. A number of our competitors may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the apparel industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we compete, further increasing competition in the industry. We believe that our ability to compete successfully depends on a number of factors, including the style and quality of our products and the strength of our brand name, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common stock.

Increases in the price of raw materials or their reduced availability could increase our cost of goods and decrease our profitability.

        The principal fabrics used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials—primarily cotton—used to produce them. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather, supply conditions, transportation costs, work stoppages, government regulation, economic climates and other unpredictable factors. Increases in raw material costs, together with other factors, will make it difficult for us to sustain the wholesale gross margin level we have achieved in recent years and result in a decrease of our profitability unless we are able to pass higher prices on to our wholesale and retail customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

Risks Related to Our Business

The matters relating to the voluntary review of our past equity award practices and the restatement of the Company's consolidated financial statements may result in litigation and governmental enforcement actions.

        We have restated our consolidated financial statements and other financial information for the years ended December 31, 2006, 2005, and 2004 with respect to errors in the accounting for stock-based compensation and errors in the tax treatment for certain executive compensation, and have corrected the provisions for income taxes to account for the tax impact of these restatements. The Company's past equity granting practices and the restatement of prior financial statements have exposed the Company to risks associated with litigation, regulatory proceedings and government enforcement actions, including the risk that the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of the restatement which could result in the Company having to further restate its prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

        The internal review and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, have diverted management's attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

        In November 2007, the Company received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of the Company's Form 10-Q for the quarter ended September 30, 2007 (the "September 10-Q"), the Company was not in compliance with the filing requirements for continued listing as set forth in marketplace Rule 4310(c)(14) and was therefore subject to delisting from the NASDAQ Stock Market. On February 13, 2008, the NASDAQ Listing Qualifications Panel granted the Company's request for continued listing, subject to the Company filing the September 10-Q, the Form 10-K for the year ended December 31, 2007 (the "2007 10-K"), and any required restatements, with the SEC by March 17, 2008, which the Panel subsequently extended to April 30, 2008. On or before April 30, 2008, the Company filed the September 10-Q, the 2007 10-K, and the restatements. The Company believes that it has remedied its non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ's affirmative completion of its compliance protocols. However, if the SEC disagrees with the manner in which the Company has accounted for and reported, or not reported, the financial impact of equity grants, there could be further delays in filing subsequent SEC reports that might result in delisting of the Company's common stock from the NASDAQ Global Market.

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

        We have experienced rapid growth since our inception, and have increased our net sales from $27.7 million in 2004 to $173.3 million in 2007. We anticipate that our future growth rate will depend upon various factors, including the strength of our brand image, the market success of our current and future products, the success or our growth strategies, competitive conditions and our ability to manage our future growth. Future growth may place a significant strain on our management and operations. As we continue to grow in our operations, our operational, administrative, financial and legal procedures and controls will need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business. Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our future operating results could be adversely affected.

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

Increasing the number of branded company-operated stores will require us to develop new capabilities and increase our expenditures.

        We plan to continue to expand the number of company-operated branded retail and outlet stores. Although we operated 15 branded retail stores as of December 31, 2007, we are primarily a wholesaler and an increase in the number of branded company-operated stores will require us to further develop our retailing skills and capabilities. We will be required to enter into additional leases, increase our rental expenses and make capital expenditures for these stores. These commitments may be costly to terminate, and these investments may be difficult to recapture if we decide to close a store or change our strategy. We must also offer a broad product assortment, appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies and integrate our stores into our overall business mix. Finally, we will need to hire and train additional qualified employees and incur additional costs to operate these stores, which will increase our operating expenses.

We must successfully maintain and/or upgrade our information technology systems.

        We rely on various information technology systems to manage our operations. This subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing this system, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in upgrading, transitioning to new systems or of integrating new systems into our current systems. Our systems implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

        We plan to replace our current design and wholesale management information system with a system that is intended to improve integration, efficiency and operations of our expanding business model. There is no guarantee we will be able to successfully implement this new system, which could have an adverse effect on our business and operations.

We rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.

        We source our products from independent manufacturers who purchase fabric and other raw materials. As a result, we must locate and secure production capacity. We depend on independent manufacturers to maintain adequate financial resources, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we do not have material long-term contracts with any of our independent manufacturers, and these manufacturers generally may unilaterally terminate their relationship with us at any time.

        Our dependence on contract manufacturing could subject us to difficulty in obtaining timely delivery of products of acceptable quality. A manufacturer's failure to ship products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our wholesale customers. In addition, any interference with our ability to receive shipments from those manufacturers, such as conditions at ports or issues that otherwise affect transportation and warehousing providers, could cause delayed delivery of product. Additionally, if we experience a significant increase in demand, or if we need to replace any of the manufacturers that we currently use, we may have to expand our third party manufacturing capacity. We cannot be assured that this capacity will be available to us, or that if available it will be available on terms that are acceptable to us. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales and margins.

Our success depends on the continued protection of our trademark and other proprietary intellectual property rights.

        Our trademark and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a worldwide basis. Our efforts to establish and protect our trademark and other proprietary intellectual property rights may not be adequate to prevent imitation or counterfeiting of our products by others or to prevent others from seeking to block sales of our products. Unauthorized copying of our products or unauthorized use of our trademarks or other proprietary rights may not only erode sales of our products but may also cause significant damage to our brand names and our ability to effectively represent ourselves to our customers. In addition, the laws and enforcement mechanisms of some foreign countries may not allow us to protect our proprietary rights to the same extent as we are able to in the United States and other countries.

Our business could suffer from the financial instability of our customers.

        In the United States, we sell our product to certain retail companies on open account with 30 to 60 day payment terms. In foreign markets, we generally obtain a letter of credit or wire transfer before shipment, but these arrangements are not always possible. Customer financial difficulties could result in losses for our company.

Our ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.

        Our ability to maintain the current level of operations in our existing international markets and our ability to grow in these markets or new international markets is subject to various risk, including the burdens of complying with foreign laws and regulations, unexpected changes in regulatory requirements, political instability, changes in diplomatic and trade relationships and general economic conditions in specific countries or markets. Additionally, we can not predict whether quotas, duties, tariffs, taxes or restrictions will be imposed by the United States or any other country upon the import or export of our products in the future, or what effect any of these actions would have on our business, financial condition or results of operations.

The loss of our Chief Executive Officer or other key management personnel would have an adverse impact on our future development and could impair our ability to succeed.

        Our performance is substantially dependent upon the expertise of our Chief Executive Officer, Jeffrey Lubell, and other key management personnel. Mr. Lubell spends all of his working time on our company's business. It may be difficult to find qualified individuals to replace Mr. Lubell or other key management personnel if we were to lose any one or more of them. The loss of Mr. Lubell or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

Corporate insiders or their affiliates may be able to exercise significant control matters requiring a vote of our stockholders and their interests may differ from the interests of our other stockholders.

        As of April 18, 2008, our officers, directors and their affiliates as a group beneficially owned approximately 28.6% of our outstanding common stock, of which Jeffrey Lubell, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 26.3% of our outstanding common stock. As a result, these stockholders may be able to exercise significant control over matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Certain transactions are effectively not possible without the approval of Mr. Lubell, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.

Our licensees may not comply with our product quality, manufacturing standards, marketing and other requirements.

        We license our trademarks to third parties for manufacturing, marketing and distribution of various products. While we enter into agreements with our licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, our licensees may not comply fully with those agreements. Non-compliance could include marketing products under our brand names that do not meet our quality and other requirements or engaging in manufacturing practices that do not meet our standards. These activities could harm our brand equity, our reputation and our business.

Our quarterly revenues and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in demand for premium denim and related apparel, and accessories delivery date delays, timing of new store openings, recognition of share-based compensation and potential fluctuations in our annualized tax rate, which may result in volatility of our stock price.

        Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. For example, sales of our products have historically been somewhat seasonal in nature with the strongest sales generally occurring in the second half of the year. Delays in scheduling or pickup of products by our wholesale customers could negatively impact our net sales and results of operations for any given quarter. The timing of new store openings and the amount of revenue contributed by new stores could also impact our net sales and results of operations for any given quarter. We have granted restricted stock awards with a portion that immediately vested or vested in the near future in the first quarter of 2006, 2007, and 2008 and the fourth quarter of 2006. The compensation expense for the awards that vest immediately caused an increase in our selling, general and administrative expenses and reduced our net income and earnings per share in our quarterly income statements. Also, our annualized tax rate is based on projections of our operating results for the year, which we review and revise as necessary at the end of each quarter. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly operating results. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in revenues or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease our corporate headquarters building, which is a 119,000 square foot industrial building located in Vernon, California, under a non-cancelable agreement. The lease agreement expires on June 30, 2011, and we have the right to renew the lease agreement for 5 years if we comply with the lease agreement terms. We conduct our design, administrative and distribution operations at this facility.

        We lease our retail store locations under non-cancelable operating lease agreements expiring on various dates through July 2019. These facilities are located in the United States. Many of the store lease agreements allow us to terminate the agreement, generally in the third or fourth year, if our sales do not meet a pre-determined level. As of December 31, 2007, we had 15 stores open. We expect to open at least 20 stores in 2008 and approximately 20 stores in 2009. Our retail square footage at the end of 2007 was approximately 25,000. Our retail stores range in size from 800 to 3,000 square feet.

Item 3.    Legal Proceedings.

        From time to time, in the ordinary course of business we are involved in various legal proceedings. We do not believe that these matters, either alone or in the aggregate, will have a material impact on our financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock trades under the symbol "TRLG" on the Nasdaq Global Market. The high and low sales prices for our common stock, as reported by the Nasdaq Global Market for the periods indicated are as follows.

	2007		2006
	High	Low	High	Low
First Quarter	$19.29	$14.96	$23.75	$15.70
Second Quarter	$21.62	$14.90	$19.63	$15.32
Third Quarter	$22.61	$15.38	$22.80	$16.67
Fourth Quarter	$21.88	$14.25	$23.54	$14.90

Holders

        As of April 18, 2008 there were 59 record holders of our Common Stock.

Dividends

        We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. There are no restrictions that limit our ability to pay dividends on our common shares.

Stock Price Performance

        The following graph compares, for each of the last five fiscal years, commencing on May 23, 2003 and ending December 31, 2007, the cumulative total return of True Religion Apparel, Inc. common stock, Standard & Poor's 500 Index and Standard & Poor's Retail Index. The Retail Index is comprised of 32 retail companies, representing a sector of the Standard & Poor's 500 Index. The cumulative total return of True Religion Apparel, Inc. common stock assumes $100 invested on May 23, 2003 in our common stock and in each of the foregoing indices. The stock price performance graph is not necessarily indicative of future stock price performance. The return on $100 invested in the S&P 500 and the S&P 1500 Apparel Retail over the 5 year period from April 2003 to December 2007 was $174 and $164, respectively.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among True Religion Apparel, Inc., The S&P 500 Index
And The S&P 1500 Apparel Retail

      *
      $100 invested on 5/27/03 in stock or 4/30/03 in index-including reinvestment or dividends.
      Fiscal year ending December 31

      Copyright ©2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
       www.researchdatagroup.com/S&P.htm

Transactions in Our Equity Securities

        For the period covered by this report, we have not engaged in any transactions involving the sale of our unregistered equity securities that were not disclosed in a Quarterly Report on Form 10-A or a current report on Form 8-K, and neither we, nor our affiliated purchasers have purchased any of our equity securities. We have not engaged in any sales of registered securities for which the use of proceeds is required to be disclosed.

Item 6.    Selected Financial Data.

        The following selected financial data are derived from the audited Consolidated Financial Statements and should be read in conjunction with Item 1A "Risk Factors," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the related notes included in Item 8 of this Annual Report on Form 10-K.

        The consolidated balance sheets as of December 31, 2006 and 2005 and the consolidated statements of operations for the fiscal years ended December 31, 2006, 2005 and 2004 have been restated as set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2006. Historical results are not necessarily indicative of the results to be expected in the future. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in our Amended Annual Report on Form 10-K/A for fiscal year ended December 31, 2006, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of operations data ($000's):
Net sales	$173,256	$140,489	$103,219	$27,667	$2,355
Earnings (loss) from operations	47,142	34,977	31,470	6,299	(11)
Income taxes	21,100	14,035	13,126	2,464	—
Net income (loss)	27,845	21,746	18,440	3,835	(11)
Earnings (loss) per share:
Basic	$1.21	$0.97	$0.85	$0.19	$—
Diluted	$1.16	$0.92	$0.81	$0.19	$—
Weighted number of shares outstanding—basic	22,964,246	22,495,708	21,676,858	19,999,175	16,698,219
Weighted number of shares outstanding—diluted	23,948,549	23,608,343	22,657,226	20,494,156	16,698,219

	As of December 31,
	2007	2006	2005	2004	2003
Balance sheet data ($000's):
Working capital	$72,846	$58,845	$30,337	$7,106	$814
Total assets	$113,258	$79,751	$44,163	$13,449	$1,472
Stockholders' equity	$95,247	$64,147	$31,574	$7,604	$882

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

        We design, market, distribute and sell premium denim apparel, centered on our core denim products using the brand name "True Religion Brand Jeans." Our products include pants, tops, and jackets, made from denim, fleece, corduroy and other fabrics. We are known for our unique fit and styling details. Through multiple wholesale and retail channels, our expanding product line reaches fashion-conscious consumers on six continents, including North and South America, Asia, Europe, Australia and Africa.

Strategic Initiatives

        We believe that our core strengths have enabled us to be well positioned to expand our business and enhance shareholder value through execution of our strategy and focusing on key strategic initiatives which include:

  •
  Expansion of Product Lines—By continually developing innovative new products, we are able to continue the sales growth momentum that we have created to date. New denim offerings such as the heritage, rockstar and disco groups have been received well by consumers. Likewise, our product line offerings now feature an expanded sportswear collection including shirts, hoodies and knit tops. We added two licensed product categories in 2007 (footwear and headwear), and we will have three more categories in 2008 (handbags, swimwear and fragrances). By expanding our product range, we are able to offer a complete collection to our customers and be more balanced as fashion trends develop.

  •
  Growth of Consumer Direct Segment—Since launching our e-commerce portal and opening our first branded retail store in 2005, the consumer direct segment has expanded swiftly and is expected to continue to grow in 2008. We opened three stores in 2006, 11 in 2007, and plan to add at least 20 stores in 2008. With at least 35 branded stores by the end of 2008, we expect that the higher margin consumer direct segment will continue to drive net sales growth and profitability.

  •
  Increase International Presence—We are confident that we are well positioned to further establish True Religion as a global premium apparel and accessories brand through our initiatives domestically and internationally. Since 2003, our merchandise has been sold in international markets through independent distributors and select retailers. In 2008, we expect to establish a company-owned business in Japan. This operation will be our first foreign investment. We believe that company-owned branded retail stores in key international markets will provide growth in future years as we showcase our complete product collection, which will increase sales across wholesale and consumer direct channels.

  •
  Strengthen U.S. Wholesale Sales—As we expand our product line, we seek to increase our domestic sales per door. Also, we expect to selectively expand our women's and men's wholesale doors. Plus, we are expanding our girls and boys product lines and introducing a toddler line, which provides an opportunity for door growth in the U.S.

2007 Highlights

        The sales growth we experienced in 2007 reflects the strength of our expanded product assortment and the continued growth in our consumer direct business. The key highlights of 2007 were:

  •
  Net sales increased 23.3% to $173.3 million.

  •
  Operating income increased 34.8% to $47.1 million.

  •
  Net income increased 28.0% to $27.8 million.

  •
  Earnings per diluted share increased 26.1% to $1.16 per diluted share.

  •
  Consumer Direct sales increased 430.8% to $29.3 million.

  •
  U. S. Wholesale sales increased 14.6% to $111.4 million

2007 Compared to 2006

        The following table summarizes results of operations for 2007 compared to 2006 (dollar amounts in thousands, except per share data):

	Year Ended December 31,
	2007		2006
	Amount	%	Amount	%	Increase	%
Net sales	$173,256	100.0%	$140,489	100.0%	$32,767	23.3%
Gross profit	98,827	57.0%	75,013	53.4%	23,814	31.7%
Selling, general and administrative expenses	51,685	29.8%	40,036	28.5%	11,649	29.1%
Operating income	47,142	27.2%	34,977	24.9%	12,165	34.8%
Interest income, net	1,803	1.0%	530	0.4%	1,273	240.2%
Provision for income taxes	21,100	12.2%	14,035	10.0%	7,065	50.3%
Net Income	$27,845	16.1%	$21,746	15.5%	$6,099	28.0%
Net income per share—Basic	$1.21		$0.97		$0.24	24.7%
Net income per share—Diluted	$1.16		$0.92		$0.24	26.1%

Net Sales

        U.S. Wholesale—Net sales increased 14.6% to $111.4 million, driven by the increase of our men's product lines and the introduction of new denim and sportswear in the second half of 2007. Sales to boutique accounts increased as a percent of total sales to 47.9% in 2007 from 46.1% of US wholesale sales in 2006.

        International Wholesale—Net sales decreased 15.8% to $31.7 million reflecting the planned restructuring of the key international markets in Japan and United Kingdom. Excluding these two countries, international net sales increased 11.5%. In Japan, we reduced the credit we provided to our distributor and we continued to reposition the brand for long-term success. Our sales into the United Kingdom were very low in the first half of 2007 as we transitioned to a new distributor.

        Consumer Direct—Net sales increased by 430.8% to $29.3 million in 2007. The increase was driven by new store openings. We opened our first store in December of 2005, three stores in 2006 and 11 stores in 2007, bringing our total to 15 stores.

Operating Income

        Operating income increased 34.8% to $47.1 million in 2007 as compared to $35.0 million in 2006, driven by increases in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses. Operating margin, representing operating income as a percentage of net sales, rose to 27.2% in 2007 from 24.9% in 2006. This 230 basis point improvement is attributable to increased net sales, as discussed above and the stronger margins generated in our Consumer Direct segment as compared to our wholesale business.

        Gross profit increased 31.7% to $98.8 million in 2007 compared to $75.0 million in 2006. Gross margin, representing gross profit as a percentage of net sales, increased to 57.0% in 2007 from 53.4% in 2006. Gross margin was positively impacted by channel mix shift, reflecting increased penetration of higher margin Consumer Direct sales. Wholesale gross profit increased 6.2% to $75.5 million in 2007 on an increase in net sales of 6.1%. Consumer Direct gross profit increased to $22.5 million from $3.9 million in 2006.

        The following table presents the components of selling, general & administrative expenses (dollar amounts in thousands):

	Year Ended December 31,
	2007	2006	Change	%
Wholesale	$18,278	$15,796	$2,482
Consumer direct	10,505	2,288	8,217
General & administrative	22,902	21,952	950

Total SG&A Expenses	$51,685	$40,036	$11,649	29.1%

        During 2007, SG&A expenses increased 29.1% to $51.7 million, compared to $40.0 million in 2006, driven primarily by the increase in the number of retail stores. The expansion of the design department, our move in 2007 to a larger distribution center, and the build-up of administrative functions to support the Company's growth plans also contributed to this increase.

        The increase in wholesale expense is a result of increased sales, the expansion of the design department, and the relocation to a larger new distribution center. The increase in Consumer direct expenses was driven by the opening of 11 new branded retail stores. The remaining increase in general and administrative expenses was primarily due to the continued build-up of administrative functions to support the Company's growth. During 2007, we incurred severance and recruiting costs of $2.4 million as we replaced two executives in the first quarter of 2007. In 2006, we incurred litigation settlement expenses of $2.1 million and investment banking fees of $0.9 million.

Interest Income, net

        Net interest income was $1.8 million in 2007 compared to $0.5 million in 2006. This increase was primarily due to the growth in our cash and marketable securities in 2007 as compared to 2006.

Provision for Income Taxes

        The effective tax rate was 43.1% for 2007 compared to 39.3% in 2006. This increase is primarily attributable to credits and other benefits received in 2006 that were no longer available in 2007.

Net Income and Earnings Per Diluted Share

        Net income was $27.8 million in 2007 compared to $21.7 million in 2006. This 28.0% increase is attributable to increased net sales as well as significant operating income improvement, as discussed above. Earnings per diluted share increased 26.1% from $0.92 in 2006 to $1.16 in 2007.

2006 Compared to 2005

        The following table summarizes results of operations for 2006 compared to 2005 (dollar amounts in thousands, except per share data):

	Year Ended December 31,
	2006		2005
	Amount	%	Amount	%	Increase	%
Net sales	$140,489	100.0%	$103,219	100.0%	$37,270	36.1%
Gross profit	75,013	53.4%	53,327	51.7%	21,686	40.7%
Selling, general and administrative expenses	40,036	28.5%	21,857	21.2%	18,179	83.2%
Operating income	34,977	24.9%	31,470	30.5%	3,507	11.1%
Interest income, net	530	0.4%	30	0.0%	500	1666.7%
Provision for income taxes	14,035	10.0%	13,126	12.7%	909	6.9%
Net Income	$21,746	15.5%	$18,440	17.9%	3,306	17.9%
Net income per share—Basic	$0.97		$0.85		$0.12	14.1%
Net income per share—Diluted	$0.92		$0.81		$0.11	13.6%

Net Sales

        U.S. Wholesale—Net sales increased 71.6% to $97.2 million from $56.6 million, driven by the increase of sales to department stores. Sales of women's merchandise increased 48.1% to $65.6 million, sales of men's merchandise increased 123.5% to $26.5 million and sales of kid's merchandise increased 199.2% to $5.1 million.

        International Wholesale—Net sales decreased 17.8% to $37.7 million from $45.9 million as we began to reposition our brand in Japan during the second half of 2006. Excluding Japan, International Wholesale grew 38.8% or $6.3 million in 2006.

        Consumer Direct—Net sales increased by 657.4% to $5.5 million in 2006 from $0.7 million. The growth was driven by new store openings and growth in our e-commerce business. We opened our first store in December of 2005 and during 2006, we opened an additional three stores.

Operating Income

        Operating income increased 11.1% to $35.0 million in 2006 as compared to $31.5 million in 2005, driven by increases in net sales and gross profit, offset by an increase in selling, general and administrative expenses. Operating margin, representing operating income as a percentage of net sales, declined to 24.9% in 2006 from 30.5% in 2006. This reduction is attributable to the build-up of general and administrative functions to support our growth plans and the increase in stock-based compensation as the Company shifted from stock option grants to restricted stock awards.

        Gross profit increased 40.7% to $75.0 million in 2006 compared to $53.3 million in 2005. Gross margin, representing gross profit as a percentage of net sales, increased 170 basis points to 53.4% in 2006 from 51.7% in 2005. Gross margin was positively impacted by increased sales and strong margins in our Consumer Direct segment. Wholesale gross profit increased 34.6% to $71.1 million on an increase in sales of 31.6% and Consumer Direct gross profit increased to $3.9 million in 2006.

        The following table presents the components of selling, general & administrative expenses ("SG&A") (dollar amounts in thousands):

	Year Ended December 31,
	2006	2005	Change	%
Wholesale	$15,796	$9,990	$5,806
Consumer direct	2,288	305	1,983
General & administrative	21,952	11,562	10,390

Total SG&A Expenses	$40,036	$21,857	$18,179	83.2%

        During 2006, SG&A expenses increased 83.2% to $40.0 million, compared to $21.9 million in 2005, driven primarily by the build up of administrative functions to support the Company's growth plans, additional costs associated with distribution of merchandise at the higher sales levels and the increase in the number of retail stores operating during the year.

        The increase in wholesale expense is the result of increased sales and the need for personnel supporting shipments. The increase in Consumer Direct expenses was driven by the opening of three new branded retail stores. The increase in general and administrative expenses was due to the build up of administrative functions to support the Company's growth plan. During 2006, litigation settlement expenses of $2.1 million and investment bank fees of $0.9 million were included in G&A expenses. In 2005, litigation settlement expenses of $2.1 million were included in G&A expenses. SG&A expense, as a percentage of net sales, increased to 28.5% during 2006, compared to 21.2% during 2005.

Interest Income, net

        The increase in interest income was the result of investment activities that produced additional income during 2006 compared to 2005. This increase was primarily due to the growth in our cash in 2006 as compared to 2005.

Provision for Income Taxes

        The effective tax rate was 39.3% for 2006 compared to 41.7% in 2005. This decrease was primarily attributable to credits and other benefits received in 2006 that were not available in 2005.

Net Income and Earnings Per Diluted Share

        Net income was $21.7 million in 2006 compared to $18.4 million in 2005. This 17.9% increase is attributable to increased net sales and gross profit, offset by increased SG&A expenses, as discussed above. Earnings per diluted share increased 13.6% from $0.81 in 2005 to $0.92 in 2006.

Financial Condition

        Net cash provided by operating activities was $9.8 million in 2007 compared to $32.1 million in 2006. The $22.3 million decrease was primarily due to increased receivables of $11.6 million (both trade accounts and due from factor) and increased inventory of $11.5 million. The increased wholesale sales in the fourth quarter of 2007 drove the receivable growth, and the growth in our order backlog and the expansion of our consumer direct segment drove our inventory increase.

        Net cash used in investing activities was $24.4 million in 2007 compared to $1.5 million in 2006. The change of $22.9 million resulted from the net purchases of marketable securities of $15.4 million as compared to the net sales of marketable securities of $3.0 million in 2006. Also, capital expenditures increased $4.3 million, primarily from the build-out of 11 branded retail stores in 2007 and the completion of our distribution and headquarter facility.

        Net cash used in financing activities was $1.6 million in 2007 compared to net cash provided of $1.9 million in 2006. In 2007, the Company paid $3.1 million when employees elected to have the Company withhold common stock to satisfy their minimum statutory income tax withholdings on restricted shares that vested and options that were exercised during the year.

Liquidity and Capital Resources

        Management believes that cash flow from continuing operations and on-hand cash will provide adequate funds for the foreseeable working capital needs and planned capital expenditures. Over the long term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We believe our cash, cash equivalents, short-term investments and future operating cash flows, as well as any potential future borrowing facilities, will be sufficient to fund scheduled future payments and potential long-term initiatives. While the Company has investments in auction rate securities which recently experienced an illiquid market, we do not believe that any illiquidity in our long-term investments will impact our future cash needs. See Item 7A Quantitative and Qualitative Disclosures about Market Risk.

        Capital expenditures for 2008 are expected to approximate $15.0 million.

Factoring Agreement

        In December 2007, Guru Denim Inc., our wholly-owned subsidiary, entered into a collection factoring agreement with Merchant Factors Corp. The collection factoring agreement with Merchant Factors Corp. has an initial term of seven months, ending in June 2008. Guru Denim sells to Merchant Factors its domestic wholesale receivables that Merchant Factors chooses to approve for credit. Merchant Factors has the right to reassign or resell the receivables to other business entities. Guru Denim pays a commission fee to Merchant Factors, which assumes the credit risk for all receivables that it purchases from Guru Denim.

        Guru Denim has granted to Merchant Factors Corp, a security interest in all current and future receivables in order to secure payment to the factor of any amounts due from Guru Denim to them. Under the agreement, the Company can draw cash advances from the factor based on a pre-determined percentage of eligible outstanding accounts receivable. As of December 31, 2007 no amounts were advanced.

Tabular Disclosure of Contractual Obligations

        The following table sets forth, as of December 31, 2007, our scheduled contractual cash obligations due for each of the periods indicated below (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt obligations	$—	—	—	—	—
Operating lease obligations	$67,440	5,445	14,033	13,603	34,359
Purchase obligations	$13,837	13,837	—	—	—

Total	$81,277	$19,282	$14,033	$13,603	$34,359

Seasonality of Business

        Due to the holiday shopping season in December, our U.S. Wholesale segment sales historically have been higher in the second half of the year and our Consumer Direct segment sales historically have been higher in the fourth quarter.

Critical Accounting Policies

        The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the ate of the financial statements, and revenues and expenses during the period. Our management bases its estimates on historical experience, and on other factors and assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates. The following discussion highlights the policies management feels are critical. For a summary of all our critical accounting policies, including those discussed below see Note 3—Summary of Significant Accounting Policies to our consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

Sales Recognition

        Sales are recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectibility can be reasonably assured.

        Sales within our U.S. and International Wholesale segments are recognized at the time title passes and risk of loss is transferred to customers. Sales are recorded net of estimates of returns, discounts, operational chargebacks and markdowns. Returns and allowances require pre-approval from management and discounts are based on trade terms. We review and refine these estimates on a quarterly basis. Our historical estimates of these costs have not differed materially from actual results.

        Retail store sales are recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.truereligionbrandjeans.com are recognized upon estimated delivery and receipt of the shipment by its customers. Sales also are reduced by an estimate of returns.

        Revenue from licensing arrangement is recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from our licensees.

Sales Returns and Allowances

        A significant area of judgment affecting reported revenue and net income is estimating the portion of revenues that are not realizable. In particular, wholesale revenue is reduced by estimates of returns, discounts, operational charge-backs and markdowns. Retail revenue, including e-commerce sales, also is reduced by estimates of returns.

        In determining estimates of returns, discounts, and operational charge-backs, our management analyzes historical trends, seasonal results, and current economic and market conditions. We review and refine these estimates on a quarterly basis. Our historical estimates of these costs have not differed materially from actual results.

Uncollectible Accounts

        Our U.S. Wholesale segment sells to Merchant Factors the accounts receivable that Merchant Factors has approved for credit. Merchant Factors assumes the credit risk for these receivables. We sold receivables of $82.6 million to Merchant Factors in 2007. At times, our customers place orders that exceed the credit that they have available from the factor. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. In the event we elect to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above the credit limit established with the factor. As of December 31, 2007, the amount of Due from

Factor for which we bear the credit risk is $0.6 million. Also, we extend credit to wholesale customers that satisfy our defined credit criteria.

        Management evaluates our accounts receivables to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are made, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible. Although our management believes that our major customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows and/or financial condition.

Inventories

        Wholesale and consumer direct inventories are stated at the lower of cost or market value. Cost is determined using the average cost method.

        Slow-moving merchandise can typically be sold at prices exceeding our cost in our outlet retail stores or to wholesale customers who specialize in off-price merchandise. We have not recorded inventory write-downs in the past.

        Our denim manufacturing process includes two phases: i) cut and sew; and ii) washing and finishing. At times we will instruct our contract manufacturers to send goods to us that have been completed through the cut and sew phase only. By delaying the second phase of the manufacturing process, we can use updated market information about which washes and finishes are most popular before it sends these unwashed goods to the laundries and finishing houses to complete the manufacturing process. The denim products that we hold between the cut and sew phase and the wash and finish phase are considered work-in-progress.

Stock-Based Compensation

Stock Options

        Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), which requires us to measure the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The costs are recognized over the period during which an employee or director is required to provide services in exchange for the award.

        Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), to measure compensation costs for its stock-based compensation programs. Under APB 25, we recorded no compensation expense for stock options granted to employees and directors if the options' strike price was equal to the closing market price of our common stock on the grant date. If the option price was below the closing market price of our common stock on the grant date, we recognized compensation expense over the stock option's vesting period. Also, the vesting terms for some stock options granted in 2004 were later accelerated which resulted in compensation expense in some cases. For stock options granted to employees and directors where the options' strike price was below the closing market price of our common stock on the grant date, compensation expense was recognized for the difference between the strike price and the closing market price our common stock on the grant date. Through 2005, we presented the effect on net earnings and earnings per share of the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") in the Notes to the Consolidated Financial Statements.

        We adopted SFAS No. 123(R) using the modified prospective method. Under this accounting method, 2006 stock-based compensation expense considered the unvested portion of all stock options outstanding, calculated using the provisions of SFAS No. 123. As provided for under the modified prospective method, we did not restate our results for the periods prior to 2006.

Restricted Stock Compensation

        We recognize restricted stock compensation expense using the straight-line method over the requisite service period of the entire award. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. If a portion of the restricted stock vests immediately or in another period such that the cumulative expected vested amount exceeds the cumulative straight line expense amount, we record compensation expense equal to at least the cumulative compensation expense of the expected vested amount of the restricted stock.

Leases

        We lease all of our branded retail stores and our corporate headquarters. We recognize lease expense on a straight-line basis over the minimum lease term. For leases that contain rent holiday periods and scheduled rent increases, we record a liability for the difference between the lease expense and the amount payable under the leases.

        In some lease agreements we receive incentives to set up our stores in certain developments. These incentives are recorded as a deferred rent and recognized as a reduction to rent expense on a straight-line basis over the lease term.

New Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 ("FSP 157-1") and FASB Staff Position No. FAS 157-2 ("FSP FAS 157-2"), affecting implementation of SFAS 157. FSP FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases ("SFAS 13"), and other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. For all other items, SFAS 157 was effective for the Company as of January 1, 2008. We have adopted SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 as of January 1, 2008. The adoption will not have a material affect on our consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the Company as of January 1, 2008. We do not expect to change the measurement of our assets and liabilities as a result of SFAS 159: therefore, SFAS 159 will have no effect on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business combinations ("SFAS 141(R)"). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items including expensing acquisition—related costs as incurred, valuing non-controlling interest (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. Generally, the effect of SFAS 141(R) will depend on future acquisitions, if any.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Exchange Rate Risk

        We received United States dollars ("USD") for all product sales and licensing revenue during the year ended December 31, 2007. Inventory purchases from contract manufacturers are denominated in USD.

Marketable Securities

        Our investments in marketable securities may consist of United States Government and Government Agency Bonds, auction rate securities and commercial paper. Auction rate securities are variable rate bonds whose interest rate is periodically reset, typically every 7, 28, or 35 days. The underlying securities have contractual maturities from 2025 through 2042. The auction rate securities are classified as "available-for-sale" in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are recorded at fair value. Any unrealized gains or temporary unrealized losses, if any, are reported as a component of accumulated other comprehensive income in the consolidated balance sheets. The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. At December 31, 2007 and 2006, the Company does not believe any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence as of these dates. We have the ability to hold such securities long-term.

        As of December 31, 2007, we held $15.5 million of auction rate securities. A total of $15.4 million of these securities are collateralized by higher education funded student loans, $15.4 million par amount of which are supported by federal government as part of the Federal Family Education Loan Program (FFELP). The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists. We had not experienced a failed auction for any of our securities as of December 31, 2007. However, we had eight issues fail at auction in February, March, and April 2008 with a total par value of $10.2 million. Given the deteriorating credit markets and the increased incidence of failure within the auction market, there can be no assurances as to when we will be able to liquidate a particular issue. In such case of a failure we would not be able to access those funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process. Furthermore, if this situation were to persist despite our ability to hold such investments for the long-term, we may be required to record an impairment charge at a future date.

        We will continue to monitor and evaluate these investments as there is no assurance as to when, or if, the market for this investment class will return to orderly operations. As such, we anticipate that the anticipated recovery period for these investments may be longer than twelve months and as a result we have reclassified $10.2 million of these investments from short-term to long-term marketable securities at December 31, 2007. All short-term marketable securities at December 31, 2007 were sold and converted to cash equivalents subsequent to December 31, 2007.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this Item is incorporated herein by reference to the Consolidated Financial Statements and Supplementary Data listed in Item 15 of Part IV of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

        As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report that our disclosure controls and procedures were not effective due to material weaknesses in internal controls as discussed in the Report of Management on Internal Control over Financial Reporting referred to below.

Internal Controls Over Financial Reporting

        The following information required under this item is filed as part of this Annual Report:

Page
Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3

        Notwithstanding the material weaknesses described in the Report of Management on Internal Control Over Financial Reporting, our management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Remediation Measures

        We have taken actions that are intended to remediate our material weaknesses in internal control over financial reporting, including the following:

  (1)
  Hired finance and accounting department management that is more experienced in selecting the correct accounting policies for, and establishing policies, procedures and controls to record and report, the Company's business transactions;

  (2)
  Implemented formal procedures and controls to record and report all material business transactions timely (this effort is on-going);

  (3)
  Hired additional accounting department personnel;

  (4)
  Engaged new income tax and internal-control-over-financial-reporting advisors.

Changes in Internal Control Over Financial Reporting

        In the fourth quarter of 2007, we continued to hire more experienced finance and accounting management, including a new Controller and a financial reporting manager. We also engaged an international consulting firm to advise the Company on internal control over financial reporting matters; this firm assisted management with our 2007 Sarbanes Oxley ("SOX") 404 self-assessment.

Item 9B.    Other Information.

        None.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

        The following persons serve as our directors:

Directors	Age	Present Position
Jeffrey Lubell	52	Chairman of the Board
Joseph Coulombe	77	Director
G. Louis Graziadio, III	58	Director
Robert L. Harris, II	49	Director
Mark S. Maron	52	Director

        The following persons serve as our executive officers:

Executive Officers	Age	Present Position
Jeffrey Lubell	52	Chief Executive Officer
Michael F. Buckley	44	President
Peter F. Collins	43	Chief Financial Officer
Kelly Gvildys	45	Senior Vice President, Operations

        Our executive officers are appointed by and serve at the discretion of the Board. There are no family relationships between any director and any executive officer.

        Biographical summaries and ages as of the date hereof of our directors and executive officers are provided below:

        Jeffrey Lubell, age 52, has served as our Chairman of the Board of Directors and our Chief Executive Officer since June 2003. From 2001 to May 2002, Mr. Lubell was the President and Creative Director (Men's) of Hippie Jeans based in Commerce, California, where Mr. Lubell was responsible for creative design concepts and establishing and managing the company's presence at national and regional trade shows. From 1998 to 2001, Mr. Lubell was the Vice President and Creative Director of Jefri Jeans & Bella Dahl based in Los Angeles, California. From 1978 to 1998, Mr. Lubell was the President and CEO of Jeffrey Lubell Textiles, based in Los Angeles, California, a textile design and distribution firm that Mr. Lubell founded.

        Joseph Coulombe, age 77, has been a Director since May 2005. Mr. Coulombe has been engaged in independent management consulting since April 1995. Previously, he was employed in an executive capacity by several retailing and grocery businesses, and as an independent business consultant. From February 1995 to April 1995, Mr. Coulombe served as President and Chief Executive Officer of Sport Chalet, Inc., a sporting goods retailer. From February 1994 to January 1995, Mr. Coulombe served as Chief Executive Officer of Provigo Corp., a wholesale and retail grocer. Mr. Coulombe is the founder of Trader Joe's, a specialty food grocery chain, and served as its Chief Executive Officer from 1957 to 1989. Mr. Coulombe also serves as a member of the Board of Directors of Cost Plus, Inc., a specialty retailer of casual home furnishings and entertaining products.

        G. Louis Graziadio, III, age 58, has been a Director since May 2005. Mr. Graziadio is President and Chief Executive Officer of Second Southern Corp., the managing partner of Ginarra Partners, L.L.C., a closely-held California company involved in a wide range of investments and business ventures. He is also Chairman of the Board and Chief Executive Officer of Boss Holdings, Inc., a distributor of work and hunting gloves, rainwear, rain boots, industrial apparel, pet products and specialty merchandise. Mr. Graziadio is a director of Acacia Research Corporation and Rosetta Resources Inc. Acacia Research Corporation is the holding company of two businesses, Acacia Technologies, which develops and licenses intellectual property to the electronics and media industries, and CombiMatrix Corporation, which develops and licenses technology for the life sciences industry. Rosetta Resources, Inc. is engaged in the acquisition, exploration and development of oil and gas properties. From 1984 through 2000, Mr. Graziadio served as a director of Imperial Bancorp, parent company of Imperial Bank, a Los Angeles-based commercial bank acquired by Comerica Bank in January 2001.

        Robert L. Harris, II, age 49, has been a Director since May 2005. Mr. Harris has served as President of Acacia Research Corporation since July 2000 and as a director since April 2000. Acacia Research Corporation is the holding company of Acacia Technologies, which develops and licenses intellectual property to the electronics and media industries. Mr. Harris was previously the President and Director of Entertainment Properties Trust from 1997 to July 2000.

        Mark S. Maron, age 52, has been a Director since May 2005. Since September 2005, Mr. Maron has been a principal with Birchmont Capital Advisors, LLC, a real estate private equity firm. Mr. Maron served as a Managing Director of investment banking in the Los Angeles office of Lehman Brothers, Inc. from 2000 to 2005. Previously, Mr. Maron was with Credit Suisse First Boston Corporation from 1983 to 2000 where he was responsible for managing the firm's western region investment banking effort and coverage of CSFB's financial institution clients in the western United States.

        Michel F. Buckley, age 44, became the President of our company on April 24, 2006. Prior to joining our company, from 2001 to 2005, Mr. Buckley was the President and Chief Executive Officer of Ben Sherman Group, Ltd's North America division until it was purchased by Oxford Industries. Ben Sherman is a UK-based apparel and footwear company involved in the wholesaling, retailing, licensing, manufacturing and importing of men's, women's and children's apparel, footwear and accessories. Prior to working at Ben Sherman, Mr. Buckley was a Vice President of Diesel Jeans U.S.A. from 1996 to 2001. In this role as Vice President, he oversaw all U.S.-based retail and financial operations of the Diesel Jeans.

        Peter F. Collins, age 43, became the Chief Financial Officer of our company on March 26, 2007. Mr. Collins served as divisional vice president, corporate controller and principal accounting officer for Nordstrom, Inc. from 2004 to March 2007. From 2002 to 2004, Mr. Collins served in various financial roles with Albertson's, Inc., most recently as group vice president and controller. Prior to that, from 1998 until 2002, Mr. Collins was a partner with Arthur Andersen, serving clients in the healthcare, retail, distribution and manufacturing industries. Mr. Collins is a certified public accountant and holds a bachelor's degree in accounting from Santa Clara University.

        Kelly Gvildys, age 45, became the Senior Vice President, Operations of our company on March 17, 2008. Ms. Gvildys served as the vice president of production for Lucky Brand and the Group Vice President of Manufacturing for Liz Claiborne's West Coast Brands from September 2003 to March 2008. Ms. Gvildys was the Director of Women's and Girls Manufacturing and Product Development for Levi Strauss & Co. from 2002 to 2003. Prior to that, from 1986 to 2001 she held various positions with The Gap in accounting, merchandising and production. Ms. Gvildys holds a bachelor's degree in accounting from Oregon State University.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Securities and Exchange Commission's regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, other than as described below, we believe that during the fiscal year ended December 31, 2007 our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act.

        Jeffrey Lubell filed a delinquent Form 4 on January 15, 2008, to report the disposition of shares of common stock to pay the withholding tax in connection with the vesting of restricted shares after exercise of stock options on June 11, 2007, January 2, 2008, January 4, 2008 and January 10, 2008.

        Michael F. Buckley filed a delinquent Form 4 on January 14, 2008, to report the disposition of shares of common stock to pay the withholding tax in connection with the vesting of restricted shares on January 2, 2007, April 24, 2007, and January 2, 2008.

Additional Governance Matters

        Audit Committee.    Our board of directors has established an Audit Committee, which consists of three directors: Messrs. Coulombe (Chairman), Graziadio and Harris. Our board of directors has determined that:

  •
  Mr. Coulombe qualifies as an "audit committee financial expert," as defined by the SEC; and

  •
  all members of the Audit Committee are (i) "independent" under NASDAQ independence standards, (ii) meet the criteria for independence as set forth in the Securities Exchange Act of 1934, or Exchange Act, (iii) has not participated in the preparation of our financial statements at any time during the past three years and (iv) is able to read and understand fundamental financial statements.

        Corporate Code of Conduct.    Our board of directors has established a Corporate Code of Conduct, which applies to all of our officers, directors and employees. Our Code of Conduct, as well as other of our key corporate governance documents, is available on our Internet website, www.truereligionbrandjeans.com, by clicking on "Investor Relations" on our home page and proceeding to "Corporate Governance". A copy of our code of conduct is available without charge by writing to Investor Relations, 2263 E. Vernon Avenue, Vernon, California 90058.

Item 11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

        We believe that compensation of our executive and other officers should be directly and materially linked to our operating performance. The fundamental objective of our compensation program is to attract, retain and motivate top quality executive and other officers through compensation and incentives that are competitive with the market and industry in which we compete for talent, and that align the interests of our executive and other officers with the interests of our stockholders.

        Overall, we have designed our compensation program to:

  •
  support our business strategy and business plan by clearly communicating what is expected of executive and other officers with respect to goals and results and by rewarding achievement;

  •
  recruit, motivate and retain executive talent; and

  •
  create a strong performance alignment with stockholders.

        We seek to achieve these objectives through a variety of compensation elements:

  •
  annual base salary;

  •
  an annual cash performance award, the payment of which is based on meeting pre-established performance goals;

  •
  long-term incentive compensation, delivered in the form of restricted stock awards that are awarded based on the factors described below and that are designed to align executive officers' interests with those of stockholders by rewarding outstanding performance and providing long-term incentives; and

  •
  other executive benefits and perquisites.

Governance

        The Compensation Committee oversees our executive compensation and benefit plans and practices, while establishing management compensation policies and procedures to be reflected in the compensation program offered to our executive officers.

        The Compensation Committee is compromised of three directors, Messrs. Maron (Chairman), Graziadio and Harris. each of whom served throughout 2007. The members of the Compensation Committee are appointed by out board of directors, and Mr. Maron serves as the chairman of the Committee. Each member of the Compensation Committee is independent as defined in the listing standards of the NASDAQ Global Market and meets the definition of "Outside Director" for purposes of Section 162(m) of the Internal Revenue Code.

        The Compensation Committee operates under the written charter approved by the entire Board of Directors, a copy of which is available at http://www.truereligionbrandjeans.com. When necessary, the Compensation Committee recommends amendments to its charter to the Board of Directors for approval.

        The Chief Financial Officer of the Company develops the meeting calendar for the year based on member availability and other relevant events within our corporate calendar. The Compensation Committee meeting agendas are generally developed by our Chief Financial Officer. The executive officers generally attend the Compensation Committee meetings; but recuse themselves during deliberations and voting on compensation awards for executive officers.

        The Compensation Committee has the authority to retain independent counsel, or other advisers as it deems necessary in connection with its responsibilities at our expense. In 2007 the Compensation Committee engaged Pearl Meyer Partners, LLC as its compensation consultant. The Compensation Committee may request that any of our directors, officers or employees, or other persons attend its meetings to provide advice, counsel or pertinent information as the Committee requests.

Role of Executive Officers in Compensation Decisions

        Our Chief Executive Officer, President and Chief Financial Officer are involved in the design and implementation of our executive compensation programs. They typically provide their input to the Committee during committee meetings but typically are not present during deliberations and voting. The Chief Executive Officer annually reviews the performance of each executive officer (other than the Chief Executive Officer whose performance is reviewed by the Compensation Committee) and presents his conclusions and recommendations regarding base salary and incentive award amounts to the Compensation Committee for its consideration and approval. The Compensation Committee can exercise its discretion in accepting, rejecting and/or modifying any such executive compensation recommendations; however, executive compensation matters are generally delegated to the Chief Executive Officer for development and execution.

Compensation Practices

        The Compensation Committee sets base salary and incentive compensation for our executives following a review of company-wide performance, individual performance, salary and incentive compensation practices among our Comparator Group (as discussed below) and other factors.

Individual performance targets are set based on the stated financial goals for the year. In addition, the Compensation Committee reviews the Chief Executive Officer's recommendations with regard to base salary and incentive compensation.

        Our executive officers' base salary is typically reviewed and adjusted effective on January 1 of each year. The Committee's approval generally occurs during the first quarter of the year, which occurred on February 8, 2007 for 2007 base compensation.

        Equity awards are typically reviewed and granted during the first quarter of each year. All equity awards are granted on the date the Compensation Committee approves the awards using the fair market value of the Company's common stock at the close of that business day.

        Cash incentive compensation for a fiscal year is awarded during the first quarter following the close of the applicable fiscal year once audited results for the year are available. Performance targets and incentive awards are then set for the current fiscal year. For 2007, the key performance indicators for the Company included achieving an adjusted EBIT target.

        In making decisions with respect to any element of executive compensation, the Compensation Committee considers the total compensation that may be awarded to an executive officer, including salary, annual cash performance award or bonus and long-term incentive compensation. Multiple factors are considered in determining the amount of total compensation (the sum of base salary, annual cash performance award or bonus and long-term compensation delivered through restricted stock awards) to award to executive officers each year. Among these factors are:

  •
  how proposed amounts of total compensation to our executives compare to amounts paid to similar executives by our Comparator Group both for the prior year and over a two-year period;

  •
  the longevity of the executive officer's tenure with the Company;

  •
  the financial performance of the Company and the long-term value achieved by our stockholders through stock appreciation; and

  •
  broad trends in executive compensation generally.

        In addition, in reviewing and approving employment agreements for executive officers, the Compensation Committee considers the other benefits to which the officer is entitled by the agreement, including compensation payable upon termination of the agreement under a variety of circumstances.

        The Compensation Committee applies essentially the same compensation policies to all of the executive officers, except that, in setting the compensation for the Chief Executive Officer, the Compensation Committee takes into account his role as Chief Creative Officer and as Chief Creative Officer. In particular, the Compensation Committee takes into account that Jeffrey Lubell is the head of the design team, and instrumental, in the design and development of the products that drive or revenues and income growth. The difference in the amount of base salary and annual cash performance award awarded to our Chief Executive Officer relative to the amount of base salary and annual cash performance award or bonus awarded to each other executive officer is generally attributable to differences in the Compensation Committee's assessment in relative contribution to the performance of the Company, benchmarking data for the positions held by them and general trends in executive compensation. The base salary and annual cash performance awards provided to the chief executive officer position are almost always higher than for the other executive officers at companies in our Comparator Group and other public companies generally. These differences are generally more pronounced in cases in which the CEO acts in both the role of CEO and Chief Creative Officer. The differences between the Chief Executive Officer's base salary and annual cash performance award and the other executive officers reflects: the larger scope of the Chief Executive Officer's responsibilities and authority; his role as Chief Creative Officer and the Chief Executive Officer's individual contributions to the success of the Company.

Components of 2007 Executive Compensation

        For the fiscal year ended December 31, 2007, the principal components of compensation for the executive officers were:

  •
  base salary;

  •
  annual cash bonus;

  •
  grants of restricted stock; and

  •
  perquisites and other personal benefits.

  Base Salary

        Base salaries for our executive officers are established based on individual qualifications and job responsibilities, while taking into account compensation levels at similarly situated companies for similar positions, referred to as benchmarking. We use benchmarking as a point of reference for measurement, and the Compensation Committee has discretion in determining how much weight to place on the benchmarking analysis.

        Benchmarking helps the Compensation Committee assess whether our level of executive pay is appropriate when compared to industry standards. In 2006, in connection with the negotiation of employment agreements with Messrs. Lubell and Buckley, our Compensation Committee engaged a compensation consultant, Towers Perrin, to serve as an independent advisor to the committee regarding compensation for our executive officers. Towers Perrin prepared for our Compensation Committee a competitive analysis of compensation for each of the executive officer utilizing comparable company compensation data and size and industry appropriate broad survey data and advice around short and long-term incentive programs.

        The base salaries for Mr. Lubell and Mr. Buckley were paid in accordance with these employment contracts in 2006 and were not adjusted for fiscal 2007. The base salary for Mr. Collins, our Chief Financial Officer, was set by negotiation when he joined the Company in March 2007. During the latter part of 2007, the Compensation Committee commenced discussions with Jeffrey Lubell regarding an amendment to his employment agreement. In this connection, our Compensation Committee engaged Pearl Meyer Partners to serve as an independent advisor to the committee. In this connection, Pearl Meyer established a Comparator Group of companies. Pearl Meyer first reviewed the performance of 57 Apparel/Retail Companies. Following the review, Pearl Meyer developed a Comparator Group of 14 Apparel/Retail companies using selection factors established by the Compensation Committee. These companies include Abercombie & Fitch Co., Bebe Stores, Inc., Buckle, Inc., Charlotte Russe Holdings, Inc., Chicos' FAS, Inc., Coach, Inc., K Swiss Inc., New York & Co., Inc., Pacific Sunwear of California, Inc., Phillips Van Heusen Corp., Polo Ralph Lauren, Steven Madden, Ltd., Talbots, Inc. and Tween Brands, Inc. The information gathered from this Comparator Group included base salary, cash incentive compensation and equity incentive compensation.

        Discussions regarding an amended employment agreement with Mr. Lubell are continuing and the Compensation Committee continues to engage Pear Meyer with respect to compensation matters, including, but not limited to, its determinations in 2008 regarding awards under the Company's incentive plans.

        In addition to benchmarking, the Compensation Committee reviews the executive's historical compensation, the executive officer's compensation in relation to other officers, individual performance of the executive officer and corporate performance. Salary levels are also considered upon a promotion or other change in job responsibility. Salary adjustment recommendations are based on our overall performance and an analysis of compensation levels necessary to maintain and attract quality personnel. A review of the compensation of the companies in our Comparator Group indicate that our Chief

Executive Officer and other Named Executive Officers rank in the upper half with regard to total compensation.

  Annual Cash Performance Awards

        We grant cash performance awards that are designed to create a direct link between performance and compensation for our Named Executive Officers. The Compensation Committee has the authority to grant performance awards in amounts determined in its sole discretion. Performance awards provide our executives with the right to an award based on the achievement of one or more levels of performance to be attained with respect to one or more performance criteria, which we refer to as "performance goals."

        Bonuses for 2007 were authorized to be awarded if the Company as follows:

Bonus Opportunity(1)
Named Executive Officer	$38 million Adjusted EBIT	$47.5 million Adjusted EBIT	$71.5 million Adjusted EBIT
Jeffrey Lubell	2% of Adusted EBIT	4% of Adjusted EBIT	4% of Adjusted EBIT
Michael F. Buckley	50% of Base Salary		200% of Base Salary
Peter F. Collins	37.5% of Base Salary		150% of Base Salary

(1)
No performance award will be paid if Adjusted EBIT is below $38 million. Performance awards are interpolated for Adjusted EBIT amounts between $38 million and $71.5 million.

        The annual cash performance awards awarded to our named Executive Officers for performance in fiscal year 2007 is reflected in the column titled "Non-Equity Incentive Plan Compensation" of the Summary Compensation Table on page 38 of this Form 10-K.

  Grants of Restricted Stock Awards

        The long-term incentive compensation component provides annual awards that are performance-based. The objective of the program is to align compensation for executive officers over a multi-year period directly with the interests of our stockholders by motivating and rewarding creation and preservation of long-term stockholder value. The level of long-term incentive compensation is determined by our Compensation Committee by assessing each executive officer's individual performance and contribution to our success. Equity ownership for all our executive officers, other officers, and senior managers is important for purposes of motivation, retention, and alignment with stockholders.

        We do not have, nor do we intend to have, a program, plan or practice to select the grant dates of restricted stock for executive officers in coordination with the release of material non-public information. It is our practice to use the actual grant date when granting restricted stock. The grant dates used are usually the dates when our Board of Directors or the Compensation Committee approved the grants or when our Board of Directors or the Compensation Committee set an effective grant date (usually within a short period after approval).

        At a meeting held in December 2006 and ratified at a meeting held on January 2, 2007, our Compensation Committee approved grants of a total of 230,000 shares of restricted stock to our chief executive officer and president under our 2005 Stock Incentive Plan. Such shares vest as follows: 1/3 on January 2, 2007, 1/3 on January 2, 2008, and 1/3 on January 2, 2009.

        In May 2007, our Compensation Committee allowed for the transfer of 59,583 unvested restricted stock awards from a consultant to the Company, who was also the Company's former vice president of Women's Design. These unvested restricted stock awards were granted to our chief executive officer. At the time of this transfer, these two individuals were restructuring their collective holdings of equity interests in the Company in connection with their marital dissolution agreement. These restricted shares vest as follows: 37,917 in January 2008 and 21,667 in January 2009.

        In January 2008, our Compensation Committee approved grants of a total of 373,333 shares of restricted stock to our chief executive officer, president, and chief financial officer under our 2005 Stock Incentive Plan. These grants were made effective on January 10, 2008. Twenty-five percent of these shares vested on January 10, 2008 and were granted in recognition of services rendered in 2007. The remaining restricted stock awards are performance-based and will vest only if the Company meets or exceeds pre-established levels of earnings before interest and taxes ("EBIT") If the Compensation Committee certifies that these targets are met, an additional 50% of the shares will vest on January 10, 2009, and 25% will vest on January 10, 2010.

  Perquisites

        In order to better enable us to attract and retain highly skilled executive officers and to round out a competitive compensation package for our Named Executive Officers, we provide our Named Executive Officers with perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation philosophy and objectives. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to our Named Executive Officers.

        Certain Named Executive Officers receive paid car allowances and fully-paid health insurance.

        The attributed costs and a more detailed description of the perquisites and other personal benefits that we provided each of our Named Executive Officer for fiscal year 2007 are included in column titled "All Other Compensation," and the accompanying footnotes, of the Summary Compensation Table on page 36 of this Form 10-K.

        During 2006, Mr. Buckley was provided relocation assistance, and during 2007, Mr. Collins was provided relocation assistance.

  Change in Control Provisions

        Our chief executive officer, president, and chief financial officer have change in control provisions in their employment agreements or employment offer letter. These provisions grant these officers certain compensation and accelerated vesting of equity awards in the event of a change in control. These provisions are based on market comparison and are an important element in the retention of these executive officers. A summary of these change in control payments is set forth under the heading "Potential Payments Upon Termination or Change in Control" on page 41 of this Form 10-K.

Tax and Accounting Implications

  Deductibility of Executive Compensation

        The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code, which provides that the Company may not deduct for federal income tax purposes annual compensation of more than $1 million paid to certain executive officers. Performance-based compensation paid pursuant to stockholder-approved plans is not subject to this deduction limit as long as such compensation is approved by "outside directors" within the meaning of Section 162(m). Our Company failed to meet the requirements of Section 162(m) in order to deduct compensation in excess of $1.0 million in 2007. Although the Compensation Committee generally intends to structure and administer executive compensation plans and arrangements in 2008 and following so that they will not be subject to the deduction limit of Code Section 162(m), the Compensation Committee may from time to time approve non-deductible payments in order to maintain flexibility in structuring appropriate compensation programs in the interests of the Company and our stockholders.

        On March 28, 2008, the Board of Directors adopted the Company's Executive Cash Incentive Bonus Plan. The Company designed its Executive Cash Incentive Bonus Plan so that the payments made under the Plan are eligible for deduction as performance-based compensation under Section 162(m) of the Code.

  Accounting for Stock-Based Compensation

        The Company accounts for stock-based payments, including stock options, in accordance with the requirements of SFAS No. 123R. "Share-Based Payment" (SFAS No. 123R). Under this accounting pronouncement, we must value all stock-based compensation granted to employees and directors under the fair value method and expense those amounts in the income statement over the award's vesting period.

Executive Officer Compensation

        The following table provides certain summary information concerning the compensation earned by our chief executive officer, chief financial officer, and other executive officers in fiscal 2007. We refer to theses officers as the Named Executive Officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (1)($)	Option Awards (1)($)	Non-Equity Incentive Plan Compensation ($)	Change In Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation (2)($)	Total ($)
Jeffrey Lubell Chief Executive Officer	2007 2006	500,000 500,000	— —	1,884,517 2,306,655	— 143,467	2,002,281 825,212	— —	31,070 28,234	4,417,868 3,803,568
Michael F. Buckley President	2007 2006	400,000 276,923	— —	1,186,123 935,702	— —	446,765 185,913	— —	21,470 50,232	2,054,358 1,448,770
Peter F. Collins Chief Financial Officer and Assistant Secretary	2007 2006	250,000 —	— —	203,585 —	— —	209,430 —	— —	126,126 —	789,141 —
Charles A. Lesser(3) Former Chief Financial Officer	2007 2006	101,625 250,000	— —	297,300 505,800	142,000 11,483	— 78,611	— —	476,630 19,896	1,017,555 865,790
Daryl Rosenberg(4) Former Chief Operating Officer	2007 2006	165,288 131,539	— 39,375	75,036 33,444	— —	— —	— —	13,500 18,000	253,824 222,358

(1)
Represents the proportionate amount of the total grant date fair value of stock and option awards recognized by us as an expense in 2006 and 2007 for financial accounting purposes, as applicable. The fair values of these stock awards and the amounts expensed in 2006 and 2007, as applicable, were determined in accordance with SFAS No. 123R. The awards for which expense is shown in this table include the awards described in the Grants of Plan-Based Awards table in this Form 10-K, as well as awards granted in previous years for which we recognized expense in 2006. In 2006 and 2007, we granted restricted stock, rather than stock options, to the Named Executive Officers. The assumptions used in determining the grant date fair values of awards are set forth in the notes to our consolidated financial statements, which are included in Part II Item 8 Financial Statements to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)
The following table details the components of this column:

Name	Year	Car Allowance ($)	Company Paid Health Insurance ($)	Relocation Costs ($)	Other ($)		Total ($)
Jeffrey Lubell	2007 2006	24,000 24,000	7,070 4,234	— —	— —		31,070 28,234
Michael F. Buckley	2007 2006	14,400 9,600	7,070 3,176	— 37,456	— —		21,470 50,232
Peter F. Collins	2007 2006	— —	— —	126,126 —	— —		126,126 —
Charles A. Lesser	2007 2006	3,900 15,600	— 4,234	— —	472,730 —	(5)	476,630 19,896
Daryl Rosenberg	2007 2006	— —	13,500 18,000	— —	— —		13,500 18,000
(3)
Effective March 26, 2007, Mr. Lesser no longer serves as our chief financial officer.

(4)
Effective September 28, 2007, Mr. Rosenberg no longer serves as our chief operating officer.

(5)
Mr. Lesser and the Company entered into a release and consulting agreement in March 2007 in connection with the end of Mr. Lesser's employment relationship with the Company. The Company paid Mr. Lesser $340,000 at the conclusion of the six month consulting period and $125,000 during the consulting period. Also, the Company reimbursed Mr. Lesser for continuing health insurance costs of $5,230 and for his legal fees related to this agreement of $2,500.

Grants of Plan-Based Awards

        The following table sets forth information regarding grants of plan-based awards to our Named Executive Officers during the fiscal years ended December 31, 2007:

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)
Name	Grant Date (1)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)
Jeffrey Lubell	5/16/2007 1/2/2007	— 760,000	— 1,900,000	— 2,860,000	59,583 —	(3)	934,261 —	(6)
Michael F. Buckley	1/2/2007	200,000	400,000	800,000	—		—
Peter F. Collins	3/26/2007	93,750	187,500	375,000	50,000	(4)	802,000	(7)
Daryl Rosenberg	1/2/2007	—	—	—	10,000	(5)	153,100	(8)

(1)
This column shows the date of grant for all equity awards granted in 2007.

(2)
Represents threshold, target and maximum payout levels based on our adjusted 2007 earnings before interest and taxes (EBIT), established by our compensation committee.

(3)
The shares of restricted stock vest 36% on January 2, 2008, 27% on January 4, 2008, and 37% on January 2, 2009.

(4)
The shares of restricted stock vest 1/3 on the first anniversary of the grant date, 1/3 on the second anniversary of the grant date, and in full on the third anniversary of the grant date.

(5)
The shares of resticted stock vest 1/3 on the grant date, 1/3 on the first anniversary of the grant date, and in full on the second anniversary of the grant date.

(6)
Reflects the grant date fair value of the restricted stock award. The fair value was $15.68 per share for restricted stock awarded on May 16, 2007.

(7)
Reflects the grant date fair value of the restricted stock award. The fair value was $16.04 per share for restricted stock awarded on March 26, 2007.

(8)
Reflects the grant date fair value of the restricted stock award. The fair value was $15.31 per share for restricted stock awarded on January 2, 2007.

Options Exercised and Stock Vested

        The following table sets forth information regarding the stock option awards that were exercised and restricted stock awards that vested by each of our Named Executive Officers during the fiscal year ended December 31, 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1)($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jeffrey Lubell	166,667	2,985,006	108,333	1,665,512
Michael F. Buckley	—	—	66,666	1,028,657
Peter F. Collins	—	—	—	—
Charles A. Lesser	105,000	1,550,175	30,000	462,900
Daryl Rosenberg	—	—	6,666	117,422

(1)
The dollar amount represents the difference between the aggregate market price of the shares of common stock underlying the options at exercise and the aggregate exercise price of the options.

Outstanding Equity Awards at Fiscal Year End

        The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each of our Named Executive Officers as of December 31, 2007.

							Stock Awards
	Option Awards
										Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Share or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jeffrey Lubell	633,333 200,000	—	—	$ $	0.77 5.10	7/22/2009 12/14/2009	178,751	3,816,334	—	—
Michael F. Buckley	—	—	—		—	—	133,334	2,846,681	—	—
Peter F. Collins	—	—	—		—	—	50,000	1,067,500	—	—
Charles A. Lesser	—	—	—		—	—	15,000	320,250	—	—
Daryl Rosenberg	—	—	—		—	—	—	—	—	—

(1)
The right to exercise the shares vested on the date of grant.

(2)
The right to exercise 1/3 of these shares will vest on each of April 6, 2007; April 6, 2008; and April 6, 2009, in each such case if the option holder is still employed by the Company on such date.

Pension Benefits

        We do not provide any pension benefits to any of our Named Executive Officers or employees.

Non-Qualified Deferred Compensation

        We do not provide any non-qualified deferred compensation to our Named Executive Officers or employees.

Employment Agreements

        We have entered into employment agreements with Jeffrey Lubell, our Chief Executive Officer; Michael F. Buckley, our President; and Peter F. Collins, our Chief Financial Officer.

Jeffrey Lubell

        Effective January 4, 2006, we entered into an employment agreement, or the CEO Agreement, with Jeffrey Lubell, pursuant to which Mr. Lubell will serve as our Chief Executive Officer. The initial term of the CEO Agreement is three years, subject to annual renewals thereafter. The CEO Agreement provides that Mr. Lubell's base salary will be $500,000 per year, subject to increase (but not decrease) in the sole discretion of our Compensation Committee. For 2008, the Compensation Committee has established Mr. Lubell's base salary at $775,000.

        Pursuant to the CEO Agreement, Mr. Lubell is eligible to earn an annual cash performance bonus for fiscal years 2007 and subsequent fiscal years based on achieving performance goals established by the Compensation Committee.

        The CEO Agreement provides that if we terminate Mr. Lubell's employment without Cause or if Mr. Lubell terminates his employment for Good Reason (each as defined in the CEO Agreement), then (1) Mr. Lubell will receive a severance amount of one and one-half times the sum of Mr. Lubell's base salary in effect on the date of termination plus the average annual bonus received by Mr. Lubell for the two complete fiscal years prior to the termination date, and (2) any options or other equity grants received by Mr. Lubell will vest an additional twelve months. In addition, if we terminate Mr. Lubell's employment without Cause or if Mr. Lubell terminates his employment for Good Reason during the one-year period following a Change in Control (as defined in the CEO Agreement), he would be entitled to receive severance equal to three times the sum of his base salary in effect on the date of termination plus the average annual bonus received by Mr. Lubell for the two complete fiscal years prior to the termination date, and all stock options, restricted stock and other equity awards would vest in full. Moreover, the CEO Agreement provides that if any payment made to Mr. Lubell is subject to the "golden parachute" excise tax imposed under the Internal Revenue Code, Mr. Lubell will be entitled to a tax gross-up payment from us to hold him harmless from the effect of such excise tax.

        Effective May 31, 2006, we entered into an Amendment to Employment Agreement, or the CEO Agreement Amendment, with Mr. Lubell, amending the CEO Agreement. Pursuant to the CEO Agreement Amendment, any payments made to Mr. Lubell in connection with a termination of his employment that are considered to be non-qualified deferred compensation for purposes of Section 409A of the Code and that otherwise would have been payable at any time during the six-month period immediately following such termination of employment will instead be paid in a lump sum as soon as practicable following the expiration of such six-month period. Additionally, any Annual Bonus (as defined in the CEO Agreement Amendment) earned by Mr. Lubell will be paid no later than March 15 of the fiscal year following the fiscal year for which the Annual Bonus is to be paid.

Michael F. Buckley

        Effective April 24, 2006, we entered into an employment agreement, or the President Agreement, with Michael F. Buckley, pursuant to which Mr. Buckley will serve as our President. The initial term of the President Agreement is three years, subject to annual renewals thereafter. The President Agreement provides that Mr. Buckley's base salary will be $400,000 per year, subject to increase (but not decrease) at the discretion of our Compensation Committee or full Board of Directors. For 2008, the Compensation Committee has established Mr. Buckley's base salary at $470,000.

        Pursuant to the President Agreement, Mr. Buckley is eligible to earn an annual performance bonus for fiscal years 2007 and subsequent fiscal years based on achieving performance targets established by the Compensation Committee.

        The President Agreement provides that if we terminate Mr. Buckley's employment without Cause or if Mr. Buckley terminates his employment for Good Reason (each as defined in the President Agreement), (1) Mr. Buckley will receive a severance amount of one and one-half times the sum of Mr. Buckley's base salary in effect on the date of termination and the average annual bonus received by Mr. Buckley for the two complete fiscal years prior to the termination date, and (2) any options or other equity grants received by Mr. Buckley will vest an additional twelve months. In addition, if we terminate Mr. Buckley's employment without Cause or if Mr. Buckley terminates his employment for Good Reason during the one year period following a Change in Control (as defined in the President Agreement), he would be entitled to receive severance equal to three times the sum of his base salary in effect on the date of termination and the average annual bonus received by Mr. Buckley for the two complete fiscal years prior to the termination date, and all stock options, restricted stock and other equity awards would vest in full. The President Agreement also provides that if any payment made to Mr. Buckley is subject to the "golden parachute" excise tax imposed under the Internal Revenue Code, Mr. Buckley will be entitled to a tax gross-up payment from us to hold him harmless from the effect of such excise tax.

Peter F. Collins

        On March 7, 2007, we entered into an employment letter, or the CFO Employment Letter, with Peter F. Collins, pursuant to which Mr. Collins will serve as our chief financial officer. For fiscal 2007, Mr. Collins received a base salary of $325,000 per year and was eligible to receive a bonus of up to 150% of his base salary based on the achievement of certain performance objectives set forth in the CFO Employment Letter. On Mr. Collins' starting date, he received a grant of 50,000 shares of our common stock, 1/3 of which vested upon Mr. Collins' completion of one year of service to us, an additional 1/3 of which vest upon the completion of two years of service to us, and the final 1/3 of which vest upon the completion of three years of service to us. In addition, Mr. Collins was entitled to receive reimbursement (up to a maximum of $115,000) for the actual out-of-pocket expenses incurred in connection with his relocation from Seattle to California and any commuting costs incurred during the re-location transition period of three to six months. In the event Mr. Collins is terminated within twelve months of a Change in Control (as defined in the CFO Employment Letter), and the reason for the termination of employment is other than for willful misconduct, Mr. Collins will receive one year severance pay, and all outstanding stock options, restricted stock and other equity awards granted to him under any of our equity incentive plans will become immediately vested and exercisable in full.

        Pursuant to the CFO Employment Letter, Mr. Collins' base salary for fiscal 2008 was set by our Compensation Committee at $360,000. Under the terms of the CFO Employment Letter, Mr. Collins is eligible to earn an annual performance bonus in 2008 and subsequent fiscal years based on achieving performance goals established by our Compensation Committee.

Potential Payments Upon Termination or Change in Control

        The following table reflects the amounts that would be paid if a change in control or other termination event occurred on December 31, 2007 and our stock price per share was the closing market price as of that date. The closing market price of our common stock at December 31, 2007 was $21.35.

	Jeffrey Lubell	Michael F. Buckley	Peter F. Collins
Termination Scenario (12/31/07)
Voluntary Resignation or for Cause	$—	$—	$162,500	(4)

Total	$—	$—	$162,500
Without Cause or for Good Reason (Not Within One Year of Change in Control)
Pro Rata Bonus(1)	$2,002,281	$446,765	$—
Severance Pay	$1,913,747	1,270,148	162,500	(4)
Health Benefits Continuation	36,000	36,000	—
Unvested restricted stock(2)	2,659,854	1,423,340	—

Total	$6,611,882	$3,176,253	$162,500
Within One Year of Change in Control (Without Cause or for Good Reason)
Pro Rata Bonus(1)	$2,002,281	$446,765	$—
Severance Pay	5,741,240	2,540,295	568,750
Health Benefits Continuation	36,000	36,000
Unvested restricted stock(2)	4,047,604	2,134,993	1,067,500
280G/4999 Tax Gross Up(3)	—	848,608	—

Total	$11,827,125	$6,006,661	$1,636,250
Change in Control—Assuming No Termination
Unvested restricted stock	$—	$—	$—

Total	$—	$—	$—

Death or Disability
Pro Rata Bonus(1)	$2,002,281	$400,000	$—
Severance Pay	500,000	400,000	—

Total	$2,502,281	$800,000	$—

(1)
Mr. Lubell and Mr. Buckley are entitled to receive a pro rated annual bonus equal to the amount that would have been paid to them based on our earnings and their achievement of specific goals, adjusted to the portion of the year prior to their termination.

(2)
This amount represents the value of the restricted stock that would become vested as a direct result of the termination event or Change in Control, as the case may be, before the applicable stated vesting date. Equity awards are valued at the closing market price of our common stock on December 31, 2007 of $21.35 per share.

(3)
This amount includes any payment of a "gross-up" to offset the estimated amount of the "golden parachute" excise tax that would apply to each Named Executive Officer and the amount of additional excise tax and income and other taxes payable by the Named Executive Officer as a result of the Change in Control.

(4)
Either Mr. Collins or the Company may terminate his employment by providing 180 days written notice. If such notice is provided, the Company has the option to ask Mr. Collins to end his employment in exchange for a payment equal to his base salary for 180 days.

Indemnification Agreements

        In addition to the indemnification provisions contained in our certificate of incorporation and bylaws, we have entered into separate indemnification agreements with each of our directors and executive officers. These agreements require us, among other things, to indemnify each such director and executive officer against all costs, charges, expenses (including legal or other professional fees), damages or liabilities incurred by such individual arising out of, in connection with, or incidental to, any action, suit, demand, proceeding, investigation or claim by reason of such individual's status or service as a director or executive officer, regardless of whether sustained or incurred by reason of the individual's negligence, default, breach of duty or failure to exercise due diligence. However, we will not indemnify such director or executive officer under these agreements if it is proved that such individual's failure to act constituted a breach of his fiduciary duties as a director and such breach of those duties involved intentional misconduct, fraud or a knowing violation of law. The agreements also require us to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

DIRECTOR COMPENSATION

        Our independent directors receive an (i) annual cash retainer of $35,000, payable quarterly, for service on our Board, (ii) $1,000 for each Board meeting and committee meeting attended in person (for committee meetings that are not held immediately preceding or following a Board meeting) and (iii) $500 for each Board meeting and committee meeting attended telephonically (for committee meetings that are not held either immediately preceding or following a Board meeting) and (iv) is entitled to a grant of 6,000 shares of our restricted stock for each year of service. We reimburse all of our directors for the expenses they incur in connection with attending Board and committee meetings. The Chairman of our Audit Committee receives $2,000 for each Audit Committee meeting attended in person and $1,000 for each Audit Committee meeting attended telephonically (in each case for committee meetings that are not held either immediately preceding or following a Board meeting). In addition, we may make additional grants of equity awards to our independent Board members from time to time.

        The following table provides information concerning the compensation of directors who are not Named Executive Officers for the year ended December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph Coulombe	131,040	121,018	—	—	—	—	252,058
G. Louis Graziadio, III	122,040	121,018	—	—	—	—	243,058
Robert L. Harris, II	122,540	121,018	—	—	—	—	243,558
Mark S. Maron	128,040	121,018	—	—	—	—	249,058

(1)
Represents the proportionate amount of the total fair value of restricted stock awards recognized by us as an expense in 2007 for financial accounting purposes. The fair values of these awards and the amounts expensed in 2007 were determined in accordance with FAS 123R. The awards for which expense is shown in this table include the awards granted in 2007 as well as awards granted in previous years for which we recognized expense in 2007. The assumptions used in determining the grant date fair values of awards are set forth in the notes to our consolidated financial statements, which are included in this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

        No officer or employee participated in deliberations of our Board concerning executive officer compensation. None of our executive officers has served on the board of directors or on the compensation committee of any other entity which had officers who served on our Board or our Compensation Committee.

REPORT OF COMPENSATION COMMITTEE

        The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K and incorporated by reference into the Annual Report on Form 10-K for the year ended December 31, 2007.

The Compensation Committee
Mark S. Maron G. Louis Graziadio, III Robert L. Harris, II

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2008. The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares of our common stock as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days of March 31, 2008 through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The address of each executive officer and director is c/o 2263 E. Vernon Avenue, Vernon, California 90058.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares (#)	Percent of Total (%)
Jeffrey Lubell(2)	6,519,472	26.33%
Michael Buckley	323,570	1.31%
Peter F. Collins	124,397	*
Joseph Coulombe	28,000	*
G. Louis Graziadio, III	32,000	*
Robert L. Harris	28,000	*
Mark S. Maron	29,000	*
FMR LLC(3)	2,826,632	11.42%
Columbia Wanger Asset Management, L.P.(4)	3,096,713	12.51%
SAB Capital Management, L.P.(5)	2,340,647	9.45%
Wellington Management Company, L.P.(6)	2,927,775	11.83%
Executive Officers and Directors as Group	7,084,439	28.62%

*
Denotes less than 1%

(1)
Beneficial ownership percentages are calculated based on 24,756,688 shares of common stock issued and outstanding as of March 31, 2008. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2008. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person's name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

(2)
Jeffrey Lubell holds 5,686,139 shares of common stock and 833,333 options to purchase shares of our common stock that are currently exercisable.

(3)
Based on Schedule 13G filed on January 10, 2008 by FMR LLC. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the common stock of the Company. The interest of one person, Fidelity OTC Portfolio, an investment company registered under the Investment Company Act of 1940, in the common stock of the Company, amounted to 1,575,900 shares or 6.690% of the total outstanding common stock at March 31, 2007.

(4)
Based on Schedule 13G/A filed on January 29, 2008 by Columbia Wanger Asset Management, L.P., whose address is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606. The figure reported includes shares held by Columbia Acorn Trust, a Massachusetts business trust that is advised by Columbia Wanger Asset Management, L.P.

(5)
Based on Schedule 13G/A filed on February 14, 2008 by SAB Capital Management, L.P. The figure reported includes shares held for the accounts of SAB Capital Partners, L.P., SAB Capital Partners II, L.P. and SSAB Overseas Master Fund, L.P.

(6)
Based on Schedule 13G/A filed on February 14, 2008 by Wellington Management Company, LLP. The figure reported includes shares held of record by clients of Wellington Management Company, LLP.

Summary of Equity Compensation Plan

        The following table sets forth information concerning all equity compensation plans and individual compensation arrangements in effect during the fiscal year ended December 31, 2007.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	836,665	$1.10	1,264,577
Equity Compensation Plans Not Approved By Security Holders	—	—	—

Total	836,665	$1.10	1,264,577

Item 13.    Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

        Except as disclosed in this Annual Report on Form 10-K, there is no information required to be disclosed pursuant to this item.

Director Independence

        Our board of directors has determined that each of Joseph Coulombe, G. Louis Graziadio, III, Robert L. Harris, II and Mark S. Maron has no material relationship with us and is an "independent director" within the director independence standards of NASDAQ. Jeffrey Lubell does not meet the aforementioned independence standards as Mr. Lubell serves as our Chief Executive Officer.

Item 14.    Principal Accountant Fees and Services.

        The following table sets forth the aggregate fees billed to the Company by Deloitte & Touche LLP and Stonefield Josephson, Inc. for the audit of our financial statements for 2007 and 2006, and for other services provided by those firms during those periods:

	Year Ended December 31,
	2007	2006
Audit fees(1)(4)	$1,273,328	$622,309
Audit-related fees	—	—
Tax fees(2)(4)	$4,520	$38,139
All other fees(3)	$1,500	—

Total fees	$1,279,348	$660,448

(1)
The audit fees for 2007 include amounts paid to Deloitte & Touche LLP and Stonefield Josephson, Inc. of $681,275 and $592,053, respectively.

(2)
The tax fees for 2007 were paid to Stonefield Josephson, Inc.

(3)
All other fees were paid to Deloitte & Touche LLP.

(4)
All fees in 2006 were paid to Stonefield Josephson, Inc.

        The Board formally dismissed Stonefield Josephson, Inc. ("Stonefield Josephson") as our independent registered public accounting firm of the Company on May 11, 2007, effective as of that date. The reports of Stonefield Josephson on our financial statements for fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Stonefield Josephson's report on the Company's internal control over financial reporting expressed an unqualified opinion on management's assessment of, and an adverse opinion on, the effectiveness of internal control over financial reporting, due to the identification of three material weaknesses as of December 31, 2006.

        In 2006, Stonefield Josephson told us that it identified material weaknesses in our internal control over financial reporting related to the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and income taxes for the three and nine month periods ended September 30, 2006. Also, Stonefield Josephson and the Company disagreed regarding the significance of the errors in the June 30, 2006 financial statements, which led to a disagreement as to whether previously filed interim financial statements should be restated. Subsequently, this disagreement was resolved to the satisfaction of Stonefield Josephson, as the Company restated its previously filed June 30, 2006 interim financial statements. These matters were discussed by Stonefield Josephson with our Audit Committee.

        Other than as described above, during the years ended December 31, 2006 and 2005, and through May 11, 2007, there were no (a) disagreements with Stonefield Josephson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Stonefield Josephson's satisfaction, would have caused Stonefield Josephson to make reference to the subject matter thereof in connection with its reports for such years, or (b) "reportable events" as defined under Item 304(a)(1)(v) of Regulation S-K.

        On May 11, 2007, Deloitte & Touche LLP was engaged as our independent registered public accounting firm.

Pre-Approval Policy

        Our Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the specific service or category of service and is generally subject to a specific budget. The independent auditor and management are required to periodically communicate to our Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All audit and permissible non-audit services provided to us in 2007 were approved by the Audit Committee.

REPORT OF AUDIT COMMITTEE

        The Audit Committee Report is not deemed to be "soliciting material" or to be filed with the SEC or subject to the SEC's proxy rules or the liabilities of Section 18 of the Exchange Act and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the company under the Exchange Act, except to the extent that the company specifically incorporates the information contained in the report by reference therein.

        Composition.    The Audit Committee of our Board of Directors is comprised of three directors and operates under a written charter adopted by the Board. Each member of the Audit Committee is (i) "independent" under NASDAQ independence standards, (ii) meets the criteria for independence as set forth in the Exchange Act, (iii) has not participated in the preparation of our financial statement at any time during the past three years and (iv) is able to read and understand fundamental financial statements.

        Responsibilities.    The responsibilities of the Audit Committee include recommending to the Board an accounting firm to be engaged as our independent registered public accounting firm. Our management has primary responsibility for our internal controls and financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with generally accepted auditing standards and for issuing a report thereon. The Audit Committee's responsibility is to oversee these processes and the activities of our internal audit department.

        Review with Management and Independent Accountants.    In fulfilling its responsibilities for the financial statements for the fiscal year ending December 31, 2007, the Audit Committee has reviewed our consolidated audited financial statements and met separately, and held discussions with, management and Deloitte & Touche LLP, our independent registered public accounting firm. Our management represented to the Audit Committee that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee has discussed with Deloitte & Touche LLP the matters required to be discussed by Statement on Auditing Standards No. 61, "Communication with Audit Committees," and our independent registered public accounting firm has provided to the Audit Committee the written disclosures and the letter required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees."

        The Audit Committee discussed with our independent registered public accounting firm, Deloitte & Touche LLP, the firm's independence.

        Conclusion.    Based upon the Audit Committee's discussions with management and the independent accountants, the Audit Committee's review of the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit

Committee recommended the inclusion of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

Respectfully Submitted by the Audit Committee of the Board of Directors,
Joseph Coulombe (Chairman) G. Louis Graziadio, III Robert L. Harris, II

PART IV.

Item 15.    Exhibits, Financial Statements Schedules.

(a)	(1)	FINANCIAL STATEMENTS—See Index to Consolidated Financial Statements of this Annual Report on Form 10-K.
	(2)	FINANCIAL STATEMENT SCHEDULES—See Index to consolidated Financial Statements on page F-1 hereof
	(3)	EXHIBITS—See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).
3.2	Bylaws (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).
4.1	Specimen Common Stock Certificate (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).
10.1	Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim, Inc. (incorporated by reference from our Form 10-KSB/A filed on April 6, 2005).
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
10.5	Form of Indemnification Agreement between True Religion Apparel, Inc. and its officers and directors (incorporated by reference from our Form 10-Q Quarterly Report, filed November 14, 2005).
10.6	Employment Agreement by and between the Company and Jeffrey Lubell dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed on January 10, 2006).*
10.7
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

10.9
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
10.16
Waiver and Release Agreement, dated March 14, 2007, by and among Kymberly Gold-Lubell, the Company and Guru Denim, Inc. (incorporated by reference from our Form 8-K Current Report filed on March 16, 2007).*
10.17	True Religion Apparel, Inc. Executive Cash Incentive Bonus Plan (incorporated by reference from our Form 8-K Current Report filed on April 3, 2008).*
21.1	Subsidiaries of the Company†
23.1	Consent of Independent Registered Public Accounting Firm, Stonefield Josephson, Inc.†
23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP†
24.1	Powers of Attorney.†
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.†
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.†
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.†
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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

Name	Position	Date

/s/ JEFFREY LUBELL Jeffrey Lubell	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 30, 2008
/s/ PETER F. COLLINS Peter F. Collins	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2008
/s/ JOSEPH H. COULOMBE Joseph H. Coulombe	Director	April 30, 2008
/s/ G. LOUIS GRAZIADIO III G. Louis Graziadio III	Director	April 30, 2008
/s/ ROBERT L. HARRIS, II Robert L. Harris, II	Director	April 30, 2008
/s/ MARK S. MARON Mark S. Maron	Director	April 30, 2008

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

REPORT OF MANAGEMENT ON

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

        Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective at December 31, 2007 because of the material weaknesses described below.

        Based on the COSO criteria, management identified control deficiencies that constitute material weaknesses. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company's financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

  •
  Accounting for stock-based compensation:  our controls were not designed or operating effectively to ensure the proper application of generally accepted accounting principles to our stock option and restricted stock awards, which resulted in errors that were material to our interim and annual financial statements;

  •
  Accounting for income taxes:  we did not properly determine the federal and state income tax consequences of our executive compensation because our relevant controls were not designed or operating effectively. These deficiencies resulted in errors that were material to our interim and annual financial statements;

  •
  Financial closing and reporting process:  our controls over the financial closing and reporting process were not designed or operating effectively to prevent or detect material errors in the accounting for income taxes and stock-based compensation and certain disclosures in our interim and annual financial statements.

        Our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
True Religion Apparel, Inc.
Vernon, California

We have audited the internal control over financial reporting of True Religion Apparel, Inc. and Subsidiary ("the Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

          Accounting for stock-based compensation—the Company's controls were not designed or operating effectively to ensure the proper application of generally accepted accounting principles to its stock option and restricted stock awards, which resulted in errors that were material to its interim and annual financial statements;

          Accounting for income taxes—the Company did not properly determine the federal and state income tax consequences of its executive compensation because its relevant controls were not designed or operating effectively. These deficiencies resulted in errors that were material to the Company's interim or annual financial statements;

          Financial closing and reporting process—the Company's controls over the financial closing and reporting process were not designed or operating effectively to prevent or detect material errors in the accounting for income taxes and stock-based compensation and certain disclosures in its interim and annual financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company's consolidated financial statements and financial statement schedule as of December 31, 2007 and for the year then ended and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated April 30, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP
Los Angeles, California
April 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
True Religion Apparel, Inc.
Vernon, California:

We have audited the accompanying consolidated balance sheet of True Religion Apparel, Inc. and Subsidiary (the "Company") as of December 31, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2007. Our audit also included the financial statement schedule as of and for the year ended December 31, 2007 listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of True Religion Apparel, Inc. and Subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 30, 2008 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/S/ DELOITTE & TOUCHE LLP
Los Angeles, California
April 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
True Religion Apparel Inc. and Subsidiary

        We have audited the accompanying consolidated balance sheet of True Religion Apparel Inc. and Subsidiary as of December 31, 2006 and the related consolidated statement of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006. Our audit also included the financial statement schedule for the two years ended December 31, 2006 listed in the index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of True Religion Apparel Inc. and Subsidiary as of December 31, 2006, and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 3 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), "Share Based Payment".

        As discussed in Note 2 to the consolidated financial statements, the Company has restated their financial statements as of December 31, 2006, and for each of the two years ended December 31, 2006.

/s/ Stonefield Josephson, Inc.
Los Angeles, California
March 23, 2007 (except for paragraph 6 of Note 2, as to which the date is April 29, 2008)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

as of December 31, 2007 and 2006

(Amounts in thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$28,686	$44,878
Marketable securities, available for sale	5,345	—
Accounts receivable, net of allowances:
From factor	14,709	9,532
From customers	13,189	6,498
Inventory	20,771	9,294
Deferred income tax assets	4,707	2,632
Prepaid expenses and other current assets	2,305	1,190

Total current assets	89,712	74,024
Property and equipment, net	11,579	5,008
Marketable securities, available for sale	10,200	—
Deferred income tax assets	561	—
Other assets	1,206	719

TOTAL ASSETS	$113,258	$79,751

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,597	$9,866
Accrued salaries, wages and benefits	4,059	1,909
Income taxes payable	3,210	3,404

Total current liabilities	16,866	15,179
Long-term deferred rent	1,145	425

TOTAL LIABILITIES	18,011	15,604
Commitments and contingencies (Notes 9 & 10)
Stockholders' equity:
Preferred Stock, $0.0001 par value, 20,000 shares authorized, 0 issued and outstanding, respectively	—	—
Common Stock, $0.0001 par value, 80,000 shares authorized, 23,587 and 23,254 issued and outstanding, respectively	2	2
Additional paid in capital	26,491	20,159
Retained earnings	68,754	43,986

Total stockholders' equity	95,247	64,147

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$113,258	$79,751

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2007, 2006 and 2005

(Amounts in thousands, except per share amounts)

	2007	2006	2005
Net sales	$173,256	$140,489	$103,219
Cost of sales	74,429	65,476	49,892

Gross profit	98,827	75,013	53,327

Selling, general, and administrative expenses	51,685	40,036	21,857

Operating income	47,142	34,977	31,470

Other (income)/expense:
Other expense (income)	—	(274)	(66)
Interest income, net	(1,803)	(530)	(30)

Total other income	(1,803)	(804)	(96)

Income before provision for income taxes	48,945	35,781	31,566
Provision for income taxes	21,100	14,035	13,126

Net Income	$27,845	$21,746	$18,440

Net income per share—Basic	$1.21	$0.97	$0.85

Net income per share—Diluted	$1.16	$0.92	$0.81

Weighted-average shares outstanding—Basic	22,964	22,496	21,677

Weighted-average shares outstanding—Diluted	23,949	23,608	22,657

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2007, 2006 and 2005

(Amounts in thousands, except per share amounts)

	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$27,845	$21,746	$18,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,044	451	183
(Decrease) provision for bad debts	(285)	273	274
Shares issued for third-party services	—	2,104	1,250
Stock-based compensation	5,731	6,721	1,732
Tax benefit from stock option exercises and restricted stock vesting	1,303	1,758	1,678
Excess tax benefit on stock option exercises and restricted stock vesting	(1,270)	(1,612)	—
Deferred income taxes	(2,636)	(1,067)	(1,884)
Changes in operating assets and liabilities:
Accounts receivable from customers	(6,756)	1,117	(5,757)
Accounts receivable from factor	(4,828)	(2,809)	(2,751)
Inventory	(11,477)	759	(6,727)
Prepaid and other	(1,608)	(895)	(910)
Accounts payable and accrued expenses	(29)	2,395	3,925
Accrued salaries, wages and benefits	2,150	1,873	254
Income taxes payable	(1,094)	(1,156)	3,467
Long-term deferred rent	720	425	—

Net cash provided by operating activities	9,810	32,083	13,174

INVESTING ACTIVITIES:
Capital expenditures	(8,765)	(4,468)	(752)
Purchases of marketable securities	(17,505)	(60,162)	(3,804)
Sales of marketable securities	2,105	63,135	—
Expenditures to establish trademarks	(228)	—	—

Net cash used in investing activities	(24,393)	(1,495)	(4,556)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	198	244	870
Tax withholding payment for stock-based compensation	(3,077)	—	—
Excess tax benefit on stock option exercises and restricted stock vesting	1,270	1,612	—

Net cash (used in) provided by financing activities	(1,609)	1,856	870

Net (decrease) increase in cash	(16,192)	32,444	9,488
Cash and cash equivalents, beginning of year	44,878	12,434	2,946

Cash and cash equivalents, end of year	$28,686	$44,878	$12,434

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2007, 2006 and 2005

(in thousands, except per share amounts)

	Shares	Amount	Additional Paid In Capital	Retained Earnings	Total
Balance at January 1, 2005	20,965	$2	$3,802	$3,800	$7,604
Net Income for the year ended December 31, 2005				18,440	18,440
Stock-based compensation			1,684		1,684
Issuance of common stock for services	18	—	48		48
Issuance of common stock for third-party services	100	—	1,250		1,250
Issuance of restricted shares	27	—	—		—
Exercise of stock options	1,098	—	870		870
Tax benefit on stock-based compensation			1,678		1,678

Balance at December 31, 2005	22,208	2	9,332	22,240	31,574
Net Income for the year ended December 31, 2006				21,746	21,746
Stock-based compensation			6,721		6,721
Issuance of common stock for litigation settlement	100	—	2,104		2,104
Issuance of restricted shares	712	—	—		—
Exercise of stock options	234	—	244		244
Tax benefit on stock-based compensation			1,758		1,758

Balance at December 31, 2006	23,254	2	20,159	43,986	64,147
Net Income for the year ended December 31, 2007				27,845	27,845
Stock-based compensation			5,731		5,731
Issuance of restricted shares	347	—	—		—
Exercise of stock options	272	—	198		198
Retirement of common stock	(183)	—	—	(3,077)	(3,077)
Forfeiture of restricted shares	(103)	—	—		—
Tax benefit on stock-based compensation			403		403

Balance at December 31, 2007	23,587	$2	$26,491	$68,754	$95,247

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

        True Religion Apparel, Inc. ("the Company") designs, markets, sells and distributes premium fashion apparel, centered on our core denim products using the brand name "True Religion Brand Jeans." The Company's products include pants, tops, jackets, made from denim, fleece, corduroy and other fabrics. The Company is known for its unique fits and styling details. Through multiple wholesale and retail channels, the Company's expanding product line reaches fashion-conscious consumers on six continents, including North America, Asia, Europe, Australia, South America and Africa.

        The Company operates in four business segments: U.S. Wholesale, International Wholesale, Consumer Direct and Corporate. The Company's U.S. Wholesale sales are made to leading upscale nationwide stores, boutiques and specialty retailer stores. The Company's International Wholesale sales are made to distributors covering more than 50 countries on six continents. The international distributors purchase products at a discount for resale to their customers in their respective territories. The distributors warehouse products at their expense and they ship to and collect payment from their customers directly. The Company also sells directly to consumers through full-price branded retail stores, branded outlet stores and through its retail internet site located at www.truereligionbrandjeans.com. In addition, the Company selectively licenses the right to third parties to use its various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. The licensing business is included in the Corporate segment.

NOTE 2—BASIS OF PRESENTATION

Basis of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Guru Denim, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.

        Significant estimates inherent in the preparation of the accompanying consolidated financial statements include reserves for customer returns; chargebacks and markdowns; allowances for bad debts; contingencies; fixed asset useful lives; accounting for income taxes and related contingencies; and the valuation of stock—based compensation and related forfeiture rates.

Fair Value of Financial Instruments

        The Company's financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable. The Company believes all of the financial instruments recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate current values because of their nature and respective durations.

        The fair value of marketable securities is determined using quoted market prices for those securities or similar, financial instruments. See "Marketable Securities" below for information about the valuation of the Company's investments in auction rate securities in the first quarter of 2008.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BASIS OF PRESENTATION (Continued)

Restatement of Previously Issued Financial Statements

        Subsequent to the issuance of the Company's Annual Report on Form 10-K for the year ended December 31, 2006, the Company determined errors in its previously issued financial statements for the years ended December 31, 2006, 2005 and 2004 should be corrected primarily to adjust for material errors in the accounting for restricted stock awards, income taxes and stock options and other immaterial adjustments and reclassifications. For additional information on the restatement, see Note 17 in the Notes to Financial Statements in the Company's amended Annual Report on Form 10-K/A for the year ended December 31, 2006. The accompanying consolidated balance sheet as of December 31, 2006 and the related statements of income, stockholders' equity and cash flows for the two years ended December 31, 2006 and the related notes contained herein reflect the restated financial statements as filed in the amended Annual Report on Form 10-K/A for the year ended December 31, 2006.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sales Recognition

        Sales are recognized across all segments of the Company's business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectibility can be reasonably assured.

        Sales within the Company's U.S. and International Wholesale segments are recognized at the time title passes and risk of loss is transferred to the customer. Wholesale sales are recorded net of estimates of returns, discounts, operational chargebacks and markdowns. Returns and allowances require pre-approval from management and discounts are based on trade terms. The Company reviews and refines these estimates on a quarterly basis. The Company's historical estimates of these costs have not differed materially from actual results.

        Retail store sales are recognized net of estimated returns at the time of sale. E-commerce sales for merchandise ordered through the Company's retail internet site www.truereligionbrandjeans.com are recognized upon delivery and receipt of the shipment by its customers. Such revenue also is reduced by an estimate of returns.

        Royalty income from licensing agreements is recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from the Company's licensees.

Classification of Certain Costs and Expenses

        The Company classifies merchandise and inbound freight costs in cost of sales. Selling, general & administrative expenses include merchandise design and pre-production, marketing and advertising, sales commissions, customer service, consumer direct expenses and general and administrative expenses. Consumer Direct expenses include wages and commissions, retail occupancy costs, supplies and direct segment management costs. General and administrative expenses include wages and performance compensation for the Company's executive, finance, human resources, legal, and information systems departments, headquarters occupancy costs (including the portion used by the distribution function), and professional service costs).

        Out-bound shipping costs are included in cost of sales for the years ended December 31, 2007, 2006 and 2005, respectively.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Retail occupancy costs included in Consumer Direct expenses amount to approximately $3.3 million, $0.7 million and less than $0.1 million, for the years ended December 31, 2007, 2006 and 2005, respectively. Headquarters and distribution occupancy costs included in general and administrative expenses amounted to approximately $1.0 million, $0.8 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Advertising Costs

        Advertising costs, including the costs to produce advertising, are expensed when the advertisement is first exhibited. Cooperative advertising costs paid to wholesale customers are expensed as an advertising cost because the identified advertising benefit is sufficiently separable from the purchase of the Company's products by the wholesale customers and the fair value of such benefit is reasonably measurable.

        Advertising expense amount to approximately $1.2 million, $0.4 million and $0.1 for the years ended December 31, 2007, 2006 and 2005, respectively.

Comprehensive Income

        Comprehensive income equals net income for the years ended December 31, 2007, 2006 and 2005 as the Company had no unrealized gains or losses on its investments.

Net Income per Common Share

        Net income per common share is determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the dilutive effects of outstanding stock options and unvested restricted stock using the treasury stock method.

        The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows (amounts in thousands):

	Year's Ended December 31,
	2007	2006	2005
Basic	22,964	22,496	21,677
Dilutive effect of stock options and restricted stock awards	985	1,112	980

Diluted shares	23,949	23,608	22,657

        As of the end of December 31, 2007 and 2006, there was an aggregate additional unvested shares of approximately 0.5 million and 0.7 million, respectively, issuable upon the vesting of restricted stock awards that were excluded from the basic share calculations.

Share-Based Compensation

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), which requires the Company to measure the cost of employee and director services received in exchange for an award of equity instruments based

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

on the grant-date fair value of the award. The costs are recognized over the period during which an employee or director is required to provide services in exchange for the award.

        Prior to the adoption of SFAS No. 123(R), the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), to measure compensation costs for its stock-based compensation programs. Under APB 25, the Company recorded no compensation expense for stock options granted to employees and directors if the options' strike price was equal to the closing market price of the Company's common stock on the grant date. Through 2005, the Company presented the effect on net earnings and earnings per share of the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") in the notes to the consolidated financial statements. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the year ended December 31, 2005:

December 31, 2005
Net income, as reported	$18,440
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,036
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,751)

Pro forma net income	$17,725

Net income per share available to common stockholders—basic and diluted
As reported-basic	$0.85

As reported-diluted	$0.81

Pro forma-basic	$0.82

Pro forma-diluted	$0.78

        The Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, 2006 stock-based compensation expense considered the unvested portion of all outstanding options as of January 1, 2006, calculated using the original grant date fair value determined under the provisions of SFAS No. 123. As provided for under the modified prospective method, the adoption of SFAS No. 123(R) did not cause the Company to restate its results for the periods prior to 2006.

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

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

records compensation expense equal to at least the cumulative compensation expense of the expected vested amount of the restricted stock.

Cash and Cash Equivalents

        Cash equivalents consist of highly liquid debt investments with an original maturity of three months or less at the date of purchase. These investments consist mainly of money market funds.

Marketable Securities

        The Company's investments in marketable securities may consist of United States Government and Government Agency Bonds, auction rate securities and commercial paper. Auction rate securities are variable rate bonds whose interest rate is periodically reset, typically every 7, 28, or 35 days. The underlying securities have contractual maturities from 2025 through 2042. The auction rate securities are classified as "available-for-sale" in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are recorded at fair value. Any unrealized gains or temporary unrealized losses, if any, are reported as a component of accumulated other comprehensive income in the consolidated balance sheets. The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. At December 31, 2007 and 2006, the Company does not believe any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence as of these dates. The Company has the ability to hold such securities long-term.

        As of December 31, 2007, the Company held $15.5 million of municipal notes with an auction reset feature ("auction rate securities"). A total of $15.4 million of these securities are collateralized by higher education funded student loans, $15.4 million par amount of which are supported by federal government as part of the Federal Family Education Loan Program (FFELP). The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists. The Company had not experienced a failed auction for any of its securities as of December 31, 2007. However, the Company had eight issues fail at auction in February, March, and April 2008 with a total par value of $10.2 million. Given the deteriorating credit markets and the increased incidence of failure within the auction market, there can be no assurances as to when the Company will be able to liquidate a particular issue. In such case of a failure the Company would not be able to access those funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process. Furthermore, if this situation were to persist despite the Company's ability to hold such investments for the long-term, the Company may be required to record an impairment charge at a future date.

        The Company will continue to monitor and evaluate these investments as there is no assurance as to when, or if, the market for this investment class will return to orderly operations. As such, the Company believes that the anticipated recovery period for these investments may be longer than twelve months and as a result the Company has reclassified $10.2 million of these investments from short-term to long-term marketable securities at December 31, 2007. All short-term marketable securities at December 31, 2007 were sold and converted to cash equivalents subsequent to December 31, 2007.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

        The Company sells to a factor its domestic wholesale receivables that the factor chooses to purchase. Fees related to factoring receivables are recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of income. The Company is responsible for any trade discounts, chargebacks or other deductions that the wholesale customers deduct when they pay the amount due under those receivables. As of December 31, 2007 and 2006, the reserve for these expected chargebacks was $0.4 million and $0.7 million, respectively. The factor assumes the credit risk for the receivables that it purchases from the Company.

        At times, the Company's customers place orders that exceed the credit that they have available from the factor. The Company evaluates those orders to consider if the customer is worthy of additional credit based on its past experience with the customer. In the event the Company elects to sell merchandise to the customer on credit, the Company takes the credit risk for the amounts that are above the credit limit established with the factor. As of December 31, 2007, the amount of accounts receivable from factor for which the Company bears the credit risk is $0.6 million.

        Also, the Company extends credit to wholesale customers that satisfy defined credit criteria. Accounts receivable from customers, net of allowances, as shown in the accompanying consolidated balance sheets, is net of certain reserves and allowances. These reserves and allowances consist primarily of reserves for returns and allowances for doubtful accounts. These reserves and allowances are discussed in further detail below.

        The reserve for trade discounts is determined based on open invoices where trade discounts have been extended to customers, and is treated as a reduction of sales.

        The reserve for operational chargebacks represents various deductions by customers relating to individual shipments. This reserve, net of expected recoveries, is included as a reduction of sales. The reserve is based on chargebacks received as of the date of the financial statements and an estimate of expected chargebacks based on actual past experience.

        A reserve for returns is also included as a reduction of sales. The return reserve is based on current information regarding retail performance, historical experience and an evaluation of current market conditions.

        The Company's historical estimates of these operational chargebacks and returns have not differed materially from actual results.

        The allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions. Based on historical losses, existing economic conditions and collection practices, the Company's allowance for doubtful accounts has been estimated to be $0.2 million and $0.4 million at December 31, 2007 and 2006, respectively. The Company's actual credit losses for the periods presented have not significantly exceeded management's estimates.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

are deposited in demand and money market accounts in a single financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents or marketable securities.

        The Company extends credit to customers located throughout North America, whose sales invoices have not been sold to a factor, based upon an evaluation of the customer's financial condition and credit history. Also, at times the Company extends credit to its international distributors. The Company believes that its credit risk is limited due to its large customer base.

        As of December 31, 2007 and 2006, the Company was owed $2.4 million and $3.5 million by its Japanese distributor. The Company has a security interest in the distributor's assets as collateral for the receivable.

Inventories

        Inventory is valued at the lower of cost or market value. Cost is determined by the average cost method.

        The Company's outsourced manufacturing processes include two phases: i) cut and sew; and ii) washing and finishing. At times the Company will instruct its contract manufacturers to send goods that have been completed through the cut and sew phase only. By delaying the second phase of the manufacturing process, the Company can use updated market information about which washes and finishes are most popular before it sends these unwashed goods to the laundries and finishing houses to complete the manufacturing process. The products held between the cut and sew phase and the wash and finish phase are classified as work-in-progress.

        Slow-moving merchandise has historically been sold at prices exceeding our cost in our outlet retail stores or to wholesale customers who specialize in off-price merchandise. The Company has not recorded inventory write-downs in the past.

Property and Equipment, Net

        Property and equipment, net, is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets, which are typically three years for computer systems and equipment, five years for furniture & fixtures and machinery & equipment and three to ten years for leasehold improvements. Leasehold improvements are depreciated over periods equal to the shorter of the estimated useful lives of the respective assets or the lease term.

        Expenditures for repairs and maintenance are charged to operations as incurred, while renewals and betterments are capitalized.

        Property and equipment are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on differences between financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company establishes valuation allowances for tax benefits when the Company believes it is more likely than not that such assets will not be realized.

        Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. In accordance with FIN 48, the Company regularly evaluates the likelihood of recognizing the benefit for income tax positions the Company has taken in various federal and state filings by considering all relevant facts, circumstances, and information available. For those benefits the Company believes more likely than not will be sustained, the Company recognizes the largest amount the Company believes is cumulatively greater than 50% likely to be realized. The adoption of FIN 48 had no impact on the Company's consolidated financial statements.

        The Company records interest and penalties, if any, on any underpayment of income taxes as a component of provision for income taxes in the accompanying consolidated statement of income.

Leases

        The Company leases its corporate headquarters building and all of its branded retail stores. All of these leases are classified as operating leases and they expire at various dates through 2020. The Company has no significant individual or master lease agreements.

        The Company's fixed, noncancelable lease terms generally are 5 to 10 years. Some of the Company's leases include options that allow the Company to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception.

        For leases that contain predetermined, fixed escalations of the minimum rent, the Company recognizes the rent expense on a straight-line basis over the lease term and records the difference between the rent expense and the rent payable as deferred rent.

        Most of the Company's leases also provide for payment of operating expenses, such as common area charges, real estate taxes and other executory costs. Some leases require additional payments based on sales and are recorded in rent expense when the contingent rent is probable.

        In some lease agreements the Company receives landlord incentives to reimburse the Company for certain leasehold improvements. These incentives are recorded as a deferred rent and recognized as a reduction to rent expense on a straight-line basis over the lease term. At December 31, 2007 and 2006, this deferred rent balance was $1.1 million and $0.4 million, respectively.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. In November 2007, the FASB reaffirmed that (1) companies will be required to implement SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements; and (2) SFAS No. 157 remains effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB did however, provide a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. Accordingly, SFAS No. 157, as modified above, will be adopted commencing in the first quarter for the Company's fiscal year 2009. The adoption will not have a material affect on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, "Fair Value Measurements." This statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect to change the measurement of its assets and liabilities as a result of SFAS 159, therefore, SFAS No. 159 will have no effect on the Company's consolidated financial statements.

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

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACCOUNTS RECEIVABLE ALLOWANCES

        The Company recorded the following allowances against its accounts receivable as of December 31 (amounts in thousands):

	2007	2006
Bad debt reserve from customers	$244	$371
Reserve for markdowns and chargebacks from factor	385	735
Reserve for returns from customers	317	69

Total	$946	$1,175

NOTE 5—INVENTORY

        Inventories consisted of the following as of December 31 (amounts in thousands):

	2007	2006
Raw Materials	$262	$—
Work-in-Progress	6,648	3,062
Finished Goods	13,861	6,232

	$20,771	$9,294

NOTE 6—PROPERTY AND EQUIPMENT

        Property and equipment as of December 31, is summarized below (amounts in thousands):

	2007	2006
Computers and other equipment	$966	$491
Furniture and fixtures	892	197
Leasehold improvements	9,868	1,887
Machinery and equipment	894	333
Trade show booths	801	550
Construction in progress	743	2,220

	14,164	5,678
Less: accumulated depreciation	2,585	670

Property and equipment, net	$11,579	$5,008

        Construction in progress at December 31, 2007 and 2006 represents the capital expenditures associated with the construction in progress of leasehold improvements to be used in the Company's operations, primarily for new branded retail stores. When completed, these costs are transferred to the appropriate property and equipment category and depreciated over the term of the lease or the useful life of the asset, whichever is shorter.

        Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income, was $2.0 million, $0.5 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LICENSING REVENUE

        The Company has entered into five license agreements whereby it has granted to the licensee the right to use the True Religion Brand Jeans' trademark and related intellectual property. Each licensee is required to pay the Company an annual royalty fee equal to the greater of a percentage of the licensee's actual annual net sales or minimum annual net sales (as defined in the underlying agreement). Additionally, each licensee will pay to the Company an annual minimum advertising contribution fee equal to a percentage of the minimum annual net sales (as defined in the underlying agreement).

        Each licensee was also required to make non-refundable advance royalty payments which are to be credited against the first dollars of royalties that become due under the agreement and the minimum royalty guarantee. These payments are recognized ratably as revenue over the first year (as defined) of the license agreement as a component of net sales in the accompanying consolidated statements of income. The unearned minimum advance payments are included in other liabilities in the accompanying consolidated balance sheets and total $0.3 million and $0.2 million at December 31, 2007 and 2006, respectively. The Company recognized licensing revenue of $0.9 million, $0.1 million and $0.0 million for the years ended December 31, 2007, 2006 and 2005 as a component of net sales in the accompanying consolidated statements of income.

        Future minimum royalty and advertising fees as of December 31, 2007 are summarized as follows (amounts in thousands):

	Royalties	Advertising
2008	$1,172	$295
2009	2,834	745
2010	4,290	1,125
2011	2,175	450
2012	855	—
Thereafter	480	—

Total minimum royalty and advertising fees	$11,806	$2,615

NOTE 8—SHARE-BASED COMPENSATION

        On June 16, 2005, the Company's Board of Directors approved the True Religion Apparel, Inc. 2005 Stock Incentive Plan (the "2005 Incentive Plan") which amends and restates the 2004 Option Plan and the 2004 Equity Plan (the "prior plans"). The Company has granted restricted stock awards and stock options under the 2005 Incentive Plan.

        The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period. The following table summarizes the Company's share-based compensation

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHARE-BASED COMPENSATION (Continued)

expense, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income (amounts in thousands):

	December 31,
	2007	2006
Restricted stock grants	$5,412	$5,681
Stock options	319	1,040

Total stock-based compensation expense, before tax benefits	5,731	6,721
Tax benefits	1,162	1,882

Total stock-based compensation expense, after tax benefits	$4,569	$4,839

Restricted Stock Awards

        Shares awarded under the 2005 Incentive Plan entitle the shareholder to all the rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee of the Board of Directors and may not exceed 10 years. Restricted stock awards have generally been granted with vesting periods of up to three years. All unvested restricted shares are forfeited if the recipient of the restricted stock award no longer provides services, as defined, to the Company.

        During the years ended December 31, 2007 and 2006, the Company granted 347,083 and 712,000 shares, respectively, of restricted stock to employees, officers and directors which vest over a period of zero to three years. The fair value of these restricted shares, based on the price of the Company's common stock at the date of grant, was $5.7 million and $11.9 million, respectively. The Company's policy for attributing the value of graded vesting share-based payments is the straight-line single option approach.

        During 2007, the Company implemented a practice of withholding common shares, upon an employee's request, to satisfy employee minimum statutory income tax withholdings for restricted shares as they vest. During the year ended December 31, 2007, the Company withheld 115,144 shares for a total cost of $1.8 million; this amount is recorded as tax withholding payment for share-based compensation as a financing activity in the accompanying 2007 consolidated statement of cash flows.

        The following table summarizes the Company's restricted stock activities for the year ended December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Non-vested, beginning of year	656,250	$16.72
Granted	347,083	$16.72
Vested	(343,166)	$16.67
Forfeitures	(112,251)	$16.07

Non-vested, end of year	547,916	$16.87	1.3	$11,698

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHARE-BASED COMPENSATION (Continued)

        As of December 31, 2007, the total unamortized share-based compensation expense related to the restricted shares was $4.9 million, which is expected to be recognized over a weighted average period of 1.3 years. The total fair value of restricted stock vested during the year ended December 31, 2007 and 2006 was $5.7 million and $1.4 million, respectively.

Stock Options

        Stock options outstanding as of December 31, 2007 were granted under the Company's 2005 Stock Incentive Plan. Option grants were for a term of five years and vested over a period of zero to three years. These options were issued at the current market price at the date of grant. The Company did not grant any new stock options during the years ended December 31, 2007, 2006 and 2005, and all outstanding options are fully exercisable.

        The following table summarizes the Company's stock option activities for the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, beginning of year	1,108,332	$1.56
Exercised	(271,667)	$0.73

Outstanding, end of year	836,665	$1.83	1.7	$16,330

        In 2007, the Company recognized $0.3 million of compensation expense for stock options that were granted and modified under APB 25. Such expenses represents the intrinsic value of options modified for which an employee who terminated in 2007 would not have received such options had the vesting terms not been accelerated.

        During the year ended December 31, 2007, options to acquire 271,667 shares of the Company's common stock were exercised, of which 67,848 of these shares were withheld by the Company to meet the related employee minimum statutory income tax withholding requirement of $1.3 million. The minimum statutory income tax withholding amount is recorded as tax withholding payment for stock-based compensation as a financing activity in the accompanying 2007 consolidated statement of cash flows.

        The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $4.6 million and $4.2 million, respectively.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHARE-BASED COMPENSATION (Continued)

        The following table summarizes information about stock options outstanding and exercisable as of December 31, 2007:

Range of Exercise Prices	Shares	Weighted Average Exercise Price
$0.75 - $ 3.00	633,333	$0.77
$3.00 - $ 6.00	200,000	$5.10
$7.00 - $10.00	3,332	$7.65

	836,665	$1.83

        The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options. SFAS No. 123(R) requires cash flows resulting from tax benefits in excess of the related stock-based compensation to be classified as part of cash flows from financing activities. In accordance with SFAS No. 123(R), the Company reported $1.3 million and $1.6 million, respectively, of excess tax benefits as financing cash flows for the years ended December 31, 2007 and 2006. The total tax benefit realized from stock option exercises for the years ended December 31, 2007 and 2006 was $1.3 million and $1.8 million, respectively. Cash received from stock option exercises was $0.2 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

        Most of the Company's retail leases also require payment of a percent of sales ranging from 6.0% to 7.0% if the store's sales exceed a stated amount and is recorded in rent expense when contingent rent is probable. Three of the Company's leases include options that allow the Company to extend the lease term beyond the minimum lease period, subject to terms agreed to at lease inception. The Company has no capitalized lease obligations.

        Rent expense was $3.7 million in 2007, $1.4 million in 2006 and $0.2 million in 2005.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

        As of December 31, 2007, future minimum rental payments under noncancelable operating leases with lease terms in excess of one year were as follows (amounts in thousands):

2008	$5,445
2009	6,918
2010	7,115
2011	6,916
2012	6,687
Thereafter	34,359

Total minimum lease payments	$67,440

        Subsequent to December 31, 2007, the Company entered into eight new retail leases that have expiration dates through July 2019 and cumulative future minimum lease payments of approximately $14.0 million.

NOTE 10—LEGAL PROCEEDINGS

        In 2005, the Company terminated a manufacturer's agreement because it believed that the other party had failed to cure defaults under the agreement. The other party disputed the Company's position, and the dispute was submitted to arbitration. In 2006, the arbitrator ruled in favor of the other party and awarded that party $2.0 million for damages, interest and costs. The Company recorded the cost of this award in 2006 in selling, general and administrative expenses in the accompanying consolidated statement of income.

        In 2006, the Company entered into a settlement agreement to resolve a dispute related to the termination of a 2004 services agreement. Under this settlement agreement, the Company agreed to issue the other party 100,000 shares of its common stock and pay $0.1 million. The Company recorded the cost of this settlement award in 2005 of $2.1 million in selling, general and administrative expenses in the accompanying consolidated statement of income and an increase to additional paid in capital in the accompanying consolidated balance sheet based on the fair value of its common stock in March 2006, when the settlement agreement was reached.

        From time to time, the Company is involved in various legal proceedings, which are incidental to the ordinary course of our business. The Company does not believe that these routine matters are material to its business or financial condition.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES

        Income tax expense consists of the following for the years ended December 31 (amounts in thousands):

	2007	2006	2005
Current income tax:
Federal	$18,591	$11,757	$11,626
State and local	5,145	3,165	3,154

Total current income tax expense	23,736	14,922	14,780
Deferred income taxes:
Federal	(2,219)	(859)	(1,456)
State and local	(417)	(28)	(198)

Total deferred income tax benefit	(2,636)	(887)	(1,654)

Total income tax expense	$21,100	$14,035	$13,126

        A reconciliation of the statutory Federal Income tax rate to the effective tax rate on income before provision for income taxes for the years ended December 31 is as follows:

	Years ended December 31,
	2007	2006	2005
Tax provision at statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.3%	5.7%	6.1%
Excess compensation under IRC Sec. 162(m)	3.0%	3.0%	2.0%
Domestic production deduction	(1.7)%	(0.9)%	(0.7)%
Tax exempt interest	(0.7)%	—	—
Interest exposure	0.7%	—	—
Exclusion for export sales	—	(1.1)%	(2.0)%
California tax credit	—	(1.9)%	—
Other	0.5%	(0.5)%	1.3%

Effective tax rate	43.1%	39.3%	41.7%

        Deferred income taxes reflect the net tax effect of termporary differences between amounts recorded for financial reporting purposes and amounts recorded for income tax purposes. The major

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES (Continued)

components of deferred tax assets and liabilities are as follows as of December 31 (amounts in thousands):

	December 31,
	2007	2006
Current deferred tax assets:
Compensation	$1,227	$606
Inventory	606	274
Lease incentives	387	173
Accrued interest	333	—
Bad debt	100	151
State taxes, net of federal benefits	1,912	1,358
Other	142	70

Total current deferred tax assets	4,707	2,632
Long Term deferred tax asset:
Fixed assets	561	—

Total deferred tax assets	5,268	2,632

        The Company's federal income tax return for 2005 through 2006 remains subject to examination, and its state income tax returns for 2003 through 2006 remain subject to examination. As of December 31, 2007, the Company had recorded no reserves for unrecognized tax benefits under FIN 48.

NOTE 12—EARNINGS PER SHARE

        Earnings per basic share are computed using the weighted average number of common shares outstanding during the year. Earnings per diluted share uses the weighted average number of common shares outstanding during the year plus stock options and unvested restricted shares.

        The computation of earnings per share is as follows for the years ended December 31 (amounts in thousands, except per share amounts):

	2007	2006	2005
Net earnings	$27,845	$21,746	$18,440
Basic shares	22,964	22,496	21,677
Dilutive effect of stock options and restricted stock	985	1,112	980

Diluted shares	23,949	23,608	22,657

Earnings per basic share	$1.21	$0.97	$0.85
Earnings per diluted share	$1.16	$0.92	$0.81

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—SEGMENT INFORMATION

        During fiscal 2007, the Company re-aligned its operating segments resulting in three reportable segments: U.S. Wholesale, International Wholesale, and Consumer Direct. The Company's other operations, which include its corporate and licensing operations, are included in the "other" category.

        The segment information for 2006 and 2005 has been retrospectively adjusted to conform to the new reportable segments.

        The accounting policies of each segment are the same as those described in the summary of significant accounting policies (Note 3). The U.S. Wholesale segment sells merchandise to select department stores and boutiques in the United States. The International segment sells merchandise, often at a discount to the Company's wholesale list price, primarily to foreign distributors, who in turn sell the merchandise to retailers in the territories that they are authorized to sell. The consumer direct segment sells the Company's merchandise and merchandise purchased from the Company's licensees in the Company's stores and e-commerce site. The U.S. Wholesale segment's operations include the Company's design, distribution center and customer service departments. The Company evaluates the performance of each operating segment based on operating income.

        Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31(amounts in thousands):

	2007	2006	2005
Net sales:
U.S. Wholesale	$111,390	$97,219	$56,638
International Wholesale	31,728	37,669	45,853
Consumer Direct	29,268	5,514	728
Other	870	87	—

Total net sales	$173,256	$140,489	$103,219

Operating income:
U.S. Wholesale	$42,097	$37,181	$20,245
International Wholesale	14,723	17,494	22,582
Consumer Direct	11,947	1,572	205
Other	(21,625)	(21,270)	(11,562)

Total operating income	$47,142	$34,977	$31,470

Total Assets
U.S. Wholesale	$41,248	$22,924	$19,026
International Wholesale	6,519	4,075	6,000
Consumer Direct	10,167	1,833	600
Other	55,324	50,919	18,537

Total assets	$113,258	$79,751	$44,163

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—SEGMENT INFORMATION (Continued)

Capital Expenditures
U.S. Wholesale	$3,465	$3,068	$452
Consumer Direct	5,300	1,400	300

Total capital expenditures	$8,765	$4,468	$752

        As of December 31, 2007, all of the Company's assets are located in the United States; however, the Company has accounts receivable due from foreign distributors of $6.4 million and trademarks of $0.2 million associated with foreign countries. The U.S. Wholesale segment had net sales to one customer that amounted to $20.1 million in 2007.

NOTE 14—QUARTERLY INFORMATION (UNAUDITED)

        The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006 (amounts in thousands, except per share data):

Year ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$36,242	$35,857	$48,443	$52,714
Gross profit	$20,421	$20,545	$27,732	$30,129
Net income	$5,159	$4,990	$8,783	$8,913
Earnings per share:
Basic	$0.23	$0.22	$0.38	$0.39
Diluted	$0.22	$0.21	$0.37	$0.37

Year ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$35,850	$31,077	$43,183	$30,379
Gross profit	$19,088	$16,693	$22,656	$16,576
Net income	$5,834	$4,028	$7,750	$4,134
Earnings per share:
Basic	$0.26	$0.18	$0.34	$0.18
Diluted	$0.25	$0.17	$0.33	$0.18

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2007	2006
Cash paid during the period for (amounts in thousands):
Interest	$13	$86
Taxes	$23,102	$15,080

        As of December 31, 2007 and 2006, the Company had recognized the purchases of $0.7 million and $1.0 million of property and equipment that had not yet been paid for. These purchases are

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

included in "property and equipment, net" and the payment obligation in "accounts payable and accrued expenses" in the accompanying condensed consolidated balance sheets.

        During the year ended December 31, 2006, the Company also issued $2.1 million of common stock in exchange for services.

NOTE 16—SUBSEQUENT EVENTS

        In the first quarter of 2008, the Compensation Committee of the Company's Board of Directors approved restricted stock awards of up to 605,000 shares. 127,000 of these restricted shares vested immediately. Up to 400,000 will vest in 2009 and 2010 if the Company achieves certain performance targets in 2008. The remaining 78,000 restricted shares will vest in the first quarter of 2009 and 2010.

*****

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2007
Allowance for doubtful receivables	$371	$228	$(355)	$244
Allowance for sales returns	$69	$248	$—	$317
Allowance for markdowns and chargebacks	$735	—	$(350)	$385
2006
Allowance for doubtful receivables	$329	$329	$(287)	$371
Allowance for sales returns	$78	$—	$(9)	$69
Allowance for markdowns and chargebacks	$470	$265	$—	$735
2005
Allowance for doubtful receivables	$192	$274	$(137)	$329
Allowance for sales returns	$75	$3	$—	$78
Allowance for markdowns and chargebacks	—	$470	—	$470

QuickLinks

PART I.
  Item 1. Business.
  Item 1A. Risk Factors.
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
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III.
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
  Item 13. Certain Relationships and Related Transactions and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV.
  Item 15. Exhibits, Financial Statements Schedules.
SIGNATURES