Form 10-Q
period 2008-03-31
TRUE RELIGION APPAREL INC
filed 2008-05-12
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended March 31, 2008

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

As of May 8, 2008 there were 24,228,915 shares of common stock outstanding.

TRUE RELIGION APPAREL, INC.

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$47,828	$28,686
Marketable securities, available for sale	—	5,345
Accounts receivable, net of allowances:
From factor	16,553	14,709
From customers	6,562	13,189
Inventory	24,619	20,771
Deferred income tax assets	2,766	4,707
Prepaid expenses and other current assets	2,385	2,305

Total current assets	100,713	89,712
Property and equipment, net	15,157	11,579
Marketable securities, available for sale	10,022	10,200
Deferred income tax assets	634	561
Other assets	1,212	1,206

TOTAL ASSETS	$127,738	$113,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$14,157	$9,597
Accrued salaries, wages and benefits	2,545	4,059
Income taxes payable	5,912	3,210

Total current liabilities	22,614	16,866
Long-term deferred rent	1,396	1,145

Total liabilities	24,010	18,011

Commitment and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 24,050 and 23,587 issued and outstanding, respectively	2	2
Additional paid-in capital	30,384	26,491
Retained earnings	73,446	68,754
Accumulated other comprehensive income	(104)	—

Total stockholders’ equity	103,728	95,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,738	$113,258

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$53,432	$36,242
Cost of sales	22,947	15,822
Gross profit	30,485	20,420

Selling, general, and administrative expenses	19,135	11,543

Operating income	11,350	8,877

Other income	(424)	(343)

Income before provision for income taxes	11,774	9,220
Provision for income taxes	4,827	4,061
Net income	$6,947	$5,159

Earnings per share:
Basic	$0.30	$0.23
Diluted	$0.29	$0.22

Weighted average shares outstanding:
Basic	23,221	22,879
Diluted	24,070	23,827

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,947	$5,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	592	340
Provision for bad debts, returns, and markdowns	301	155
Share-based compensation	3,864	2,150
Tax benefit from stock option exercises	—	70
Excess tax benefit from stock option exercises and restricted stock vesting	(29)	(67)
Deferred income taxes	1,941	—
Changes in operating assets and liabilities:
Accounts receivable from customers	6,327	641
Accounts receivable from factor	(1,844)	(3,309)
Inventory	(3,848)	537
Prepaid income taxes and income taxes payable	2,702	2,825
Prepaid expenses and other	122	230
Accounts payable and accrued expenses	3,629	408
Accrued salaries, wages and benefits	(1,514)	(920)
Long-term deferred rent	251	149
Net cash provided by operating activities	19,441	8,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,237)	(3,332)
Purchases of marketable securities	—	(5,015)
Sales of marketable securities	5,203	—
Expenditures to establish trademarks	(40)	—
Net cash provided by (used in) investing activities	1,926	(8,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	70
Tax withholding payment for stock-based compensation	(2,254)	(1,516)
Excess tax benefit from stock option exercises and restricted stock vesting	29	67
Net cash used in financing activities	(2,225)	(1,379)

Net increase (decrease) in cash and cash equivalents	19,142	(1,358)
Cash and cash equivalents, beginning of period	28,686	44,878
Cash and cash equivalents, end of period	$47,828	$43,520

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008

(Unaudited)

NOTE 1 — Description of the Business

True Religion Apparel, Inc. (“the Company”) designs, markets, sells and distributes premium fashion apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” The Company’s products include pants, tops, and jackets made from denim, fleece, corduroy and other fabrics. The Company is known for its unique fits and styling details. Through multiple wholesale and retail channels, the Company’s expanding product line reaches fashion-conscious consumers on six continents, including North America, Asia, Europe, Australia, South America and Africa.

The Company operates in four business segments: U.S. Wholesale, International Wholesale, Consumer Direct and Other. The Company’s U.S. Wholesale sales are made to leading upscale nationwide stores, boutiques and specialty retail stores. The Company’s International Wholesale sales are made to distributors covering more than 50 countries on six continents. The international distributors purchase products at a discount for resale to their customers in their respective territories. The distributors warehouse products at their expense and they ship to and collect payment from their customers directly. The Company’s Consumer Direct segment sells directly to consumers through full-price branded retail stores, branded outlet stores and through its retail internet site located at www.truereligionbrandjeans.com. The Company’s “Other” segment includes the licensing business and unallocated corporate expenses. The Company selectively licenses to third parties the right to use its various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. The licensing business is included in the Other segment.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The same accounting policies are followed for preparing quarterly and annual financial information. All adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.  The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Concentration of Credit Risks

As of March 31, 2008, accounts receivable from customers included $1.5 million due from an authorized Japanese distributor. The Company has a security interest in the distributor’s assets as collateral for the receivable.

During the three months ended March 31, 2008 and 2007 sales to one customer accounted for 13% and 12%, respectively, of the Company’s net sales.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include reserves for customer returns; chargebacks and markdowns; allowances for bad debts; contingencies; fixed asset useful lives; accounting for income taxes and related contingencies; and the valuation of stock—based compensation and related forfeiture rates.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the

FASB issued FASB Staff Position No. FAS 157-1 (“FSP 157-1”) and FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), affecting implementation of SFAS 157. FSP FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases (“SFAS 13”), and other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. For all other items, SFAS 157 was effective for the Company as of January 1, 2008.  The Company adopted SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 as of January 1, 2008. The adoption did not have a material affect on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the Company as of January 1, 2008. The Company has not changed the measurement of its assets and liabilities as a result of SFAS 159: therefore, SFAS 159 had no effect on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business combinations (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items including expensing acquisition-related costs as incurred, valuing non-controlling interest (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. Generally, the effect of SFAS 141(R) will depend on future acquisitions, if any.

NOTE 3 — Marketable Securities

The Company’s investments in marketable securities may consist of United States Government and Government Agency Bonds, auction rate securities and commercial paper. Auction rate securities are variable rate bonds whose interest rate is periodically reset, typically every 7, 28, or 35 days. The underlying securities have contractual maturities from 2025 through 2042. The auction rate securities are classified as “available-for-sale” in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. Any unrealized gains or temporary unrealized losses, are reported as a component of accumulated other comprehensive income in the condensed consolidated balance sheets. The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. The Company has the ability to hold such securities long-term.

As of March 31, 2008, the Company held $10.2 million of municipal notes with an auction reset feature (“auction rate securities”). These securities are collateralized by higher education funded student loans, and are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists. The Company has experienced failed auctions for its securities in the quarter ended March 31, 2008. Given the uncertain credit markets and the incidences of failure within the auction markets, there can be no assurances as to when the Company will be able to liquidate a particular issue. In such case of a continuing failure, the Company would not be able to access those funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process. Furthermore, if this situation were to persist despite the Company’s ability to hold such investments for the long-term, the Company may be required to record an impairment charge at a future date.

In the quarter ended March 31, 2008, the estimated fair value of five auction rate securities with a combined par value of $5.0 million decreased by $0.2 million.  The Company believes that this decline in fair value is temporary and has recognized this change in value by reducing the investment in marketable securities and charging other comprehensive income.  These securities have continued to pay their scheduled cash interest payments.

The Company will continue to monitor and evaluate these investments as there is no assurance as to when, or if, the market for this investment class will return to orderly operations. As such, the Company believes that the anticipated recovery period for these investments may be longer than twelve months and as a result the Company had classified $10.2 million of these investments, net of unrealized losses, as long-term marketable securities at March 31, 2008.

SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value.

•                  Level 1: Quoted prices in active markets for identical assets or liabilities.

•                  Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•                  Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.

The Company holds $25.1 million of cash equivalents that represent Level 1 investments.

The Company’s auction rate securities represent Level 3 investments valued based on broker quotes.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008 (amounts in thousands):

Auction Rate Securities
Balance at December 31, 2007	$—
Transfers to Level 3	15,545
Realized loss included in income	—
Unrealized loss included in other comprehensive loss	(177)
Net settlements, including accrued interest	(5,346)
Balance at March 31, 2008	$10,022

NOTE 4 — Accounts Receivable

The Company recorded the following allowances against its accounts receivable (amounts in thousands):

	March 31	December 31,
	2008	2007
Bad debt reserve	$335	$244
Reserve for markdowns and chargebacks	385	385
Reserve for returns from customers	165	317
Total	$885	$946

NOTE 5 — Inventory

Inventory is summarized below (amounts in thousands):

	March 31,	December 31,
	2008	2007
Raw Materials	$355	$262
Work-in-Progress	5,881	6,648
Finished Goods	18,383	13,861
Total	$24,619	$20,771

NOTE 6 — Property and Equipment

Property and equipment is summarized below (amounts in thousands):

	March 31,	December 31,
	2008	2007
Computers and other equipment	$1,079	$966
Furniture and fixtures	928	892
Leasehold improvements	11,386	9,868
Machinery & equipment	1,068	894
Trade show booths	801	801
Construction in progress	3,072	743
	18,334	14,164
Less: Accumulated depreciation	3,177	2,585
Property and equipment, net	$15,157	$11,579

NOTE 7 — Stock-based Compensation

The following table summarizes the Company’s stock-based compensation expense (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007
Restricted stock grants, net of estimated forfeitures	$3,864	$1,830
Stock options	—	320
Total stock-based compensation expense, before tax benefits	3,864	2,150
Tax benefits	817	447
Total stock-based compensation expense, after tax benefits	$3,047	$1,703

In the first quarter of 2008, the Compensation Committee of the Company’s Board of Directors approved restricted stock awards of up to 606,458 shares. 127,708 of these restricted shares vested immediately. Up to 400,000 will vest in 2009 and 2010 if the Company achieves certain performance targets in 2008. The remaining 78,750 restricted shares, which are not subject to achieving performance targets, will vest in the first quarter of 2009 and 2010.

During 2007, the Company implemented a practice of repurchasing common shares, upon an employee’s request, to satisfy employee minimum statutory income tax withholdings for restricted shares as they vest.  During the three months ended March 31, 2008, the Company repurchased 122,491 shares for a total amount of $2.3 million.

The following table summarizes the Company’s restricted stock activities for the three months ended March 31, 2008 (amounts in thousands, except per share value):

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
		Fair	Life
	Shares	Value	(Years)
Non-vested, beginning of year	547,916	$16.87
Granted	606,458	$17.67
Vested	(341,125)	$16.56
Forfeitures	(21,056)	$16.91
Non-vested, end of period	792,193	$17.55	1.4

As of March 31, 2008, the Company estimates a forfeitures rate of 7.9% based on historical experience.  The aggregate intrinsic value of restricted stock outstanding as of March 31, 2008, adjusted for estimated forfeitures, was $14.9 million.  As of March 31, 2008, the total unamortized share-based compensation expense related to the restricted shares was $10.4 million, which is expected to be recognized over a weighted average period of 1.4 years.  Additionally, if all performance targets are reached we would record an additional $1.1 million of stock-based compensation.  The total fair value of restricted stock vested during the three months ended March 31, 2008 and 2007 was $5.6 million and $4.5 million, respectively.

Stock Options

Most stock option grants have a term of 5 years. All outstanding stock options have vested. The fair value of each option grant was estimated as of the date of grant using a Black-Scholes option pricing model.

Aggregated information regarding the Company’s stock option activities is summarized below:

		Wtd.	Wtd.
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding December 31, 2007	836,665	$1.83
Outstanding March 31, 2008	836,665	$1.83	1.4	$13,986,980

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options.  SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  No stock options were exercised in the three months ended March 31, 2008; 105,000 options were exercised in the corresponding period in 2007.  The Company reported less than $0.1 million of excess tax benefits as financing cash flows for the three months ended March 31, 2007.  The total tax benefit realized from stock option exercises for the three months ended March 31, 2007 was less than $0.1 million.  Cash received from stock option exercises was less than $0.1 million for the three months ended March 31, 2007.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands, except per share information):

	Quarter Ended March 31,
	2008	2007
Net income	$6,947	$5,159

Basic shares	23,221	22,879
Dilutive effect of stock options and restricted stock	849	948
Diluted shares	24,070	23,827

Earnings per basic share	$0.30	$0.23
Earnings per diluted share	$0.29	$0.22

NOTE 9 – Other Comprehensive Income

Comprehensive income consists of net income and unrealized gain (loss) on investments available for sale. A reconciliation of comprehensive income for the three months ended March 31, 2008 and 2007 is as follows (amounts in thousands):

	Quarter Ended March 31,
	2008	2007
Net income	$6,947	$5,159
Unrealized gain (loss) on investments, net of taxes	(104)	39
Other comprehensive income	$6,843	$5,198

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

Fourteen of the eighteen retail leases also require payment of a percent of sales ranging from 6% to 7%. The Company has options to renew certain leases under various terms as specified within each lease agreement. The Company has no capitalized lease obligations. As of March 31, 2008, the Company had entered into a total of 39 lease agreements for an aggregate of approximately 187,000 square feet of space.

Future minimum lease payments under these operating leases as of March 31, 2008 are summarized as follows (amounts in thousands):

2008	$4,084
2009	6,918
2010	7,115
2011	6,916
2012	6,687
Thereafter	34,359
Total minimum lease payments	$66,079

Legal Proceedings

From time to time, the Company is involved in various legal proceedings, which are incidental to the ordinary course of our business. The Company does not believe that these routine matters are material to its business or financial condition.

NOTE 11 — Segment Information

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2008 and 2007 (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net sales:
Wholesale - U.S.	$32,511	$25,101
Wholesale - International	8,903	6,926
Consumer Direct	11,778	4,057
Other	240	159
	$53,432	$36,242

Operating income:
Wholesale - U.S.	$9,047	$9,773
Wholesale - International	3,981	3,344
Consumer Direct	4,739	1,679
Other	(6,417)	(5,919)
	$11,350	$8,877

	Three Months Ended
	March 31,
	2008	2007

Total assets:
Wholesale – U.S.	$25,803	$24,897
Wholesale - International	4,096	4,714
Consumer Direct	18,587	12,158
Other	79,252	47,184
	$127,738	$88,953

Capital expenditures:
Wholesale – U.S.	$—	$—
Wholesale - International	—	—
Consumer Direct	2,669	1,365
Other	568	1,967
	$3,237	$3,332

The 2007 Total Asset segment information has been adjusted from our previous disclosure as we now reflect cash, cash equivalents short-term investments and related capital expenditures in “Other” as they are managed by our corporate operations.

NOTE  12 — Supplemental Disclosure of Cash Flow Information (Amounts in thousands)

	Quarter Ended March 31,
	2008	2007
Interest paid	$18	$11
Taxes paid	$117	$850

At March 31, 2008, the Company had recognized the purchase of $1.6 million property and equipment that had not yet been paid for.  These purchases are included in “property and equipment, net” and the payment obligation in “accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheet.

The Company also debited (credited) $177 and ($39) to accumulated other comprehensive income, before tax effects, for the unrealized loss (gain) on marketable securities.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions.  You may find some of these statements below and elsewhere in this Quarterly Report.  These forward-looking statements are not historical facts and are inherently uncertain and outside of our control.  Any or all of our forward-looking statements in this report may turn out to be wrong.  The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the Company’s financial condition, operating results, business prospects or any other information or aspect of the Company, you are advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to:

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company’s consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

Results of Operations - Overview

We design, market, distribute and sell premium denim apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include pants, tops, and jackets, made from denim, fleece, corduroy and other fabrics. We are known for our unique fit and styling details. Through multiple wholesale and retail channels, our expanding product line reaches fashion-conscious consumers on six continents, including North and South America, Asia, Europe, Australia and Africa.

First Quarter 2008 Highlights

During the first quarter of 2008, we continued to experience strong brand and product acceptance across our multi-channel business model.  The key highlights of the first quarter of 2008 were:

•                  Net sales increased 47.4% to $53.4 million.

•                  Operating income increased 27.9% to $11.4 million.

•                  Net income increased 34.7% to $6.9 million.

•                  Earnings per diluted share increased 31.8% to $0.29 per diluted share.

First Quarter 2008 Compared to First Quarter 2007

The following table summarizes results of operations for the first quarter of 2008 compared to the first quarter 2007 (dollar amounts in thousands, except per share data):

	Year Ended March 31,
	2008		2007
	Amount	%	Amount	%	Increase	%
Net sales	$53,432	100.0%	$36,242	100.0%	$17,190	47.4%
Gross profit	30,485	57.1%	20,420	56.3%	10,065	49.3%
Selling, general and administrative expenses	19,135	35.8%	11,543	31.8%	7,592	65.8%
Operating income	11,350	21.2%	8,877	24.5%	2,473	27.9%
Interest income, net	424	0.8%	441	1.2%	(17)	-3.9%
Provision for income taxes	4,827	9.0%	4,061	11.2%	766	18.9%
Net Income	6,947	13.0%	5,159	14.2%	1,788	34.7%
Net income per share - Basic	$0.30		$0.23		$0.07	30.4%
Net income per share - Diluted	$0.29		$0.22		$0.07	31.8%

Net Sales

U.S. Wholesale net sales increased 29.5% to $32.5 million.  Our sales to “major” accounts increased 52% from the prior year period as these customers increased their purchases of brands that have the highest sell-through rates.  Also, our 2008 denim collection included new fabrics and style details that were received well by the majors’ buyers and their retail customers.  The sales to boutique customers increased 9%, as the demand for our 2008 denim collection was tempered by the overall slower boutique business.

International wholesale net sales increased 28.5% to $8.9 million due to increased sales to Germany, Korea and Canada.  Beginning with the spring 2008 season, we started the pre-season selling activities sooner than in the prior year, which we believe contributed to the growth in our international sales along with the favorable customer reaction to our newer collections.

Consumer direct net sales increased 190.3% to $11.8 million as we have opened 11 of our 18 stores since the end of the 2007 first quarter.  In addition to the store count increase, the consumer direct net sales benefited from the favorable customer reaction to our 2008 collection over the expansion of our sportswear and licensed products, which comprised 28% of our retail store sales in the first quarter of 2008. Jeans represented 72% of retail store sales in the first quarter of 2008.

Operating Income

Operating income increased 27.9% to $11.4 million in 2008 as compared to $8.9 million in 2007, driven by increases in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses.  Operating margin decreased to 21.2% in 2008 from 24.5% in 2007.  This decline is attributable to an increase in stock-based compensation and advertising expenses.

Gross profit increased 49.3% to $30.5 million in 2008 compared to $20.4 million in 2007.  Wholesale gross profit increased 22.4% to $21.0 million in 2008 on an increase in net sales of 29.3%.  Consumer direct gross profit increased to $9.2 million from $3.1 million in 2007.  Gross margin increased to 57.1% in 2008 from 56.3% in 2007 due to favorable channel mix shift, reflecting increased Consumer Direct sales, which was partially offset by an increase in wholesale sales to “major” accounts that receive volume price discounts, and increased import fabric freight costs.

The following table presents the components of Selling, general & administrative expenses (dollar amounts in thousands):

	2008	2007	Change	%
Wholesale	$8,487	$5,497	$2,990
Consumer direct	4,456	1,455	3,001
General & administrative	6,192	4,591	1,601
Total SG&A Expenses	$19,135	$11,543	$7,592	65.8%

During the first quarter of 2008, SG&A expenses increased 65.8% to $19.1million, compared to $11.5 million in the same period last year.

Wholesale operating expenses increased due to a planned increase in advertising and additional warehouse operating costs to support the increase in wholesale and consumer direct sales.  In the consumer direct segment, operating costs increased as the Company has opened eleven of its eighteen stores since March 31, 2007; this segment’s operating income as a percentage of its net sales was 40.2 percent, which exceeds our goals for this segment.

General and administrative expenses increased due to a $2.0 million increase in restricted stock compensation as compared to the corresponding quarter in the prior year.  The restricted stock compensation increase is driven by a combination of the difference in grant dates for awards that initially vested in January 2007 (grant date was December 2006) and in January 2008 (grant date was January 2008) as the January 2007 award was recorded in December 2006; also, the overall restricted stock compensation increased as new participants have joined the Company in the past year.  In 2007, the Company recognized approximately $1.2 million related to the termination and replacement of two former executives.

Interest Income, net

Interest income, net was $0.4 million for the three months ended March 31, 2008 compared to $0.4 million in the three months ended March 31, 2007.  While we had an increase in our cash equivalents and marketable securities in the first quarter of 2008 as compared to the first quarter of 2007, the average yield on our investments has decreased due to changes in the investment market and our shift to more conservative investments.

Provision for Income Taxes

The effective tax rate was 41.0% for first quarter of 2008 compared to 44.0% in the first quarter of 2007. The 2007 effective tax rate was higher than the 2008 rate because a significant amount of our 2007 executive compensation was not deductible for income tax purposes.  Beginning in 2008, we have revised our executive compensation programs so most of our executive compensation will be deductible for income tax purposes.

Net Income and Earnings Per Diluted Share

Net income was $6.9 million for the three months ended March 31, 2008 compared to $5.2 million for the three months ended March 31, 2007.  This 34.7% increase is attributable to increased net sales as well as significant operating income improvement, as discussed above.  Earnings per diluted share increased 31.8% from $0.22 in the three months ended March 31, 2007 to $0.29 in the three months ended March 31, 2008.

Financial Condition

Net cash provided by operating activities was $19.4 million in the first quarter of 2008 compared to $8.4 million in the first quarter of 2007.  This increase in net cash provided by operating activities is attributable to the collection of receivables from international distributors in the first quarter of 2008, an increase in the non-cash restricted stock compensation, and increased net income in the first quarter of 2008 as compared to the same period in 2007.

Net cash provided by investing activities was $1.9 million in 2008 compared to net cash used of $8.3 million in 2007.  The change of $6.4 million resulted from the net sales of investments of $5.2 million as compared to the net purchases of investments of $5.0 million 2007.  Capital expenditures were comparable for both years and were primarily from the build-out of new retail stores.

Net cash used in financing activities was $2.2 million in the first quarter of 2008 compared to net cash used of $1.4 million in the first quarter of 2007.  In the first quarter of 2008, the Company paid $2.2 million when employees elected to have the Company withhold common stock to satisfy their minimum statutory income tax withholdings on restricted shares that vested and options that were exercised during the year as compared to $1.5 million in the first quarter of 2007.

Liquidity and Capital Resources

Management believes that cash flow from continuing operations and on-hand cash and cash equivalents will provide adequate funds for the foreseeable working capital needs and planned capital expenditures.  Over the long term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We believe our cash and cash equivalents and future operating cash flows, as well as any potential future borrowing facilities, will be sufficient to fund scheduled future payments and potential long-term initiatives.  While the Company has investments in auction rate securities which recently experienced an illiquid market, we do not believe that any illiquidity in our long-term investments will impact our future ability to meet our cash needs.  See Item 3 Quantitative and Qualitative Disclosures about Market Risk.

Capital expenditures for the remaining 2008 are expected to approximate $12.0 million.

Factoring Agreement

In December 2007, Guru Denim Inc., entered into a collection factoring agreement with Merchant Factors Corp.  The collection factoring agreement with Merchant Factors Corp. has an initial term of seven months, ending in June 2008.  Guru Denim sells to Merchant Factors its domestic wholesale receivables that Merchant Factors chooses to approve for credit.  Merchant Factors has the right to reassign or resell the receivables to other business entities.  Guru Denim pays a commission fee to Merchant Factors, which assumes the credit risk for all receivables that it purchases from Guru Denim.

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

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the first quarter ended March 31, 2008 are consistent with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on May 1, 2008, except with respect to the adoption of new accounting pronouncements.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP 157-1”) and FASB Staff Position No. FAS 157-2 (”FSP FAS 157-2”), affecting implementation of SFAS 157. FSP FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases (“SFAS 13”), and other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. For all other items, SFAS 157 was effective as of January 1, 2008. We adopted SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 as of January 1, 2008. The adoption did not have a material affect on our condensed consolidated balance sheet, statement of income, or statement of cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the Company as of January 1, 2008. We have not changed the measurement of our assets and liabilities as a result of SFAS 159; therefore, SFAS 159 had no effect on our condensed consolidated financial statements.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of March 31, 2008, we had funds invested in auction rate securities which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) These investments were treated as available-for-sale under SFAS 115. The carrying value of these investments approximates fair market value. Beginning February 2008, the Company had eight issues fail at auction, with a total par value of $10.2 million. Given the deteriorating credit markets, and the increased incidence of failure within the auction market, there can be no assurances as to when we will be able to liquidate a particular issue. In such case of a continuing failure in the auction markets we would not be able to access those funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process. Furthermore, if this situation were to persist despite our ability to hold such investments long-term, we may be required to record an impairment charge at a future date.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

        As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures were not effective due to material weaknesses that were reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  The material weaknesses discussed in that report are as follows:

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

Notwithstanding the material weaknesses described above, our management has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control Over Financial Reporting

In the first quarter of 2008, we have documented our accounting policies for stock-based compensation.

PART II — OTHER INFORMATION

ITEM 1.       Legal Proceedings

From time to time, the Company is involved in various legal proceedings, which are incidental to the ordinary course of our business. The Company does not believe that these routine matters are material to its business or financial condition.

ITEM 1A.    Risk Factors

In our 2007 Annual Report on Form 10-K, we discussed the Company’s risk factors in Part I, “Item 1A. Risk Factors”.  There has been no material changes in our risk factors form those discussed in the 2007 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

                                                                        (a)   None

                                                                        (b)   None

                                                                        (c)   See below.

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2008, through January 31, 2008	115,200	$17.89	—	—
February 1, 2008, through February 29, 2008	1,333	$20.04	—	—
March 1, 2008, through March 31, 2008	5,958	$18.74	—	—
Total	122,491	$18.09	—	—

(a)

These columns reflect the surrender to the Company of shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.       Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description
10.1	True Religion Apparel, Inc. Executive Cash Incentive Bonus Plan (incorporated by reference from our Form 8-K Current Report filed on April 3, 2008.)

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.

By:	/s/ JEFFREY LUBELL
Jeffrey Lubell, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 12, 2008

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 12, 2008