Form 10-Q
period 2008-06-30
TRUE RELIGION APPAREL INC
filed 2008-08-08
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended June 30, 2008

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

As of August 7, 2008 there were 24,383,205 shares of common stock outstanding.

TRUE RELIGION APPAREL, INC.

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$43,087	$28,686
Marketable securities, available for sale	—	5,345
Accounts receivable, net of allowances:
From factor	20,610	14,709
From customers	6,024	13,189
Inventory	29,712	20,771
Deferred income tax assets	4,179	4,707
Prepaid expenses and other current assets	3,789	2,305
Total current assets	107,401	89,712
Property and equipment, net	20,017	11,579
Marketable securities, available for sale	8,904	10,200
Deferred income tax assets	1,859	561
Other assets	1,534	1,206

TOTAL ASSETS	$139,715	$113,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$9,575	$9,597
Accrued salaries, wages and benefits	4,022	4,059
Income taxes payable	12,980	3,210
Total current liabilities	26,577	16,866
Long-term deferred rent	3,252	1,145
Total liabilities	29,829	18,011

Commitment and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000, shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 24,385 and 23,587 issued and outstanding, respectively	2	2
Additional paid-in capital	32,980	26,491
Retained earnings	77,571	68,754
Accumulated other comprehensive loss, net	(667)	—
Total stockholders’ equity	109,886	95,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,715	$113,258

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$64,158	$35,857	$117,590	$72,099
Cost of sales	27,270	15,312	50,218	31,133
Gross profit	36,888	20,545	67,372	40,966

Selling, general, and administrative expenses	21,497	12,136	40,632	23,792

Operating income	15,391	8,409	26,740	17,174

Interest income, net	(364)	(508)	(788)	(963)

Income before provision for income taxes	15,755	8,917	27,528	18,137
Provision for income taxes	6,474	3,927	11,301	7,988
Net income	$9,281	$4,990	$16,227	$10,149

Earnings per share:
Basic	$0.39	$0.22	$0.69	$0.44
Diluted	$0.39	$0.21	$0.67	$0.43

Weighted average shares outstanding:
Basic	23,520	22,934	23,370	22,907
Diluted	23,934	23,982	24,054	23,877

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,227	$10,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,280	901
Provision for bad debts, returns and markdowns	445	109
Stock-based compensation	5,904	3,438
Tax benefit from stock-based compensation	71	1,303
Excess tax benefit from stock-based compensation	(71)	(1,270)
Deferred income tax provision	(758)	(633)
Other	(20)	(125)
Changes in operating assets and liabilities:
Accounts receivable from customers	7,025	821
Accounts receivable from factor	(6,211)	(3,052)
Inventory	(8,941)	(3,438)
Prepaid expenses and other current assets	(1,484)	(1,678)
Other assets	(246)	(146)
Accounts payable and accrued expenses	(827)	(1,062)
Accrued salaries, wages and benefits	(37)	161
Income taxes payable	10,222	(2,877)
Long-term deferred rent	2,107	265
Net cash provided by operating activities	24,686	2,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,981)	(5,062)
Expenditures to establish trademarks	(27)	(150)
Purchases of marketable securities	—	(15,100)
Sales of marketable securities	5,550	—
Net cash used in investing activities	(3,458)	(20,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	26	198
Tax withholding payment for stock-based compensation	(6,923)	(3,044)
Excess tax benefit from stock-based compensation	71	1,270
Net cash used in financing activities	(6,826)	(1,576)

Effect of exchange rate changes in cash	(1)	—

Net increase (decrease) in cash and cash equivalents	14,401	(19,022)
Cash and cash equivalents, beginning of period	28,686	44,878
Cash and cash equivalents, end of period	$43,087	$25,856

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2008

(Unaudited)

NOTE 1 — Description of the Business

True Religion Apparel, Inc. (“the Company”) designs, markets, sells and distributes premium fashion apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” The Company’s products include pants, tops and jackets made from denim, fleece, corduroy and other fabrics. The Company is known for its unique fits and styling details. Through multiple wholesale and retail channels, the Company’s expanding product line reaches fashion-conscious consumers on six continents, including North America, Asia, Europe, Australia, South America and Africa.

The Company operates in four business segments: U.S. Wholesale, International Wholesale, Consumer Direct and Other. The Company’s U.S. Wholesale sales are made to leading upscale nationwide retailers and boutiques. The Company’s International Wholesale sales are primarily made to distributors covering more than 50 countries on six continents. The international distributors purchase products at a discount for resale to their customers in their respective territories. The distributors warehouse products at their expense and they ship to and collect payment from their customers directly. The Company also sells directly to consumers through full-price branded retail stores, branded outlet stores and through its retail internet site located at www.truereligionbrandjeans.com. In addition, the Company selectively licenses to third parties the right to use its various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. The licensing business is included in the Other segment.  Our corporate operations, which includes executive, legal and HR departments, is also included in the Other segment.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Guru Denim, Inc. and True Religion Japan, KK, which was formed in the second quarter of 2008.  The impact of the foreign exchange and translation gains and losses were not material during the six months ended June 30, 2008.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC. The same accounting policies are followed for preparing quarterly and annual financial information. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Concentration of Credit Risks

During the six months ended June 30, 2008 and 2007 sales to one customer accounted for 15% and 14%, respectively, of the Company’s net sales.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include reserves for customer returns; chargebacks and markdowns; allowances for bad debts; contingencies; fixed asset useful lives; income taxes and related contingencies; and the valuation of stock—based compensation and related forfeiture rates.

Fair Value Measurements

Effective January 1, 2008, the Company adopted  Statement of Financial Accounting Standards No. 157, Fair Value Measurements

(“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.  The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP 157-1”) and FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), affecting implementation of SFAS 157. FSP FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases (“SFAS 13”), and other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. The Company is presently evaluating the impact of the adoption of SFAS 157 for its nonfinancial assets and nonfinancial liabilities and does not believe it will have a material effect on its consolidated financial statements.

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

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.  The Company’s auction rate securities represent Level 3 investments valued based on broker quotes as well as subsequent auctions, if any (see Note 3).

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

NOTE 3 — Marketable Securities

The Company’s investments in marketable securities consist of auction rate securities. Auction rate securities are variable rate bonds whose interest rate is periodically reset, typically every 7, 28, or 35 days. The underlying securities have contractual maturities from 2034 through 2042. As of June 30, 2008, the Company held eight auction rate securities with an aggregate par value of $9.9 million and a fair value $8.9 million.  These securities are collateralized by higher education funded student loans and seven of the eight are supported by the federal government as part of the Federal Family Education Loan Program (FFELP).  Five of the eight securities have a AAA rating and the remaining three securities have a AA rating from at least one of two leading rating agencies (S&P and Moody’s).  These securities have continued to pay their scheduled cash interest payments.

The Dutch auction process that periodically resets the applicable interest rate is intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers, the risk of a failed auction exists. All eight auction rate securities that the Company holds experienced failed auctions in the six months ended June 30,

2008. Given the uncertain credit markets and the incidences of failure within the auction markets, there can be no assurances as to when the Company will be able to liquidate a particular issue. Due to the current failure, the Company is not able to access these funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process. Furthermore, if this situation were to persist despite the Company’s ability to hold such investments for the long-term, the Company may be required to record an impairment charge at a future date.

The auction rate securities are classified as “available-for-sale” in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. Any unrealized gains or temporary unrealized losses, are reported as a component of accumulated other comprehensive income in the condensed consolidated balance sheets. The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. At June 30, 2008, the Company does not believe any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence as of these dates.   The Company will continue to monitor and evaluate these investments as there is no assurance as to when, or if, the market for this investment class will return to orderly operations. As such, the Company believes that the anticipated recovery period for these investments may be longer than twelve months and as a result the Company had classified these investments, net of unrealized losses, as long-term marketable securities at June 30, 2008.   The Company has the ability to hold such securities long-term.

The Company holds $42.3 million of cash equivalents that represent Level 1 investments.

The Company’s auction rate securities represent Level 3 investments valued based on broker quotes.  The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets during the six months ended June 30, 2008 (amounts in thousands):

Auction Rate
Securities
Balance at December 31, 2007	$—
Transfers to Level 3, including accrued interest	15,545
Realized/unrealized interest included in income	34
Unrealized loss included in accumulated other comprehensive loss	(1,125)
Net settlements	(5,550)
Balance at June 30, 2008	$8,904

NOTE 4 — Accounts Receivable

The Company recorded the following allowances against its accounts receivable (amounts in thousands):

	June 30,	December 31,
	2008	2007
Bad debt reserve	$109	$244
Reserve for markdowns and chargebacks	422	385
Reserve for trade discounts	676	514
Reserve for returns	334	317
Total	$1,541	$1,460

At December 31, 2007, the Company’s reserve for trade discounts was presented as a reduction to Accounts Receivable From Factor but has been reclassed to conform to the current period presentation.

NOTE 5 — Inventory

Inventory is summarized below (amounts in thousands):

	June 30,	December 31,
	2008	2007
Raw Materials	$423	$262
Work-in-Process	5,138	6,648
Finished Goods	24,151	13,861
Total	$29,712	$20,771

NOTE 6 — Property and Equipment

Property and equipment is summarized below (amounts in thousands):

	June 30,	December 31,
	2008	2007
Computers and other equipment	$1,383	$966
Furniture and fixtures	1,710	892
Leasehold improvements	15,190	9,868
Machinery and equipment	1,228	894
Trade show booths	801	801
Construction-in-progress	3,626	743
	23,938	14,164
Less accumulated depreciation	3,921	2,585
Property and equipment, net	$20,017	$11,579

NOTE 7 — Stock-based Compensation

The following table summarizes the Company’s stock-based compensation expense (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Restricted stock grants, net of estimated forfeitures	$2,040	$1,288	$5,904	$3,118
Stock options	—	—	—	320
Stock-based compensation expense, before tax benefits	2,040	1,288	5,904	3,438
Tax benefits	555	268	1,606	715
Stock-based compensation expense, net	$1,485	$1,020	$4,298	$2,723

Restricted Stock

During the six months ended June 30, 2008, the Company made restricted stock awards of 633,958 shares, of which 127,708 restricted shares vested immediately. Up to 400,000 will vest in 2009 and 2010 if the Company achieves certain performance targets in 2008. The remaining 106,250 restricted shares will vest in the first two quarters of 2009 and 2010.

During 2007, the Company implemented a practice of withholding common shares, upon an employee’s request, to satisfy employee minimum statutory income tax withholdings for restricted shares as they vest.  During the six months ended June 30, 2008 and 2007, the Company withheld 143,973 and 113,026 shares, respectively, for a total amount of $2.6 million and $1.8 million, respectively.

The following table summarizes the Company’s restricted stock activities for the six months ended June 30, 2008:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
		Fair	Life
	Shares	Value	(Years)
Non-vested, beginning of year	547,916	$16.87
Granted	633,958	$17.89
Vested	(396,791)	$16.75
Forfeitures	(12,056)	$17.13
Non-vested, end of period	773,027	$17.62	1.5

As of June 30, 2008, the Company estimates a forfeiture rate of 7.2% based on historical experience.  The aggregate intrinsic value of restricted stock outstanding as of June 30, 2008, adjusted for estimated forfeiture, was $19.1 million.  As of June 30, 2008, the total unamortized share-based compensation expense related to the restricted shares was $9.5 million, which is expected to be recognized over a weighted average period of 1.5 years.  Additionally, if all performance targets are reached we would record an additional $0.5 million of stock-based compensation.  The total fair value of restricted stock vested during the six months ended June 30, 2008 and 2007 was $6.6 million and $5.5 million, respectively.

Stock Options

Stock options outstanding at June 30, 2008 were granted under the Company’s 2005 Stock Incentive Plan.  Option grants were for a term of five years and vested over a period of two to three years.  All outstanding options at June 30, 2008 are fully exercisable.  The fair value of each option grant was estimated as of the date of grant using a Black-Scholes option pricing model.

The following table summarizes the Company’s stock option activities for the six months ended June 30, 2008:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value
Outstanding, beginning of year	836,665	$1.83
Exercised	(636,665)	$0.81
Cancelled	—
Outstanding, end of period	200,000	$5.10	1.46	$4,310

During the six months ended June 30, 2008 options to acquire 636,665 shares of the Company’s common stock were exercised, of which 306,807 of the shares were withheld by the Company to meet the related employee minimum statutory income tax withholding requirements of $4.3 million and exercise price of $0.5 million.  During the six months ended June 30, 2007, options to acquire 271,667 shares of the Company’s common stock were exercised, of which 67,848 of these shares were withheld by the company to meet the related minimum statutory income tax withholding requirements of $1.3 million.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options.  SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  In accordance with SFAS No. 123(R), the Company reported $0.1 million and $1.3 million of excess tax benefits as financing cash flows for the six months ended June 30, 2008 and 2007, respectively.  The total tax benefit realized from stock option exercises for the six months ended June 30, 2008 and  2007 was $0.1 million and $1.3 million, respectively.  Cash received from stock option exercises was less than $0.1 million and $0.2 million for the six months ended June 30, 2008 and 2007, respectively.

NOTE 8 – Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding, and diluted earnings per share are computed based upon the weighted average number of common shares outstanding plus dilutive common share equivalents outstanding during the periods using the treasury stock method.   Dilutive common share equivalents consist of incentive stock options, non-qualified stock options and restricted stock awards, other than performance awards which are excluded from diluted shares outstanding until the performance condition is achieved.

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$9,281	$4,990	$16,227	$10,149

Basic shares	23,520	22,934	23,370	22,907
Dilutive effect of unvested restricted stock and stock options	414	1,048	684	970
Diluted shares	23,934	23,982	24,054	23,877

Earnings per share - basic	$0.39	$0.22	$0.69	$0.44
Earnings per share - diluted	$0.39	$0.21	$0.67	$0.43

NOTE 9 – Other Comprehensive Income

Comprehensive income consists of net income, unrealized gain (loss) on investments available for sale and cumulative translation adjustments. A reconciliation of other comprehensive income for the three and six months ended June 30, 2008 and 2007 is as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$9,281	$4,990	$16,227	$10,149
Unrealized loss on available for sale marketable securities, net of taxes	(557)	(39)	(661)	—
Cumulative translation adjustment	(6)	—	(6)	—
Other comprehensive income	$8,718	$4,951	$15,560	$10,149

NOTE 10 — Commitments and Contingencies

Leases

The Company leases its headquarters and retail store locations under operating lease agreements expiring on various dates through January 2020. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being recorded and amortized over the initial lease term on a straight-line basis.

Of the 47 retail leases, 40 require payment of a percent of sales ranging from 4.0% to 7.5%. The Company has options to renew certain leases under various terms as specified within each lease agreement. The Company has no capitalized lease obligations. As of June 30, 2008, the Company had entered into a total of 49 lease agreements for an aggregate of approximately 209,000 square feet of space.

Future minimum lease payments under these operating leases as of June 30, 2008 are summarized as follows (amounts in thousands):

2008 (remainder of year)	$3,744
2009	8,836
2010	9,457
2011	9,304
2012	9,156
Thereafter	52,107
Total minimum lease payments	$92,604

Legal Proceedings

From time to time, the Company is involved in various legal proceedings, which are incidental to the ordinary course of our business. The Company does not believe that these routine matters are material to its business or financial condition.

NOTE 11 — Segment Information

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2008 and 2007 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales:
Wholesale - US	$38,388	$24,408	$70,899	$49,509
Wholesale - International	7,846	4,718	16,749	11,644
Consumer Direct	17,655	6,526	29,433	10,583
Other	269	205	509	363
	$64,158	$35,857	$117,590	$72,099

Operating income:
Wholesale - US	$11,841	$7,505	$20,888	$15,636
Wholesale - International	3,201	2,187	7,181	5,749
Consumer Direct	6,246	2,547	10,985	4,184
Other	(5,897)	(3,830)	(12,314)	(8,395)
	$15,391	$8,409	$26,740	$17,174

Capital expenditures:
Wholesale - US			$1,210	$2,620
Consumer Direct			7,771	2,442
			$8,981	$5,062

			June 30,
			2008	2007
Total assets:
Wholesale - US			$45,403	$57,472
Wholesale - International			4,492	—
Consumer Direct			26,716	7,981
Other			63,104	22,151
			$139,715	$87,604

The 2007 Total Asset segment information has been adjusted from our previous disclosure as we now reflect cash, cash equivalents and short-term investments in “Other” as they are managed by our corporate operations.

NOTE  12 — Supplemental Disclosure of Cash Flow Information (amounts in thousands)

	Six Months Ended June 30,
	2008	2007
Cash paid during the period for:
Taxes	$1,783	$11,113

At June 30, 2008, the Company had recognized the purchase of $1.5 million property and equipment that had not yet been paid for.  These purchases are included in “property and equipment, net” and the payment obligation in “accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.

During the six months ended June 30, 2008, an officer exercised 633,333 options and elected to have 31,442 shares withheld to satisfy the exercise price of $0.5 million.

During the six months ended June 30, 2008, the Company recorded an unrealized loss, net of taxes, on its short-term available for sales marketable securities of $0.7 million to accumulated other comprehensive loss.  No amounts were recorded during the six months ended June 30, 2007.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions.  You may find some of these statements below and elsewhere in this Quarterly Report.  These forward-looking statements are not historical facts and are inherently uncertain and outside of our control.  Any or all of our forward-looking statements in this report may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  Many factors monitored in our discussion in this report will be important to determining future results.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Factors that may cause our plans, expectation, future financial condition and results to change are described throughout this report and in our Annual Report on Form 10-K, particularly in “Risk Factors,” Part 1, Item 1A of that report, and include the following:

•              the current downturn in the United States economy;

•              the Company’s ability to predict fashion trends;

•              the Company’s ability to continue to maintain its brand image and reputation;

•              competition from companies with significantly greater resources than ours;

•              the Company’s ability to continue and control its expansion plans.

The forward-looking information set forth in this quarterly report on Form 10-Q is as of August 6, 2008, and we undertake no duty to update this information.  Shareholders and prospective investors can find information filed with the SEC after August 6, 2008 at our website at www.truereligionbrandjeans.com or at the SEC website at www.sec.gov.

RESULTS OF OPERATIONS

We design, market, distribute and sell premium apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include pants, tops, and jackets, made from denim, fleece, corduroy and other fabrics. We are known for our unique fit and styling details. Through multiple wholesale and retail channels, our expanding product line reaches fashion-conscious consumers on six continents, including North America, Asia, Europe, Australia, South America and Africa.  As of June 30, 2008, the Company had 30 retail stores compared to 15 at December 31, 2007 and 8 at June 30, 2007.

Second Quarter 2008 Compared to Second Quarter 2007

The following table summarizes the Company’s results of operations for the three months ended June 30, 2008 and 2007 (amounts in thousands, except per share data):

	Three Months Ended June 30,
	2008		2007		Change
	Amount	%	Amount	%	Amount	%
Net sales	$64,158	100.0%	$35,857	100.0%	$28,301	78.9%
Gross profit	36,888	57.5%	20,545	57.3%	16,343	79.5%
Selling, general and administrative expenses	21,497	33.5%	12,136	33.8%	9,361	77.1%
Operating income	15,391	24.0%	8,409	23.5%	6,982	83.0%
Interest income, net	(364)	(0.6)%	(508)	(1.4)%	(144)	(28.3)%
Provision for income taxes	6,474	10.1%	3,927	11.0%	2,547	64.9%
Net income	$9,281	14.5%	$4,990	13.9%	$4,291	86.0%
Net income per share:
Basic	$0.39		$0.22		$0.17	77.3%
Diluted	$0.39		$0.21		$0.18	85.7%

Highlights

During the second quarter of 2008, we continued to experience strong brand and product acceptance across our multi-channel business model. The key highlights of the second quarter of 2008 were:

•                  Net sales increased 78.9% to $64.2 million due to increased wholesale sales and the continued expansion of our consumer direct channel.

•                  Gross profit as a percentage of net sales increased to 57.5% from 57.3% due to the increase in the consumer direct segment’s net sales.

•                  Selling, general and administrative expenses increased 77.1% or $9.4 million but decreased as a percentage of net sales from 33.8% to 33.5%.

•                  Operating income increased $7.0 million or 83.0% due to the increase in net sales.

•                  Earnings per diluted share increased 85.7% to $0.39 per diluted share due primarily to the increase in net sales.

Net Sales

The following table summarizes net sales by distribution channel for the three months ended June 30, 2008 and 2007 (amounts in thousands):

	June 30,		Change
	2008	2007	Amount	%
Wholesale - US	$38,388	$24,408	$13,980	57.3%
Wholesale - International	7,846	4,718	3,128	66.3%
Consumer Direct	17,655	6,526	11,129	170.5%
Other	269	205	64	31.2%
Total net sales	$64,158	$35,857	$28,301	78.9%

U.S. Wholesale net sales increased 57.3% to $38.4 million. Our sales to “major” accounts, which consist of customers such as Nordstrom, Bloomingdale’s, Saks Fifth Avenue and Nieman Marcus, increased 84% from the prior year period as these customers increased their purchases of brands that have the highest sell-through rates. Also, our 2008 jean collection included new fabrics and style details that were received well by the majors’ buyers and their retail customers. Our net sales to boutique customers increased 5.1%, as the demand for our 2008 jean collection was tempered by our decision to not ship orders for accounts that were past due or suspected of re-selling our merchandise to unapproved retailers.

International wholesale net sales increased 66.3% to $7.8 million due to increased sales to the United Kingdom, Canada and Germany. Offsetting this increase was a planned decrease in sales to Japan as a result of the Company transitioning from a third party distributor to a company owned subsidiary in Japan. Beginning with the spring 2008 season, we started the pre-season selling activities sooner than in the prior year, which we believe contributed to the growth in our international sales along with the favorable customer reaction to our newer collections.

Consumer direct net sales increased 170.5% to $17.7 million as we have opened 22 of our 30 stores since the end of the 2007 second quarter. In addition to the store count increase, the consumer direct net sales benefited from the favorable customer reaction to our 2008 collection over the expansion of our sportswear and licensed products, which comprised 27% of our retail store sales in the second quarter of 2008.

Gross Profit

The following table summarizes gross profit by distribution channel for the three months ended June 30, 2008 and 2007 (amounts in thousands):

	June 30,		Change
	2008	2007	Amount	%
Wholesale - US	$19,550	$13,070	$6,480	49.6%
Wholesale - International	3,591	2,341	1,250	53.4%
Consumer Direct	13,478	4,929	8,549	173.4%
Other	269	205	64	31.2%
Total gross profit	$36,888	$20,545	$16,343	79.6%

Gross profit increased 79.6% to $36.9 million, or 57.5% of net sales, in 2008 compared to $20.5 million, or 57.3% of net sales, in 2007. The gross margin was positively impacted by the increase in the consumer direct segment’s net sales, as this segment has a higher gross margin.

Total wholesale gross margin increased 50.2% to $23.1 million in the second quarter of 2008 compared to $15.4 million in the second quarter of 2007, but decreased to as a percentage of net sales to 50.1% in the second quarter of 2008 from 52.9% in the second quarter of 2007. The decrease in the gross margin percentage is due primarily to higher in-bound freight costs on certain imported denim fabric and an increase in our sales to major department stores, which receive a volume price discount.

The consumer direct gross margin increased to 76.3% in the second quarter of 2008 from 75.5% in the same quarter in 2007 as more consumer direct sales came from the full price stores as compared to the outlet store sales.

Selling, General and Administrative Expenses

The following table presents the components of selling, general & administrative expenses (amounts in thousands):

	June 30,		Change
	2008	2007	$	%
Wholesale	$8,099	$5,719	$2,380	41.6%
Consumer Direct	7,232	2,382	4,850	203.6%
Other	6,166	4,035	2,131	52.8%
Total selling, general and administrative Expenses	$21,497	$12,136	$9,361	77.1%

During the second quarter of 2008, selling, general and administrative expenses increased 77.1% to $21.5 million, compared to $12.1 million in the same period last year.

Total wholesale operating expenses increased $2.4 million, or 41.6%, for the second quarter of 2008 compared to the second quarter of 2007. This increase is due primarily to an increase in payroll and related costs of $1.0 million, commissions of $0.7 million and advertising costs of $0.4 million. The increase in the payroll and related costs is a direct result of the increase in the Company’s headcount to support the growth of the Company while the increase in commissions is a result of the increase in wholesale net sales. The increase in advertising costs is due to a planned increase in advertising and promotion costs in 2008.

The consumer direct operating expenses increased $4.9 million, from $2.4 million, or 36.5% of net sales, for the second quarter of 2007 to $7.2 million, or 41.0% of net sales, for the second quarter of 2008. The increase is directly related to the growth in the number of stores over the prior year and our pre-opening costs in 2008 were $0.8 million higher than in 2007.

Corporate expenses increased $2.1 million, or 52.8% due to an increase in stock-based compensation and accounting and legal fees. The Company implemented a performance-based restricted stock award program in 2008 that will allow for the income tax deduction of such compensation. This new program combined with the Company’s favorable performance resulted in an increase in stock-based compensation. The increase in accounting and legal fees is due primarily to the restatement of the Company’s 2004 through 2006 annual financial statements, which was completed in the second quarter of 2008.

Operating Income

The following table summarizes operating income by distribution channel for the three months ended June 30, 2008 and 2007 (amounts in thousands):

	Three Months Ended
	June 30,		Change
	2008	2007	Amount	%
Wholesale - US	$11,841	$7,505	$4,336	57.8%
Wholesale - International	3,201	2,187	1,014	46.4%
Consumer Direct	6,246	2,547	3,699	145.2%
Other	(5,897)	(3,830)	(2,067)	54.0%
Total operating income	$15,391	$8,409	$6,982	83.0%

Total wholesale operating income increased $5.4 million from 2007 to 2008 but decreased as a percentage of net sales from 33.3% in 2007 to 32.5%. This decrease is due to the decrease in the gross profit discussed above. The Consumer Direct operating income increased $3.7 million from 2007 to 2008 but decreased as a percentage of net sales from 39.0% to 35.4%. This decrease in operating income as a percentage of net sales was due to the increase in the Company’s pre-opening costs of $0.8 million from 2007 to 2008.

Interest Income, net

Interest income, net was $0.4 million for the three months ended June 30, 2008 compared to $0.5 million in the three months ended June 30, 2007. While we had an increase in our cash equivalents and marketable securities in the second quarter of 2008 as compared to the second quarter of 2007, the average yield on our investments has decreased due to changes in the investment market and our shift to more conservative investments.

Provision for Income Taxes

The effective tax rate was 41.1% for second quarter of 2008 compared to 44.0% in the second quarter of 2007. The 2007 effective tax rate was higher than the 2008 rate because a significant amount of our 2007 executive compensation was not deductible for income tax purposes. Beginning in 2008, we have revised our executive compensation programs so more of our executive compensation will be deductible for income tax purposes.

Net Income and Earnings Per Diluted Share

Net income was $9.3 million for the quarter ended June 30, 2008 compared to $5.0 million for the quarter ended June 30, 2007. This 86.0% increase is attributable primarily to increased net sales. Earnings per diluted share increased 85.7% from $0.21 in the quarter ended June 30, 2007 to $0.39 in the quarter ended June 30, 2008.

Year-to-Date 2008 Compared to Year-to-Date 2007

The following table summarizes the Company’s results of operations for the six months ended June 30, 2008 and 2007 (amounts in thousands, except per share data):

	Six Months Ended June 30,
	2008		2007		Change
	Amount	%	Amount	%	Amount	%
Net sales	$117,590	100.0%	$72,099	100.0%	$45,491	63.1%
Gross profit	67,372	57.3%	40,966	56.8%	26,406	64.5%
Selling, general and administrative expenses	40,632	34.6%	23,792	33.0%	16,840	70.8%
Operating income	26,740	22.7%	17,174	23.8%	9,566	55.7%
Interest income, net	(788)	(0.7)%	(963)	(1.3)%	(175)	(18.2)%
Provision for income taxes	11,301	9.6%	7,988	11.1%	3,313	41.5%
Net income	$16,227	13.8%	$10,149	14.1%	$6,078	59.9%
Net income per share:
Basic	$0.69		$0.44		$0.25	56.8%
Diluted	$0.67		$0.43		$0.24	55.8%

Highlights

During the first six months of 2008, we continued to experience strong brand and product acceptance across our multi-channel business model. The key highlights of the first six months of 2008 were:

•                  Net sales increased 63.1% to $117.6 million due to increased wholesale sales and the continued expansion of our consumer direct channel.

•                  Gross profit as a percentage of net sales increased to 57.3% from 56.8% due to the increase in the consumer direct segment’s net sales.

•                  Selling, general and administrative expenses increased 70.8% or $16.8 million but increased as a percentage of net sales from 33.0% to 34.6%.

•                  Operating income increased 55.7% to $26.7 million.

•                  Earnings per diluted share increased 55.8% to $0.67 per diluted share.

Net Sales

The following table summarizes net sales by distribution channel for the six months ended June 30, 2008 and 2007 (amounts in thousands):

	Six Months Ended
	June 30,		Change
Net sales:	2008	2007	Amount	%
Wholesale - US	$70,899	$49,509	$21,390	43.2%
Wholesale - International	16,749	11,644	5,105	43.8%
Consumer Direct	29,433	10,583	18,850	178.1%
Other	509	363	146	40.2%
Total net sales	$117,590	$72,099	$45,491	63.1%

U.S. Wholesale net sales increased 43.2% to $70.9 million. Our sales to “major” accounts increased 66.6% from the prior year period as these customers increased their purchases of brands that have the highest sell-through rates. Also, our 2008 jean collection included new fabrics and style details that were received well by the majors’ buyers and their retail customers.

International wholesale net sales increased 43.8% to $16.7 million due to increased sales to the United Kingdom, Germany, Korea and Canada. Offsetting this increase was a planned decrease in sales to Japan as a result of the Company transitioning from a third party distributor to a company owned subsidiary in Japan. Beginning with the spring 2008 season, we started the pre-season selling activities sooner than in the prior year, which we believe contributed to the growth in our international sales along with the favorable customer reaction to our newer collections.

Consumer direct net sales increased 178.1% to $29.4 million as we have opened 22 of our 30 stores since the end of the 2007 second quarter. In addition to the store count increase, the consumer direct net sales benefited from the favorable customer reaction to our 2008 collection over the expansion of our sportswear and licensed products, which comprised 27% of our retail store sales in the first six months of 2008.

Gross Profit

The following table summarizes gross profit by distribution channel for the six months ended June 30, 2008 and 2007 (amounts in thousands):

	Six Months Ended
	June 30,		Change
Gross Profit:	2008	2007	Amount	%
Wholesale - US	$36,455	$26,572	$9,883	37.2%
Wholesale - International	7,735	6,037	1,698	28.1%
Consumer Direct	22,673	7,994	14,679	183.6%
Other	509	363	146	40.2%
Total gross profit	$67,372	$40,966	$26,406	64.5%

Gross profit increased 64.5% to $67.4 million, or 57.3% of net sales, in 2008 compared to $41.0 million, or 56.8% of net sales, in 2007. The gross margin was positively impacted by the $18.8 million increase in the consumer direct segment’s net sales, as this segment has a higher gross margin and the improvement in this segment’s gross margin from 75.5% in 2007 to 77.0% in 2008.

Total wholesale gross margin increased 35.5% to $44.2 million in 2008 compared to $32.6 million in 2007, but decreased as a percentage of net sales to 50.4% in 2008 from 53.3% in 2007. The decrease in the gross margin percentage is due to higher in-bound freight costs on certain imported denim fabric, and an increase in our sales to major department stores, which receive a volume price discount.

The consumer direct gross margin increased to 77.0% in the first six months of 2008 from 75.5% in the same period in 2007 as more consumer direct sales came from the full price stores as compared to the outlet store sales.

Selling, General and Administrative Expenses

The following table presents the components of selling, general & administrative expenses (dollar amounts in thousands):

	Six Months Ended
	June 30,		Change
	2008	2007	$	%
Wholesale	$16,081	$11,224	$4,857	43.3%
Consumer Direct	11,688	3,809	7,879	206.9%
Other	12,863	8,759	4,104	46.9%
Total selling, general and administrative expenses	$40,632	$23,792	$16,840	70.8

During the six months ended June 30, 2008, selling, general and administrative expenses increased 70.8% to $40.6 million, compared to $23.8 million in the same period last year.

Total wholesale operating expenses increased $4.9 million, or 43.3%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase is due primarily to an increase in payroll and related costs of $2.2 million, advertising and promotion costs of $1.2 million and commissions of $0.9 million. The increase in the payroll and related costs is a direct result of the increase in the Company’s headcount to support the growth of the Company. The increase in advertising and promotion costs is due to a planned increase in advertising and promotion costs in 2008. The increase in the commission costs is directly related to the increase in wholesale net sales.

The consumer direct operating expenses increased $7.9 million, or 206.9%, as the Company has opened 22 of its 30 stores since June 30, 2007. The increase in this segment’s operating expenses is due to an increase in pre-opening costs of $1.0 million and the overall expansion of this channel

Corporate expenses increased $4.1 million, or 46.9%, due to an increase in stock-based compensation, officers’ bonuses and accounting and legal fees. The stock-based compensation expense increased due to changes in the timing of restricted stock awards, the new performance-based restricted stock award program, and the addition of management team members in the past two years. The increase in the officers’ bonuses is due to the increase in earnings. The increase in the accounting and legal fees is due primarily to the restatement of the Company’s 2004 through 2006 annual financial statements, which was completed in the second quarter of 2008.

Operating Income

The following table summarizes operating income by distribution channel for the six months ended June 30, 2008 and 2007 (amounts in thousands):

	Six Months Ended
	June 30,		Change
	2008	2007	Amount	%
Wholesale - US	$20,888	$15,636	$5,252	33.6%
Wholesale - International	7,181	5,749	1,432	24.9%
Consumer Direct	10,985	4,184	6,801	162.5%
Other	(12,314)	(8,395)	(3,919)	46.7%
Total operating income	$26,740	$17,174	$9,566	55.7%

Total wholesale operating income increased $6.7 million from 2007 to 2008 but decreased as a percentage of net sales from 35.0% in 2007 to 32.1%. This decrease is due to the decrease in the gross profit discussed above. The Consumer Direct operating income increased $6.8 million from 2007 to 2008 but decreased as a percentage of net sales from 39.5% to 37.3%. This decrease as a percentage of net sales was due to the increase in the Company’s pre-opening costs of $1.0 million from 2007 to 2008.

Interest Income, net

Interest income, net was $0.8 million for the six months ended June 30, 2008 compared to $1.0 million in the six months ended June 30, 2007. While we had an increase in our cash equivalents and marketable securities in the first six months of 2008 compared to the first six months of 2007, the average yield on our investments has decreased due to changes in the investment market and our shift to more conservative investments.

Provision for Income Taxes

The effective tax rate was 41.1% for the six months ended June 30, 2008 compared to 44.0% for the six months ended June 30, 2007. The 2007 effective tax rate was higher than the 2008 rate because a significant amount of our 2007 executive compensation was not deductible for income tax purposes. Beginning in 2008, we have revised our executive compensation programs so more of our executive compensation will be deductible for income tax purposes.

Net Income and Earnings Per Diluted Share

Net income was $16.2 million for the six months ended June 30, 2008 compared to $10.1 million for the six months ended June 30, 2007, an increase of 59.9%. This increase is attributable primarily to the increase in net sales. Earnings per diluted share increased 55.8% from $0.43 in the six months ended June 30, 2007 to $0.67 in the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

In the first six months of 2008, cash and cash equivalents increased by $14.4 million from the beginning of the year. Cash inflows of $24.7 million from operating activities and $5.5 million from the sale of marketable securities were only partially offset by cash outflows for property and equipment of $9.0 million and tax withholding payments for share-based compensation of $6.9 million.

Operating Activities

Net cash provided by operating activities was $24.7 million in the six months ended June 30, 2008 compared to $2.9 million in the six months ended June 30, 2007. In the current year, the Company had an increase in income taxes payable of $10.2 million compared to a decrease in income taxes payable of $2.9 million in the prior year. This increase is due to the timing of the Company’s tax payments this year. Net income increased $6.1 million for the first six months of 2008 compared to 2007. These amounts were partially offset by a use of cash of $8.9 million in 2008 for the build up of inventory, compared to a use of $3.4 million in 2007. This build up of inventory is attributable to the growth in the consumer direct segment including the opening of our new retail stores. Additionally, an investment in inventory has been made to support our third quarter wholesale backlog as the third quarter is typically our largest wholesale quarter.

Investing Activities

Net cash used in investing activities was $3.5 million in 2008 compared to $20.3 million in 2007. The decrease of $16.8 million resulted primarily from the sale of marketable securities of $5.5 million in 2008 compared to the purchase of $15.1 million of marketable securities in 2007. The sale of the marketable securities was due to Company’s shift to more conservative investments as a result of the changes in the investment market. This increase was partially offset by an increase in capital expenditures of $3.9 million to support the increase in the number of stores the Company has opened and is in the process of opening.

Financing Activities

Net cash used in financing activities was $6.8 million in the first six months of 2008 compared to $1.6 million in the first six months of 2007. In the first six months of 2008, the Company paid $6.9 million when employees elected to have the Company withhold common stock to satisfy their minimum statutory income tax withholdings on restricted shares that vested and options that were exercised during the year, compared to $3.0 million in the first six months of 2007. Partially offsetting this increase is a decrease in the excess tax benefit from stock-based compensation of $1.2 million as the stock options exercised in 2008 are not eligible for a tax deduction.

Liquidity

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

Capital expenditures for the remaining 2008 are expected to approximate $9.0 million.

Factoring Agreement

In December 2007, Guru Denim Inc., the Company’s wholly owned subsidiary, entered into a collection factoring agreement with Merchant Factors Corp. The collection factoring agreement with Merchant Factors Corp. has an initial term of seven months, which expired in June 2008. The Company’s factoring agreement is now on a month-to-month basis which requires either party to provide 60 days notice upon intent to terminate. Guru Denim sells to Merchant Factors its domestic wholesale receivables that Merchant Factors chooses to approve for credit. Merchant Factors has the right to reassign or resell the receivables to other business entities.

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

Contractual Obligations

As compared to December 31, 2007, the only material change in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K during the six months ended June 30, 2008 is the execution of 12 new retail leases which have future minimum lease payments of $26.0 million.  For additional information regarding our contractual obligations as of December 31, 2007, see Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2007.

Seasonality of Business

Due to the holiday shopping season in December, our U.S. Wholesale segment sales historically have been higher in the second half of the year and our Consumer Direct segment sales historically have been higher in the fourth quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the six months ended June 30, 2008 are consistent with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on May 1, 2008, except with respect to the adoption of new accounting pronouncements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted  Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.  The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP 157-1”) and FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), affecting implementation of SFAS 157. FSP FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases (“SFAS 13”), and other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. The Company is presently evaluating the impact of the adoption of SFAS 157 for its nonfinancial assets and nonfinancial liabilities and do not believe it will have a material effect on our consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company already records marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The adoption of SFAS 159 did not have an impact on the Company’s condensed consolidated financial statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of June 30, 2008, we had funds invested in auction rate securities which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  These investments were treated as available-for-sale under SFAS 115. The carrying value of these investments approximates fair market value. Beginning February 2008, the Company had eight issues fail at auction, with a total par value of $9.9 million. Given the deteriorating credit markets, and the increased incidence of failure within the auction market, there can be no assurances as to when we will be able to liquidate a particular issue. Due to the current failure we will not have access to those funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process. Furthermore, if this situation were to persist despite our ability to hold such investments until maturity, we may be required to record an impairment charge at a future date.

During the quarter ended June 30, 2008, the Company established a subsidiary denominated in a foreign currency.  The Company’s current foreign currency exposure is not considered material as of June 30, 2008.

ITEM 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures were not effective due to a material weakness that was reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  The material weakness that is continuing as of June 30, 2008 is as follows:

• Financial closing and reporting process:  our controls over the financial closing and reporting process were not designed or operating effectively to prevent or detect material errors in the accounting for income taxes and stock-based compensation and certain disclosures in our interim and annual financial statements.

 Notwithstanding the material weakness described above, our management has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control Over Financial Reporting

In the quarter ended June 30, 2008, the Company has made certain changes in internal controls over financial reporting to remediate two of the three material weaknesses discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company has designed and implemented controls to identify all stock-based compensation transactions to determine the relevant and appropriate accounting principles, and to document those accounting principles and the required computations to appropriately calculate the stock-based compensation expense.  Further, we have designed and implemented controls over the preparation and review of our income tax provision, including the involvement of specialized external income tax resources supervised and overseen by management.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	None
	(b)	None
	(c)	See below.

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Per Share (a)	Announced Plan	Under the Plan
April 1, 2008 - April 30, 2008	324,441	$15.56	—	—
May 1, 2008 - May 31, 2008	2,384	$21.95	—	—
June 1, 2008 - June 30,2 008	1,892	$24.54	—	—
Total	328,717	$15.66	—	—

2008:

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

Date: August 7, 2008

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 7, 2008