Form 10-Q
period 2008-09-30
TRUE RELIGION APPAREL INC
filed 2008-11-10
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended September 30, 2008

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

As of November 6, 2008 there were 24,464,337 shares of common stock outstanding.

TRUE RELIGION APPAREL, INC.

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$55,849	$28,686
Marketable securities, available for sale	—	5,345
Accounts receivable, net of allowances:
From factor	27,648	14,709
From customers	6,093	13,189
Inventory	27,604	20,771
Deferred income tax assets	5,125	4,707
Prepaid expenses and other current assets	4,654	2,305
Total current assets	126,973	89,712
Property and equipment, net	23,899	11,579
Marketable securities, available for sale	8,708	10,200
Deferred income tax assets	888	561
Other assets	1,696	1,206

TOTAL ASSETS	$162,164	$113,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$10,484	$9,597
Accrued salaries, wages and benefits	6,396	4,059
Income taxes payable	13,705	3,210
Total current liabilities	30,585	16,866
Long-term deferred rent	3,907	1,145
Total liabilities	34,492	18,011

Commitment and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000, shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 24,403 and 23,587 issued and outstanding, respectively	2	2
Additional paid-in capital	35,435	26,491
Retained earnings	92,917	68,754
Accumulated other comprehensive loss, net	(682)	—
Total stockholders’ equity	127,672	95,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$162,164	$113,258

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$79,420	$48,443	$197,010	$120,542
Cost of sales	33,056	20,711	83,263	51,844
Gross profit	46,364	27,732	113,747	68,698

Selling, general, and administrative expenses	24,063	12,497	64,706	36,289

Operating income	22,301	15,235	49,041	32,409

Interest income, net	(100)	(458)	(888)	(1,421)

Income before provision for income taxes	22,401	15,693	49,929	33,830
Provision for income taxes	6,964	6,910	18,265	14,898
Net income	$15,437	$8,783	$31,664	$18,932

Earnings per share:
Basic	$0.65	$0.38	$1.35	$0.83
Diluted	$0.64	$0.37	$1.31	$0.79

Weighted average shares outstanding:
Basic	23,616	23,023	23,453	22,944
Diluted	24,155	23,984	24,219	23,907

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,664	$18,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,265	1,426
Provision for bad debts and returns	723	14
Stock-based compensation	8,248	4,519
Tax benefit from stock-based compensation	182	1,303
Excess tax benefit from stock-based compensation	(182)	(1,270)
Deferred income tax (benefit) provision	(277)	620
Other	164	(170)
Changes in operating assets and liabilities:
Accounts receivable from factor	(13,093)	(4,687)
Accounts receivable from customers	5,978	(2,144)
Inventory	(6,218)	(8,966)
Prepaid expenses and other current assets	(2,348)	(1,177)
Other assets	(393)	(90)
Accounts payable and accrued expenses	(10)	2,722
Accrued salaries, wages and benefits	2,197	1,296
Income taxes payable	10,495	(4,146)
Long-term deferred rent	2,762	506
Net cash provided by operating activities	42,157	8,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,664)	(7,278)
Expenditures to establish trademarks	(57)	(172)
Purchases of marketable securities	—	(15,117)
Sales of marketable securities	5,550	85
Net cash used in investing activities	(8,171)	(22,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	26	198
Tax withholding payment for stock-based compensation	(7,014)	(3,059)
Excess tax benefit from stock-based compensation	182	1,270
Net cash used in financing activities	(6,806)	(1,591)

Effect of exchange rate changes in cash	(17)	—

Net increase (decrease) in cash and cash equivalents	27,163	(15,385)
Cash and cash equivalents, beginning of period	28,686	44,878
Cash and cash equivalents, end of period	$55,849	$29,493

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

The Company operates in four primary business segments: U.S. Wholesale, International Wholesale, Consumer Direct and Other. The Company’s U.S. Wholesale sales are made to leading upscale nationwide-retailers, boutiques and off-price retailers. The Company’s International Wholesale sales are primarily made to distributors covering more than 50 countries on six continents. The international distributors purchase products at a discount for resale to their customers in their respective territories. The distributors warehouse products at their expense and they ship to and collect payment from their customers directly. The Company also sells directly to consumers through full-price branded retail stores, branded outlet stores and through its retail internet site located at www.truereligionbrandjeans.com. In addition, the Company selectively licenses to third parties the right to use its various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. The licensing business is included in the Other segment.  The Company’s corporate operations, which includes the executive, legal, and human resources departments, is also included in the Other segment.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Guru Denim, Inc. and True Religion Japan, KK, which was formed in the second quarter of 2008.  The impact of the foreign exchange and translation gains and losses were not material during the nine months ended September 30, 2008.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC. The same accounting policies are followed for preparing quarterly and annual financial information. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Concentration of Credit Risks

During the nine months ended September 30, 2008 and 2007, sales to one customer accounted for 14% and 12%, respectively, of the Company’s net sales. As of September 30, 2008, the Company’s Accounts Receivable from Factor, in the amount of $27.6 million, was due from one private firm that uses the collection function of a U.S. based financial institution to collect the receivables that the private firm purchases from the Company.  Certain of the Company’s U.S. wholesale customers remit their payments for goods they purchase on credit to the financial institution; the financial institution transfers the collections to the private firm, and each week the private firm transfers to the Company the moneys that it received in the prior week on these receivables.  If in the future the private firm or the financial institution experience significant financial difficulty, they may withhold or delay payment to the Company on moneys collected from the Company’s U.S. wholesale customers.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include reserves for customer returns; chargebacks; allowances for bad debts; contingencies; fixed asset useful lives; income taxes and related contingencies; and the valuation of stock-based compensation and related forfeiture rates.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.  The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.  In February 2008, the Financial Accounting Standards Board “FASB” issued FASB Staff Position No. FAS 157-1 (“FSP 157-1”) and FASB Staff Position No. FAS 157-2 (“FSP 157-2”), affecting implementation of SFAS 157. FSP 157-1 excludes FASB Statement No. 13, Accounting for Leases (“SFAS 13”), and other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. The Company is presently evaluating the impact of the adoption of SFAS 157 for its nonfinancial assets and nonfinancial liabilities.

SFAS 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value.

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

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.  The Company’s auction rate securities represent Level 3 investments, which are valued based on broker quotes as well as subsequent auctions, if any (see Note 3).

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

NOTE 3 — Cash Equivalents and Marketable Securities

The Company’s cash equivalents are comprised of an investment in a money market fund that invests only in U.S. Treasury securities.  The Company holds $45.4 million of cash equivalents measured at fair value using quoted prices that represent Level 1 input under SFAS 157.

The Company’s investments in marketable securities consist of auction rate securities. Auction rate securities (“ARS”) are variable rate bonds whose interest rate is periodically reset, typically every seven, 28, or 35 days. The underlying securities have contractual maturities from 2034 through 2042. As of September 30, 2008, the Company held eight auction rate securities with an aggregate par value of $9.9 million and a fair value $8.7 million.  These securities are collateralized by higher education funded student loans and seven of the eight are supported by the federal government as part of the Federal Family Education Loan Program (FFELP).  Five of the eight securities have a AAA rating and the remaining three securities have a AA rating from at least one of two leading rating agencies (S&P and Moody’s).  These securities have continued to pay their scheduled cash interest payments.

The Dutch auction process that periodically resets the applicable interest rate is intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers, the risk of a failed auction exists. All eight auction rate securities that the Company holds experienced failed auctions in the nine months ended September 30, 2008. In October 2008, the Company was notified that the two brokers who sold ARS to the Company will purchase the ARS at a price of par plus accrued interest.  The Company intends to accept the offers from these brokers.  The first portion of the ARS, in the amount of $4.9 million, is expected to be purchased before December 31, 2008, and the second portion, in the amount of $5.0 million, by July 2012, although the broker may purchase these at any time beginning in the fourth quarter of 2008 and the Company may instruct the broker to purchase these ARS beginning in June 2010.

The auction rate securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. Any unrealized gains or temporary unrealized losses are reported as a component of accumulated other comprehensive income in the condensed consolidated balance sheets. The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. As of September 30, 2008, the Company does not believe any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence as of these dates.   As of September 30, 2008, the Company believed that the anticipated recovery period for these investments may be longer than twelve months and as a result the Company has classified these investments, net of unrealized losses, as long-term marketable securities as of September 30, 2008.   The Company has the ability to hold such securities long-term.

The Company’s auction rate securities, valued at fair value using broker quotes, represent Level 3 inputs under SFAS 157.  The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets during the nine months ended September 30, 2008 (amounts in thousands):

Auction Rate
Securities
Balance at December 31, 2007	$—
Transfers to Level 3, including accrued interest	15,545
Realized interest included in income	(145)
Unrealized loss included in accumulated other comprehensive loss	(1,142)
Net settlements	(5,550)
Balance at September 30, 2008	$8,708

NOTE 4 — Accounts Receivable

The Company recorded the following allowances against its accounts receivable (amounts in thousands):

	September 30,	December 31,
	2008	2007
Reserve for trade discounts	$722	$514
Reserve for returns	584	317
Reserve for bad debt	266	244
Reserve for chargebacks	120	385
Total	$1,692	$1,460

NOTE 5 — Inventory

Inventory is summarized below (amounts in thousands):

	September 30,	December 31,
	2008	2007
Raw Materials	$625	$262
Work-in-Process	3,174	6,648
Finished Goods	23,805	13,861
Total	$27,604	$20,771

NOTE 6 — Property and Equipment

Property and equipment is summarized below (amounts in thousands):

	September 30,	December 31,
	2008	2007
Computers and other equipment	$1,589	$966
Furniture and fixtures	2,439	892
Leasehold improvements	19,798	9,868
Machinery and equipment	1,420	894
Trade show booths	801	801
Construction-in-progress	2,745	743
	28,792	14,164
Less accumulated depreciation	4,893	2,585
Property and equipment, net	$23,899	$11,579

NOTE 7 — Stock-based Compensation

The following table summarizes the Company’s stock-based compensation expense (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Restricted stock grants, net of estimated forfeitures	$2,344	$1,081	$8,248	$4,200
Stock options	—	—	—	319
Stock-based compensation expense, before tax benefits	2,344	1,081	8,248	4,519
Tax benefits	632	225	2,223	940
Stock-based compensation expense, net	$1,712	$856	$6,025	$3,579

Restricted Stock

During the nine months ended September 30, 2008, the Company awarded 658,958 shares of restricted stock, of which 127,708 restricted shares vested immediately. Up to 400,000 will vest in 2009 and 2010 if the Company achieves certain performance targets in 2008. Of the remaining 131,250 restricted shares, 127,861 will vest through the third quarter of 2011 and 3,389 were forfeited before September 30, 2008.

During 2007, the Company implemented a practice of withholding common shares, upon an employee’s request, to satisfy employee minimum statutory income tax withholdings for restricted shares as they vest.  In connection with this arrangement, during the nine months ended September 30, 2008 and 2007, the Company withheld 147,382 and 113,952 shares, respectively, for a total amount of $2.7 million and $1.8 million, respectively.

The following table summarizes the Company’s restricted stock activities for the nine months ended September 30, 2008:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
		Fair	Life
	Shares	Value	(Years)
Non-vested, beginning of year	547,916	$16.87
Granted	658,958	$18.22
Vested	(405,958)	$16.83
Forfeitures	(15,389)	$17.70
Non-vested, end of period	785,527	$17.87	1.3

As of September 30, 2008, the Company estimates a forfeiture rate of 4.0% based on historical experience.  The aggregate intrinsic value of restricted stock outstanding as of September 30, 2008, adjusted for estimated forfeiture, was $19.5 million.  As of September 30, 2008, the total unamortized stock-based compensation expense related to the restricted shares was $8.3 million, which is expected to be recognized over a weighted average period of 1.3 years.  The total fair value of restricted stock vested during the nine months ended September 30, 2008 and 2007 was $6.8 million and $5.5 million, respectively.

Stock Options

Stock options outstanding as of September 30, 2008 were granted under the Company’s 2005 Stock Incentive Plan.  Option grants were for a term of five years and vested over a period of two to three years.  All outstanding options as of September 30, 2008 are fully exercisable.  The fair value of each option grant was estimated as of the date of grant using a Black-Scholes option pricing model.

The following table summarizes the Company’s stock option activities for the nine months ended September 30, 2008:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value
Outstanding, beginning of year	836,665	$1.83
Exercised	(636,665)	$0.81
Cancelled	—
Outstanding, end of period	200,000	$5.10	1.21	$4,150

During the nine months ended September 30, 2008, options to acquire 636,665 shares of the Company’s common stock were exercised, of which 306,807 of the shares were withheld by the Company to meet the related employee minimum statutory income tax withholding requirements of $4.3 million and exercise price of $0.5 million.  During the nine months ended September 30, 2007, options to acquire 271,667 shares of the Company’s common stock were exercised, of which 67,848 of these shares were withheld by the Company to meet the related minimum statutory income tax withholding requirements of $1.3 million.

The Company receives an income tax deduction for certain stock option exercises in the year the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options.  SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  In accordance with SFAS 123(R), the Company reported $0.2 million and $1.3 million of excess tax benefits as financing cash flows for the nine months ended September 30, 2008 and 2007, respectively.  The total tax benefit realized from stock option exercises for the nine months ended September 30, 2008 and 2007 was $0.2 million and $1.3 million, respectively.  Cash received from stock option exercises was less than $0.1 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$15,437	$8,783	$31,664	$18,932

Basic shares	23,616	23,023	23,453	22,944
Dilutive effect of unvested restricted stock and stock options	539	961	766	963
Diluted shares	24,155	23,984	24,219	23,907

Earnings per share - basic	$0.65	$0.38	$1.35	$0.83
Earnings per share - diluted	$0.64	$0.37	$1.31	$0.79

NOTE 9 – Comprehensive Income

Comprehensive income consists of net income, unrealized gain (loss) on investments available for sale and cumulative translation adjustments. A reconciliation of other comprehensive income for the three and nine months ended September 30, 2008 and 2007 is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$15,437	$8,783	$31,664	$18,932
Unrealized loss on available for sale marketable securities, net of income tax benefit	(13)	—	(674)	—
Cumulative translation adjustment	(2)	—	(8)	—
Comprehensive income	$15,422	$8,783	$30,982	$18,932

NOTE 10 – Commitments and Contingencies

Leases

The Company leases its headquarters and retail store locations under operating lease agreements expiring on various dates through May 2020. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being recorded and amortized over the initial lease term on a straight-line basis.

Of the Company’s 53 retail store leases, 46 retail store leases require payment of a percentage of sales ranging from 4.0% to 7.5% if the Company’s net sales at the retail store exceed a defined threshold. The Company has options to renew certain leases under various terms as specified within each lease agreement. The Company has no capitalized lease obligations. As of September 30, 2008, the Company had entered into a total of 55 lease agreements for an aggregate of approximately 220,000 square feet of space, which consists of 119,000 square feet for the Company’s corporate offices and warehouse and 101,000 square feet of retail space.

Future minimum lease payments under these operating leases as of September 30, 2008 are summarized as follows (amounts in thousands):

2008 (remainder of year)	$2,046
2009	9,631
2010	10,308
2011	9,987
2012	9,850
Thereafter	56,810
Total minimum lease payments	$98,632

Legal Proceedings

From time to time, the Company is involved in various legal proceedings, which are incidental to the ordinary course of the Company’s business. The Company does not believe that these routine matters are material to its business or financial condition.

NOTE 11 — Segment Information

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2008 and 2007 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales:
Wholesale - US	$46,292	$30,090	$117,215	$79,599
Wholesale - International	11,226	10,878	27,951	22,522
Consumer Direct	21,458	7,196	50,890	17,778
Other	444	279	954	643
	$79,420	$48,443	$197,010	$120,542

Gross profit:
Wholesale - US	$23,614	$16,658	$60,078	$43,230
Wholesale - International	5,583	5,251	13,319	11,288
Consumer Direct	16,723	5,545	39,396	13,538
Other	444	278	954	642
	$46,364	$27,732	$113,747	$68,698

Operating income:
Wholesale - US	$15,440	$10,595	$36,329	$26,231
Wholesale - International	4,781	4,925	11,962	10,674
Consumer Direct	8,285	2,699	19,270	6,883
Other	(6,205)	(2,984)	(18,520)	(11,379)
	$22,301	$15,235	$49,041	$32,409

Capital expenditures:
Wholesale - US			$610	$2,781
Wholesale – International			269	—
Consumer Direct			11,954	4,497
Other			831	—
			$13,664	$7,278

	September 30,
	2008	2007
Total assets:
Wholesale - US	$49,728	$37,069
Wholesale - International	3,254	4,896
Consumer Direct	32,069	8,812
Other	77,113	51,671
	$162,164	$102,448

The 2007 Total Assets segment information has been adjusted from our previous disclosure as we now reflect cash, cash equivalents and short-term investments in “Other” as they are managed by the Company corporate operations.

NOTE  12 — Supplemental Disclosure of Cash Flow Information (amounts in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash paid during the period for:
Taxes	$7,882	$16,640

As of September 30, 2008, and 2007, the Company had recognized the purchase of $1.7 million and $1.4 million, respectively, of property and equipment that had not yet been paid for.  These purchases are included in “property and equipment, net” and the payment obligation in “accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.

During the nine months ended September 30, 2008, the Company’s Chairman and Chief Executive Officer exercised 633,333 options and elected to have 31,442 shares withheld to satisfy the exercise price of $0.5 million.  During the nine months ended September 30, 2007, there were no stock option exercises where the optionee elected to have shares withheld to satisfy the exercise price.

During the nine months ended September 30, 2008, the Company recorded an unrealized loss, net of taxes, on its available for sales marketable securities of $0.7 million in accumulated other comprehensive loss.  No amounts were recorded during the nine months ended September 30, 2007.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions.  You may find some of these statements below and elsewhere in this Quarterly Report.  These forward-looking statements are not historical facts and are inherently uncertain and outside of our control.  Any or all of our forward-looking statements in this report may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  Many factors monitored in our discussion in this report will be important to determining future results.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Factors that may cause our plans, expectation, future financial condition and results to change are described throughout this report and in our Annual Report on Form 10-K, particularly in “Risk Factors,” Part 1, Item 1A of that report, and include the following:

•           the current downturn in the United States economy;

•           the Company’s ability to predict fashion trends;

•           the Company’s ability to continue to maintain its brand image and reputation;

•           competition from companies with significantly greater resources than ours;

•           the Company’s ability to continue and control its expansion plans.

The forward-looking information set forth in this quarterly report on Form 10-Q is as of November 6, 2008, and we undertake no duty to update this information.  Shareholders and prospective investors can find information filed with the SEC after November 6, 2008 at our website at www.truereligionbrandjeans.com or at the SEC website at www.sec.gov.

RESULTS OF OPERATIONS

We design, market, distribute and sell premium apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include pants, tops, and jackets, made from denim, fleece, corduroy and other fabrics. We are known for our unique fit and styling details. Through multiple wholesale and retail channels, our expanding product line reaches fashion-conscious consumers on six continents, including North America, Asia, Europe, Australia, South America and Africa.  As of September 30, 2008, the Company had 38 retail stores compared to 15 as of December 31, 2007 and 13 as of September 30, 2007.

Third Quarter 2008 Compared to Third Quarter 2007

The following table summarizes the Company’s results of operations for the three months ended September 30, 2008 and 2007 (amounts in thousands, except per share data):

	Three Months Ended September 30,
	2008		2007		Change
	Amount	%	Amount	%	Amount	%
Net sales	$79,420	100.0%	$48,443	100.0%	$30,977	63.9%
Gross profit	46,364	58.4%	27,732	57.2%	18,632	67.2%
Selling, general and administrative expenses	24,063	30.3%	12,497	25.8%	11,566	92.6%
Operating income	22,301	28.1%	15,235	31.4%	7,066	46.4%
Interest income, net	(100)	(0.1)%	(458)	(0.9)%	(358)	(78.2)%
Provision for income taxes	6,964	8.8%	6,910	14.3%	54	0.8%
Net income	$15,437	19.4%	$8,783	18.1%	$6,654	75.8%
Net income per share:
Basic	$0.65		$0.38		$0.27	71.1%
Diluted	$0.64		$0.37		$0.27	73.0%

Highlights

During the third quarter of 2008, we continued to experience favorable brand and product acceptance across our multi-channel business model. The key highlights of the third quarter of 2008 were:

•                  Net sales increased 63.9% to $79.4 million due to increased wholesale sales and the continued expansion of our consumer direct channel;

•                  Gross profit as a percentage of net sales increased to 58.4% from 57.2% due to the increase in the higher-margin consumer direct segment’s net sales;

•                  Operating income increased $7.1 million or 46.4% due to the increase in net sales and gross profit margin;

•                  Earnings per diluted share increased 73.0% to $0.64 per diluted share due primarily to the increase in net sales.

Net Sales

The following table summarizes net sales by distribution channel for the three months ended September 30, 2008 and 2007 (amounts in thousands):

	September 30,		Change
	2008	2007	Amount	%
Wholesale - US	$46,292	$30,090	$16,202	53.8%
Wholesale - International	11,226	10,878	348	3.2%
Consumer Direct	21,458	7,196	14,262	198.2%
Other	444	279	165	59.1%
Total net sales	$79,420	$48,443	$30,977	63.9%

U.S. wholesale net sales increased 53.8% to $46.3 million. We increased our sales to off-price retailers as we exited slower-moving styles and sold basic styles made from prior-season fabrics. Our sales to “major” accounts, which consist of customers such as Nordstrom, Bloomingdale’s, Saks Fifth Avenue and Nieman Marcus, increased 49% from the prior year period as our products have sold through well at these retailers. Our 2008 summer and fall jean collections included new fabrics and style details that were received well by the majors’ buyers and their retail customers. Our net sales to boutique customers decreased 14.3%, as the demand for our products was tempered by the impact of the U.S. economic slowdown and our decision to not ship orders for accounts that were past due or suspected of re-selling our merchandise to unapproved retailers.

International wholesale net sales increased 3.2% to $11.2 million due to increased sales in Germany, South Korea and Australia. Offsetting this increase was a planned sales decrease in Japan as a result of the Company transitioning from a third party distributor to a company owned subsidiary in Japan. Beginning with the spring 2008 season, we started the pre-season selling activities sooner than in the prior year, which we believe contributed to the growth in our international sales along with the favorable customer reaction to our newer collections.

Consumer direct net sales increased 198.2% to $21.5 million as we have opened 23 of our 36 stores since the end of the 2007 third quarter. In addition to the store count increase, our consumer direct net sales benefited from the favorable customer reaction to our 2008 collection and the expansion of our sportswear and licensed products, which comprised 20% of our retail store sales in the third quarter of 2008.

Gross Profit

The following table summarizes gross profit by distribution channel for the three months ended September 30, 2008 and 2007 (amounts in thousands):

	September 30,		Change
	2008	2007	Amount	%
Wholesale - US	$23,614	$16,658	$6,956	41.8%
Wholesale - International	5,583	5,251	332	6.3%
Consumer Direct	16,723	5,545	11,178	201.6%
Other	444	278	166	59.7%
Total gross profit	$46,364	$27,732	$18,632	67.2%

Gross profit increased 67.2% to $46.4 million, or 58.4% of net sales, in 2008 compared to $27.7 million, or 57.2% of net sales, in 2007. The gross margin was positively impacted by the increase in the consumer direct segment’s net sales, as this segment has a higher gross margin.

U.S. wholesale gross profit increased 41.8% to $23.6 million in the third quarter of 2008 compared to $16.7 million in the third quarter of 2007, but the gross margin decreased to 51.0% in the third quarter of 2008 from 55.4% in the third quarter of 2007. As compared to 2007, a larger portion of the 2008 U.S. wholesale sales were at lower margins as we exited slower-moving styles and sold basic styles made from prior-season fabrics.

The consumer direct gross margin increased to 77.9% in the third quarter of 2008 from 77.1% in the same quarter in 2007 as more consumer direct sales came from the full price stores as compared to the outlet store sales.

Selling, General and Administrative Expenses

The following table presents selling, general & administrative expenses (“SG&A”) by distribution channel for the three months ended September 30, 2008 and 2007 (amounts in thousands):

	September 30,		Change
	2008	2007	$	%
Wholesale – US	$8,174	$6,063	$2,111	34.8%
Wholesale – International	802	326	476	146.0%
Consumer Direct	8,438	2,846	5,592	196.5%
Other	6,649	3,262	3,387	103.8%
Total selling, general and administrative expenses	$24,063	$12,497	$11,566	92.6%

During the third quarter of 2008, SG&A increased 92.6% to $24.1 million, compared to $12.5 million in the same period last year.

U.S. wholesale SG&A increased at a pace that is slower than the segment’s net sales growth as we leveraged our design and production costs. We incurred additional advertising costs of $0.8 million in connection with the 2008 fall national print campaign; we did not have a fall national print campaign in 2007.

The consumer direct SG&A increased $5.6 million, from $2.8 million, or 39.5% of consumer direct net sales, for the third quarter of 2007 to $8.4 million, or 39.3% of consumer direct net sales, for the third quarter of 2008. The increase is directly related to the growth in the number of stores over the prior year and our pre-opening costs in 2008 were $0.3 million higher than in 2007.

Other SG&A increased $3.4 million, or 103.8% primarily for executive performance-based compensation, additional personnel in the human resources and legal departments, and professional fees for trademark protection and other corporate matters. The Company’s executive compensation program costs have increased more than its net sales growth. The program was redesigned for 2008 so that more executive compensation is conditioned upon the Company achieving earnings targets. Also, the Company’s 2008 performance outpaced its 2008 earnings target by a higher rate than in 2007.

Operating Income

The following table summarizes operating income by distribution channel for the three months ended September 30, 2008 and 2007 (amounts in thousands):

	September 30,		Change
	2008	2007	Amount	%
Wholesale – US	$15,440	$10,595	$4,845	45.7%
Wholesale – International	4,781	4,925	(144)	(2.9)%
Consumer Direct	8,285	2,699	5,586	207.0%
Other	(6,205)	(2,984)	(3,221)	107.9%
Total operating income	$22,301	$15,235	$7,066	46.4%

U.S. wholesale operating income increased $4.8 million from 2007 to 2008 but decreased as a percentage of U.S. wholesale net sales from 35.2% in 2007 to 33.4% in 2008. This decrease is due to the decrease in the gross margin and increased cost in connection with the 2008 fall national print campaign, as discussed above. The consumer direct operating income increased $5.6 million from 2007 to 2008 and increased as a percentage of consumer direct net sales from 37.5% to 38.6%. This increase in operating income as a percentage of net sales was due to the improvement in the segment’s gross margin discussed above.

Interest Income, net

Interest income, net was $0.1 million for the three months ended September 30, 2008 compared to $0.5 million in the three months ended September 30, 2007. While we had an increase in our cash equivalents and marketable securities in the third quarter of 2008 as compared to the third quarter of 2007, the average yield on our investments has decreased due to changes in the investment market and our shift to more conservative investments.

Provision for Income Taxes

The effective tax rate was 31.1% for third quarter of 2008 compared to 44.0% in the third quarter of 2007. The 2007 effective tax rate was higher than the 2008 rate because in 2008, we implemented a tax planning strategy that retroactively changed our filing status in certain states which reduced our cumulative tax provision by $1.5 million, and increased our diluted earnings per share by $0.06. We also finalized our 2007 tax returns, which included additional analysis of our federal and state tax obligations; as a result of this analysis, we reduced our income tax provision in the third quarter of 2008 by $0.6 million, which increased our earnings per diluted share by $0.03. In 2007 a larger portion of our executive compensation was non-deductible for income tax purposes.

Net Income and Earnings Per Diluted Share

Net income was $15.4 million for the quarter ended September 30, 2008 compared to $8.8 million for the quarter ended September 30, 2007. This 75.8% increase is attributable primarily to increased net sales. Earnings per diluted share increased 73.0% from $0.37 in the quarter ended September 30, 2007 to $0.64 in the quarter ended September 30, 2008.

Year-to-Date 2008 Compared to Year-to-Date 2007

The following table summarizes the Company’s results of operations for the nine months ended September 30, 2008 and 2007 (amounts in thousands, except per share data):

	Nine Months Ended September 30,
	2008		2007		Change
	Amount	%	Amount	%	Amount	%
Net sales	$197,010	100.0%	$120,542	100.0%	$76,468	63.4%
Gross profit	113,747	57.7%	68,698	57.0%	45,049	65.6%
Selling, general and administrative expenses	64,706	32.8%	36,289	30.1%	28,417	78.3%
Operating income	49,041	24.9%	32,409	26.9%	16,632	51.3%
Other income	(888)	(0.5)%	(1,421)	(1.2)%	533	(37.5)%
Provision for income taxes	18,265	9.3%	14,898	12.4%	3,367	(22.6)%
Net income	$31,664	16.1%	$18,932	15.7%	$12,732	67.3%
Net income per share:
Basic	$1.35		$0.83		$0.52	62.7%
Diluted	$1.31		$0.79		$0.52	65.8%

Highlights

During the first nine months of 2008, we continued to experience strong brand and product acceptance across our multi-channel business model. The key highlights of the first nine months of 2008 were:

•                  Net sales increased 63.4% to $197.0 million due to increased wholesale sales and the continued expansion of our consumer direct channel;

•                  Gross profit as a percentage of net sales increased to 57.7% from 57.0% due to the increase in the higher-margin consumer direct segment’s net sales;

•                  Operating income increased 51.3% to $49.0 million;

•                  Earnings per diluted share increased 65.8% to $1.31 per diluted share.

Net Sales

The following table summarizes net sales by distribution channel for the nine months ended September 30, 2008 and 2007 (amounts in thousands):

	Nine Months Ended
	September 30,		Change
	2008	2007	Amount	%
Wholesale - US	$117,215	$79,599	$37,616	47.3%
Wholesale - International	27,951	22,522	5,429	24.1%
Consumer Direct	50,890	17,778	33,112	186.3%
Other	954	643	311	48.4%
Total net sales	$197,010	$120,542	$76,468	63.4%

U.S. wholesale net sales increased 47.3% to $117.2 million. Our sales to “major” accounts increased 59.8% from the prior year period as our products have sold through well. Our 2008 jean collections included new fabrics and style details that were received well by the majors’ buyers and their retail customers. We increased our sales to off-price retailers as we exited slower-moving styles and sold basic styles made from prior-season fabrics. Our net sales to boutique customers decreased 1.6%, as the demand for our 2008 jean collection was tempered by the impact of the U.S. economic slowdown and our decision to not ship orders to accounts that were past due or suspected of re-selling our merchandise to unapproved retailers.

International wholesale net sales increased 24.1% to $28.0 million due to increased sales in Germany, South Korea, Canada and the United Kingdom. Offsetting this increase was a planned sales decrease in Japan as a result of our transition from a third party distributor to a company- owned subsidiary in Japan. Beginning with the spring 2008 season, we started the pre-season selling activities sooner than in the prior year, which we believe contributed to the growth in our international sales along with the favorable customer reaction to our newer collections.

Consumer direct net sales increased 186.3% to $50.9 million as we have opened 23 stores since the end of the 2007 third quarter and now operate 36 stores. In addition to the store count increase, our consumer direct net sales benefited from the favorable customer reaction to our 2008 collection and the expansion of our sportswear and licensed-product offerings, which comprised 24% of our retail store sales in the first nine months of 2008.

Gross Profit

The following table summarizes gross profit by distribution channel for the nine months ended September 30, 2008 and 2007 (amounts in thousands):

	Nine Months Ended
	September 30,		Change
	2008	2007	Amount	%
Wholesale - US	$60,078	$43,230	$16,848	39.0%
Wholesale - International	13,319	11,288	2,031	18.0%
Consumer Direct	39,396	13,538	25,858	191.0%
Other	954	642	312	48.6%
Total gross profit	$113,747	$68,698	$45,049	65.6%

Gross profit increased 65.6% to $113.7 million, or 57.7% of net sales, in 2008 compared to $68.7 million, or 57.0% of net sales, in 2007. The gross margin was positively impacted by the $33.1 million increase in the consumer direct segment’s net sales, as this segment has a higher gross margin.

U.S. wholesale gross profit increased 39.0% to $60.1 million in 2008 compared to $43.2 million in 2007, but the gross margin decreased to 51.3% in 2008 from 54.3% in 2007. As compared to 2007, a larger portion of our sales were comprised of lower margin merchandise as we exited slower-moving styles and sold basic styles made from prior-season fabrics and incurred higher in-bound freight on certain imported denim fabric. Also, the decrease in net sales to boutique customers contributed to the decrease in the gross margin as we earn a higher gross margin rate on these sales.

The consumer direct gross margin increased to 77.4% in the first nine months of 2008 from 76.2% in the same period in 2007 as more consumer direct sales came from the full price stores as compared to the outlet store sales.

Selling, General and Administrative Expenses

The following table presents the components of selling, general & administrative expenses (SG&A) (dollar amounts in thousands):

	Nine Months Ended
	September 30,		Change
	2008	2007	$	%
Wholesale - US	$23,749	$16,999	$6,750	39.7%
Wholesale - International	1,357	614	743	121.0%
Consumer Direct	20,126	6,655	13,471	202.4%
Other	19,474	12,021	7,453	62.0%
Total selling, general and administrative expenses	$64,706	$36,289	$28,417	78.3%

During the nine months ended September 30, 2008, SG&A increased 78.3% to $64.7 million, compared to $36.3 million in the same period last year.

U.S. Wholesale SG&A increased to $23.7 million, or 20.3% of U.S. wholesale net sales, for the nine months ended September 30, 2008, from $17.0 million, or 21.4% of U.S. wholesale net sales, for the nine months ended September 30, 2007.  We were able to increase our SG&A at a slower pace than the increase in net sales as we were able to leverage our design and productions costs.  We incurred additional advertising costs of $1.9 million in connection with the 2008 spring and fall national print campaign; we did not have any national print campaigns in 2007.

The consumer direct SG&A increased $13.5 million to $20.1 million, or 39.5% of consumer direct net sales, in 2008 from $6.7 million, or 37.4% of consumer direct net sales, in 2007.  This SG&A increase is directly related to the growth in the number of stores since the beginning of 2008.  The increase in SG&A as a percentage of net sales is the result of an increase in management personnel and administrative support for the consumer direct segment along with incremental pre-opening costs.

Other SG&A increased $7.4 million, from $12.0 million in 2007 to $19.5 million in 2008.  This increase is primarily for executive performance-based compensation and professional fees.   The Company’s executive compensation program costs have increased as the program was redesigned for 2008 so that more executive compensation is conditioned upon the Company achieving earnings targets and the Company’s 2008 performance outpaced its 2008 earnings target by a higher rate than in 2007.  The increase in professional fees is due to the restatement of the Company’s 2004 through 2006 annual financial statements, as well as trademark protection and other corporate matters.  As a percentage of net sales, Other SG&A in 2008 was 9.9% which is comparable to 2007’s rate of 10.0%.

Operating Income

The following table summarizes operating income by distribution channel for the nine months ended September 30, 2008 and 2007 (amounts in thousands):

	Nine Months Ended
	September 30,		Change
	2008	2007	Amount	%
Wholesale - US	$36,329	$26,231	$10,098	38.5%
Wholesale - International	11,962	10,674	1,288	12.1%
Consumer Direct	19,270	6,883	12,387	180.0%
Other	(18,520)	(11,379)	(7,141)	62.8%
Total operating income	$49,041	$32,409	$16,632	51.3%

U.S. wholesale operating income increased $10.1 million from 2007 to 2008 but decreased as a percentage of U.S. wholesale net sales from 33.0% in 2007 to 31.0%. This decrease is due to the decrease in the gross margin and the increase in print advertising expense discussed above. The consumer direct operating income increased $12.4 million from 2007 to 2008 but decreased as a percentage of consumer direct net sales from 38.7% to 37.9%. This decrease as a percentage of net sales was due primarily to an increase in the Company’s pre-opening costs and the increase in management personnel and administrative support.

Interest Income, net

Interest income, net was $0.9 million for the nine months ended September 30, 2008 compared to $1.4 million in the nine months ended September 30, 2007. While we had an increase in our cash equivalents and marketable securities in the first nine months of 2008 compared to the first nine months of 2007, the average yield on our investments has decreased due to changes in the investment market and our shift to more conservative investments.

Provision for Income Taxes

The effective tax rate was 36.6% for the nine months ended September 30, 2008 compared to 44.0% for the nine months ended September 30, 2007. The 2007 effective tax rate was higher than the 2008 rate because in 2008, we implemented a tax planning strategy that retroactively changed our filing status in certain states, which reduced our tax provision by $1.5 million, and increased our diluted earnings per share by $0.06. We also finalized our 2007 tax returns, which included additional analysis of our federal and state tax obligations; as a result of this analysis, we reduced our income tax provision for the nine months ended September 30, 2008 by $0.8 million, which increased our earnings per diluted share by $0.03. In 2007 a larger portion of our executive compensation was non deductible for income tax purposes.  Excluding the impact of the retroactive change, our 2008 effective rate is expected to be 39.5%.

Net Income and Earnings Per Diluted Share

Net income was $31.7 million for the nine months ended September 30, 2008 compared to $18.9 million for the nine months ended September 30, 2007, an increase of 67.3%. This increase is attributable primarily to the increase in net sales. Earnings per diluted share increased 65.8% from $0.79 in the nine months ended September 30, 2007 to $1.31 in the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of 2008, cash and cash equivalents increased by $27.2 million from the beginning of the year. Cash inflows of $42.2 million from operating activities and $5.6 million from the sale of marketable securities were only partially offset by cash outflows for capital expenditures of $13.7 million and tax withholding payments for share-based compensation of $7.0 million.

Operating Activities

Net cash provided by operating activities was $42.2 million in the nine months ended September 30, 2008 compared to $8.7 million in the nine months ended September 30, 2007. In the current year, the Company had an increase in income taxes payable of $10.5 million compared to a decrease in income taxes payable of $4.1 million in the prior year. This increase is due to a shift in the timing of the Company’s tax payments this year. Net income increased $12.7 million for the first nine months of 2008 compared to 2007. These amounts were partially offset by a use of cash of $6.2 million in 2008 for the build up of inventory, compared to a use of $9.0 million in 2007. This build up of inventory is primarily attributable to the growth in the consumer direct segment including the opening of our new retail stores.

Investing Activities

Net cash used in investing activities was $8.2 million in 2008 compared to $22.5 million in 2007. The decrease of $14.3 million resulted primarily from the sale of marketable securities of $5.5 million in 2008 compared to the purchase of $15.1 million of marketable securities in 2007. The sale of the marketable securities was due to the Company’s shift to more conservative investments as a result of the changes in the investment market. This increase was partially offset by an increase in capital expenditures of $6.4 million to support the increase in the number of stores the Company has opened and is in the process of opening.

Financing Activities

Net cash used in financing activities was $6.8 million in the first nine months of 2008 compared to $1.6 million in the first nine months of 2007. In the first nine months of 2008, the Company paid $7.0 million when employees elected to have the Company withhold common stock to satisfy their minimum statutory income tax withholdings on restricted shares that vested and options that were exercised during the year, compared to $3.0 million in the first nine months of 2007. Partially offsetting this increase is a decrease in the excess tax benefit from stock-based compensation of $1.1 million as the stock options exercised in 2008 are not eligible for a tax deduction.

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

The Company has investments in auction rate securities which have experienced an illiquid market for much of 2008. However, in October 2008, the Company was notified that the two brokers who sold ARS to the Company will purchase the ARS at a price of par plus accrued interest.  The Company intends to accept the offers from these brokers.  The first portion of the ARS, in the amount of $4.9 million, is expected to be purchased before December 31, 2008, and the second portion, in the amount of $5.0 million, by July 2012, although the broker may purchase these at any time beginning in the fourth quarter of 2008 and the Company may instruct the broker to purchase these ARS beginning in June 2010. See Item 3 Quantitative and Qualitative Disclosures about Market Risk.

Capital expenditures for the remainder of 2008 are expected to approximate $5 million which relates primarily to leasehold improvements for new store openings.

Factoring Agreement

In December 2007, Guru Denim Inc., the Company’s wholly owned subsidiary, entered into a collection factoring agreement with Merchant Factors Corp (“Merchant Factors”). The collection factoring agreement with Merchant Factors has an initial term of seven months, which expired in June 2008. The Company’s factoring agreement may now be terminated by either party upon 60 days notice. Guru Denim sells to Merchant Factors its domestic wholesale receivables that Merchant Factors chooses to approve for credit. Merchant Factors has the right to reassign or resell the receivables to other business entities.

Guru Denim pays a commission fee to Merchant Factors, which assumes the credit risk for all receivables that it purchases from Guru Denim.

Guru Denim has granted to Merchant Factors, a security interest in all current and future receivables in order to secure payment of any amounts due to them from Guru Denim.

Contractual Obligations

As compared to December 31, 2007, the only material change in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K as of November 3, 2008 is the execution of 24 new retail leases which have future minimum lease payments of $53.5 million.  For additional information regarding our contractual obligations as of December 31, 2007, see Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2007.

Seasonality of Business

Due to the holiday shopping season in December, our U.S. wholesale segment sales historically have been higher in the second half of the year and our consumer direct segment sales historically have been higher in the fourth quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the nine months ended September 30, 2008 are consistent with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on May 1, 2008, except with respect to the adoption of new accounting pronouncements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.  The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.  In February 2008, the Financial Accounting Standards Board “FASB” issued FASB Staff Position No. FAS 157-1 (“FSP 157-1”) and FASB Staff Position No. FAS 157-2 (“FSP 157-2”), affecting implementation of SFAS 157. FSP 157-1 excludes FASB Statement No. 13, Accounting for

Leases (“SFAS 13”), and other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. The Company is presently evaluating the impact of the adoption of SFAS 157 for its nonfinancial assets and nonfinancial liabilities.

SFAS 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value.

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

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.  The Company’s auction rate securities represent Level 3 investments, which are valued based on broker quotes as well as subsequent auctions, if any (see Note 3).

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

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of September 30, 2008, we had funds invested in auction rate securities which we accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  These investments were treated as available-for-sale under SFAS 115. The carrying value of these investments approximates fair market value. Beginning February 2008, the Company had eight issues fail at auction, with a total par value of $9.9 million. In October 2008, the Company was notified that the two brokers who sold ARS to the Company will purchase the ARS at a price of par plus accrued interest.  The Company intends to accept the offers from these brokers.  The first portion of the ARS, in the amount of $4.9 million, are expected to be purchased before December 31, 2008, and the second portion, in the amount of $5.0 million, by July 2012, although the broker may purchase these at any time beginning in the fourth quarter of 2008 and the Company may instruct the broker to purchase these ARS beginning in June 2010.

During the nine months ended September 30, 2008, the Company established a subsidiary in Japan.  The Company’s exposure to fluctuations in the U.S. Dollar and Japanese Yen exchange rate is not considered material as of September 30, 2008.

ITEM 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the

Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In the quarter ended September 30, 2008, the Company has made certain changes in internal controls over financial reporting to remediate the last of the three material weaknesses discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. (The other two material weaknesses were remediated in the quarter ended June 30, 2008.) As of December 31, 2007, the Company’s controls over the financial closing and reporting process were not designed or operating effectively to prevent or detect material errors in the accounting for income taxes and stock-based compensation and certain disclosures in our interim and annual financial statements. The Company has formalized its financial closing and reporting processes and hired additional qualified personnel to remediate the noted deficiencies.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, the Company is involved in various legal proceedings, which are incidental to the ordinary course of our business. The Company does not believe that these routine matters are material to its business or financial condition.

ITEM 1A.	Risk Factors

In our 2007 Annual Report on Form 10-K, we discussed the Company’s risk factors in Part I, “Item 1A. Risk Factors”.  There has been no material changes in our risk factors from those discussed in the 2007 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	None
	(b)	None
	(c)	See below.

This table provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2008:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Per Share (a)	Announced Plan	Under the Plan
July 1, 2008 – July 31, 2008	1,620	$25.82	—	—
August 1, 2008 – August 31, 2008	1,217	$28.27	—	—
September 1, 2008 - September 30, 2008	572	$26.08	—	—
Total	3,409	$26.74	—	—

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

Date: November 10, 2008

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 10, 2008