Form 10-K
period 2008-12-31
TRUE RELIGION APPAREL INC
filed 2009-03-11
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

         The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2008, was approximately $539,093,000, computed by reference to the price of $26.65 per share, the price at which the common equity was last sold on such date as reported on the Nasdaq Global Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates.

         On March 6, 2009, 25,360,030 shares of common stock were outstanding.

TRUE RELIGION APPAREL, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

Exhibit 10.2
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

 PART I.

Item 1.    Business.

General

        True Religion Apparel, Inc. (referred to in this Annual Report on Form 10-K as "the Company," "our," "we," or "True Religion") was first incorporated in Nevada in 2001 under the name Gusana Explorations Inc. In June of 2003, our Company acquired Guru Denim, Inc. (Guru Denim), a private, California corporation. Following the acquisition of Guru Denim, we changed our name to True Religion Apparel, Inc. and reincorporated in Delaware in 2005. We currently design, market, distribute, and sell apparel under the brand name "True Religion Brand Jeans" to fashion-conscious consumers on six continents, including North America, Europe, Asia, Australia, Africa and South America. We seek to be a trend setting leader in the design, marketing, distribution and sale of fashion jeans and related sportswear apparel. Our products can be categorized as denim, knit and non-denim, and most come in 'tops' and 'bottoms'. Knit styles include hoodies, t-shirts and sweats, and non-denim fabrics include corduroy and twill. Tops range from shirts to jackets, and bottoms encompass pants, shorts and skirts. We operate in four distinct but integrated segments: U.S. Wholesale, International, Consumer Direct and Other, which includes licensing activity. Our Consumer Direct segment consists of branded retail stores and e-commerce sales. The business segments share product design, manufacturing and marketing resources. During the past six years we have developed a recognizable brand, expanded vertically into the Consumer Direct segment, expanded our product offerings, and initiated a strategy to leverage our brand by entering into product licensing agreements.

        We market and distribute our products into the U.S. Wholesale and International segments by attendance at industry trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom is granted rights to market and sell our products in a defined market or territory. We have agreements with international distributors and sales agents covering more than 50 countries on six continents.

        Our products are sold in the United States in leading national premium stores, including Bloomingdale's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, and in approximately 900 boutique and specialty stores. Our U.S. sales agent, L'Atelier, presents our collections at their showrooms in Los Angeles and New York. Through our network of international distributors and sales agents, our products are sold internationally at boutiques and specialty stores in major cities throughout Africa, Asia, Australia, Europe, the Middle East and South America.

        We also sell our products through our Consumer Direct division in our own branded retail stores and through our True Religion Brand Jeans website, which is operated for us by a third party.

Business Strategy

        Our strategy is to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in premium nationwide stores, select boutiques and specialty stores, and who want to wear and be seen in the latest and most fashionable premium jeans and related apparel. True Religion Brand Jeans sell mostly in the range of $172 to $350 per pair at retail; occasionally, we offer specialty items at higher prices. We continually update our product offerings to be seen as a trend setter in the high fashion jeans apparel market.

        For our denim jeans and other fabrications, we utilize contract manufacturers located in the United States. We brand products as having been "Made in the U.S.A." Local manufacturing helps us control our costs, ensures fast turnaround of popular styles, and keeps fixed overhead to a minimum. Many of our jackets and children's products are manufactured in Mexico, and much of our shirts and sportswear is manufactured in the Far East.

        We maintain and exercise control over advertising and marketing activities from our headquarters, where we set the tone for integrity, consistency and direction of the True Religion brand image worldwide. Furthermore, we control our brand image by controlling the distribution of our products. We sell our in-season merchandise only through our own branded retail stores, premium nationwide stores, boutiques and specialty stores, and international distributors that display and merchandise our products in a way that supports our brand image and is in synch with the lifestyle and shopping experience expected by our customers. We sell our prior season merchandise and 'seconds' through our own branded retail stores located in outlet malls and through off-price retailers.

Our Brand and Products

        Since 2003, our brand name has become a familiar name in premium denim and apparel. We believe the strength of the True Religion brand name and image is due mainly to our emphasis on seeking innovative and distinctive product designs that stand for exceptional fit, styling details and quality. We seek to be an innovator in premium lifestyle branding. Our fashion perspective is significantly influenced by our Chief Executive Officer, Jeffrey Lubell.

        Our principal products are high fashion denim jeans in a wide variety of styles that we design, market, distribute and sell under the True Religion Brand Jeans trademarks. We currently sell men's, women's and kid's styles. Our products are sold in the United States and abroad through our branded retail stores, upscale retailers, boutiques and specialty stores. In addition to denim jeans, we sell corduroy pants and jackets, cotton, twill, linen and velvet pants and jackets, fleece sweat suits and hooded sweatshirts, skirts, knit shirts, t-shirts, shorts and sportswear for men, women and children. Many of our products can be viewed on our website located at www.truereligionbrandjeans.com. We intend to continue to introduce new styles and styling details in jeans and sportswear.

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

        In 2007, we patented our Super Big-T stitch, which is a distinctive thread stitch process. The styles that we designed using this Super Big-T stitch were some of our best sellers in 2007 and 2008. In 2008, we introduced new jean collections such as "XXX" and "Stealth," and we updated existing collections, such as introducing gold crystals to the "Disco" collections.

        Our 2008 net sales categorized by gender were approximately as follows: women—58%; men—38%; and kids—4%. Our largest product category in terms of units sold in 2008 was denim bottoms, which accounted for 76% of total units sold. Our average sales price for women's products in our full price retail stores was $207 in 2008; for men's products, it was $202; and for kid's products, it was $106.

Our Sales Segments

        Information regarding net sales, gross profit and operating income, attributable to each of our segments, is included within Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Note 14, Segment Information, of our Notes to Consolidation Financial Statements, which are incorporated herein by reference.

Our U.S. Wholesale Segment

        Our U.S. Wholesale segment sells our products to leading nationwide premium stores, specialty retailers and boutiques that have the image and merchandising expertise that we demand for the effective presentation of our products. In 2008, our products were sold in Bloomingdale's, Neiman Marcus, Nordstrom and Saks Fifth Avenue, and in approximately 900 specialty retailers and boutiques. Our U.S. Wholesale segment also sells prior season or excess merchandise to off-price retailers. In 2008, our U.S. Wholesale segment generated net sales of $153.2 million, comprising 56.8% of our total net sales.

Our International Segment

        We distribute our products through our International segment to distributors and sales agents who sell to upscale boutiques in their respective territory and through our wholly-owned subsidiary, True Religion Japan, KK, which was formed in the second quarter of 2008. Through this network of international distributors, sales agents and our subsidiary, our products are found in major cities throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America. In 2008, 81% of our international sales were made to our five largest distributors and via our subsidiary in Japan. In 2008, our International segment generated net sales of $40.0 million, comprising 14.8% of our total net sales.

Our Consumer Direct Segment

        Our Consumer Direct segment includes our branded retail stores and our e-commerce sales. As of December 31, 2008, we operated 42 branded retail stores. We added 27 branded retail stores in 2008 and expect to add 25 branded retail stores in 2009. Our branded retail stores are located across the United States in a variety of upscale shopping areas ("street" locations, regional malls, and a limited number of outlet centers). Our typical branded retail store is approximately 1,600 square feet, while our branded retail store located in an outlet center is approximately 2,500 square feet. Our branded retail stores showcase the full range of our branded merchandise including licensed products, in an environment that emphasizes our unique "Malibu hippy-bohemian chic" image through an extensive use of hand-hewn hickory pecan wood. Our e-commerce sales are made through a third-party who receives sales commissions in exchange for operating the 'True Religion Brand Jeans' website, accepting customer orders and fulfilling customer orders from their distribution center, where they hold our merchandise on consignment. In 2008, our Consumer Direct segment generated net sales of $75.3 million, comprising 27.9% of our total net sales.

Our Licensing Business

        We selectively license our brand name and logo to be included on products sold by other companies to enhance and extend the True Religion Brand Jeans brand. Through licensing alliances, we combine our consumer insight, design, and marketing skills with the specific product competencies of our licensing partners to create, build and expand our product offerings to fashion conscious consumers. We grant our product licensees the right to design, manufacture and sell at wholesale specified categories of products under our trademark. We have the right to approve or disapprove the licensees' designs, products and wholesale customers. Each licensing partner pays us royalties based upon its wholesale sales of products that use our trademark. In addition, licensing partners may be required to allocate a portion of their sales revenues to advertise our products and share in the creative costs associated with these products. Our licenses typically have three year terms and may grant the licensee conditional renewal options. We recognized $1.4 million in royalty revenue through our licensing business in 2008.

        At the end of 2008, our licensed merchandise categories were: footwear, fragrances, headwear, and swimwear. Two merchandise categories that were formerly licensed, handbags and outerwear, were transitioned to in-house development, sourcing, and sales in 2008.

Marketing

        Our initial marketing effort, which commenced in 2003 after our acquisition of Guru Denim, was focused on our products and emphasized the fit, styling details and washes of our unique denim products. Beginning in 2004, we expanded our focus from the products to the brand of True Religion Apparel by distributing our products to premier fashion retailers. This provided us with the exposure to build our brand. In 2005 we continued to focus our marketing efforts on building our brand by expanding our distribution, initially to national premium specialty stores and boutiques, and then to our branded retail stores. These settings showcase our products to many of our target customers. In 2008, we continued to focus on building our brand image by initiating a selected print advertising campaign to build brand awareness for our women's and men's denim, sportswear and licensed products as well as to generate awareness of our growing number of branded retail stores. As we move into 2009, we intend to continue to build our brand image by presenting new merchandise images and adding a few select publications that present our campaign.

Trademarks

        We have 12 trademarks registered in the United States for "True Religion Brand Jeans" logos and marks. We have also secured international trademark registrations in 25 countries and we continue to seek trademark registrations that we believe are necessary to protect the True Religion brand. Generally, our trademarks remain valid and enforceable so long as we continue to use the marks in commerce and the required registration renewals are filed. We consider our trademarks as valuable assets in the marketing of our products and seek to protect them from infringement worldwide.

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

Design and Product Development

        Our design team, which has 26 employees and is led by Jeffrey Lubell, Chief Executive Officer and Chief Merchant, is responsible for the design and development of our products. We do not currently have a formal research and development effort but our design team plans to continue to develop new products. Our design team is diverse in all our product categories and is known for designing leading fashion trends. Our washes are constantly in development to react to the demand for new and exciting product to consumers. The development of our products from concept through manufacturing is engineered to be not only fashionable but durable as well.

Manufacturing

        We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have contract manufacturers in the United States for our women's and men's denim, Mexico for our kid's denim and fleece products, and the Far East for knit shirts. We believe we can meet our current production needs using these and other available contract manufacturers. These contractors purchase the fabric and materials, and then sew and finish our products to our design specifications. In addition to the contract manufacturers, we utilize various laundry and finishing houses in the Los Angeles area to complete the production of many of our products.

        Our production and sourcing staff oversee the manufacturing, quality control and production of our products and researches and develops new sources of supply for the materials used in the manufacturing of our products.

Quality Control

        Our quality control program is designed to ensure that products meet our high quality standards. We monitor the quality of the fabrics used by our contract manufacturers prior to the production of garments and inspect prototypes of each product before production runs commence. We also perform random on-site quality control checks during and after production before our products are shipped from our contract manufacturers. Final random inspections of our products occur when our products are received in our distribution center. We believe that our policy of inspecting our products at both our distribution centers and on-site at our contract manufacturers' facilities is integral in maintaining the quality, consistency and reputation of our products.

Government Regulation and Supervision

        We are subject to customs, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the promotion and sale of merchandise and the operation of retail stores. Some of our merchandise is manufactured by factories located outside of the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. While importation of goods from some countries from which we buy our products may be subject to embargo by U.S. customs authorities if shipments exceed quota limits, we currently are not restricted by quotas in the operation of our business. In addition, custom duties and tariffs do not comprise a material portion of the cost of our products.

        We are committed to product quality and safety; we focus our efforts to adhere to all applicable Federal and state laws and regulations including Consumer Product Safety Improvement Act ("CPSIA"), and all Federal Trade Commission ("FTC") rules and regulations for product labeling. Labeling and advertising of our products is subject to regulation by the FTC. We use a government approved third party testing lab to verify all federally mandated testing requirements for wearing apparel as applicable. We believe that we are in material compliance with these regulations.

Competition

        The retail apparel industry is highly competitive. We compete with numerous designers and manufacturers of apparel and accessories, domestic and foreign, including 7 for All Mankind, AG Adriano Goldschmied, Diesel, G-Star, Levi Strauss & Co, Rock & Republic and Citizens of Humanity. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, fit and quality, which depend on our ability to:

  •
  anticipate and respond to changing consumer demands in a timely manner;

  •
  maintain favorable brand recognition;

  •
  develop and produce high quality products that appeal to consumers;

  •
  appropriately price our products;

  •
  ensure product availability; and

  •
  obtain sufficient retail floor space and effectively present our products at retail.

Employees

        As of December 31, 2008, we employed on a full or part-time basis a total of 809 employees, consisting of 599 in our retail stores, 128 in design and production, and 82 general administrative.

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

Item 1A.    Risk Factors.

Risks Relating to Our Industry

Our business may be negatively impacted by general economic conditions and the current global financial crisis.

        Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers, our largest direct customers. Consumer spending recently has deteriorated significantly and may remain depressed, or be subject to further deterioration for the foreseeable future. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of high-fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated.

Our continued operations depend on current fashion trends. If our designs and products do not continue to be fashionable, our business could be adversely affected.

        Our success depends in large part on our ability to develop, market and deliver innovative and stylish products that are consistent with and build on our brand and image at a pace and intensity competitive with our competition. The novelty and the design of our True Religion Brand Jeans apparel is critical to our success and competitive position. The apparel industry is subject to rapidly evolving fashion trends and shifting consumer demands. If we are unable to continue to develop and offer unique products to our customers, our sales and margins will decline and we may be faced with a significant amount of unsold finished goods inventory. We cannot be certain that high-fashion denim and related apparel will continue to be fashionable. Should the trend steer away from high-fashion denim and related apparel, our sales could decrease and our business could be adversely affected. In addition, our future designs and plans to expand our product offerings may not be successful, and any unsuccessful designs or product offerings could adversely affect our business.

Our business and the success of our products could be harmed if we are unable to maintain our brand image.

        Our success to date has been due in large part to the growth of our brand image. If we are unable to timely and appropriately respond to changing consumer demand, our brand name and brand image may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles that are no longer popular. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.

We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

        We face intense competition in the apparel industry from other established companies. A number of our competitors may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the apparel industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, there are low barriers of entry into this industry and new companies may enter the markets in which we compete, further increasing competition in the industry. Our branded retail stores compete with many other retailers, including department stores, some of whom are our major wholesale customers. We believe that our ability to compete successfully depends on a number of factors, including the style and quality of our products and the strength of our brand name, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common stock.

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

        We have experienced rapid growth since our inception, and have increased our net sales from $27.7 million in 2004 to $270.0 million in 2008. We anticipate that our future growth rate will depend upon various factors, including the strength of our brand image, the market success of our current and future products, the success or our growth strategies, competitive conditions and our ability to manage our future growth. Future growth may place a significant strain on our management and operations. As we continue to grow in our operations, our operational, administrative, financial and legal procedures and controls will need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business. Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our future operating results could be adversely affected.

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

        Our growth strategy is dependent in part on our ability to open and operate new stores and the availability of suitable store locations on acceptable terms. Although we operated 42 branded retail stores as of December 31, 2008, we historically have been primarily a wholesaler. We plan to open approximately 25 company-operated branded retail and outlet stores in 2009. The success of this strategy is dependent upon, among other factors, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and making capital expenditures for these stores. We must also offer a broad product assortment, appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies and integrate our stores into our overall business mix. An increase in the number of branded company-operated stores will place increased demands on our operational, managerial and administrative resources and require us to further develop our retailing skills and capabilities. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. The commitments associated with our expansion will increase our operating expenses may be costly to terminate, and these investments may be difficult to recapture if we decide to close a store or change our strategy.

We must successfully maintain and/or upgrade our information technology systems.

        We rely on various information technology systems to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in upgrading, transitioning to new systems or of integrating new systems into our current systems.

        We are in the process of replacing our current wholesale merchandise and financial management information systems with a system that is intended to improve integration, efficiency and operations of our expanding business model. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation as well as ensuring appropriate commercial contracts with third-party vendors supplying replacement technologies are in place. We cannot assure you that we will be able to successfully implement this new system, as planned or that they will occur without disruptions to operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

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

        Our dependence on contract manufacturing could subject us to difficulty in obtaining timely delivery of products of acceptable quality. A manufacturer's failure to ship products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our wholesale customers. In addition, any interference with our ability to receive shipments from those manufacturers, such as conditions at ports or issues that otherwise affect transportation and warehousing providers, could cause delayed delivery of product. Additionally, if we experience a significant increase in demand, or if we need to replace any of the manufacturers that we currently use, we may have to expand our third party manufacturing capacity. We cannot assure you that this capacity will be available to us, or available on terms that are acceptable to us. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales and margins.

Our success depends on the continued protection of our trademark and other proprietary intellectual property rights.

        Our trademark and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a worldwide basis. Despite any precautions we may take to protect our intellectual property, policing unauthorized use of our intellectual property is difficult, expensive and time consuming, and we may be unable to adequately protect our intellectual property or determine the extent of any unauthorized use, particularly in those foreign countries where the laws do not protect proprietary rights as fully as in the United States. Our efforts to establish and protect our trademark and other proprietary intellectual property rights may not be adequate to prevent imitation or counterfeiting of our products by others or to prevent others from seeking to block sales of our products for violating their trademarks and proprietary rights. Unauthorized copying of our products or unauthorized use of our trademarks or other proprietary rights may not only erode sales of our products but may also cause significant damage to our brand names and our ability to effectively represent ourselves to our customers. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of True Religion, that our proprietary rights would be upheld if challenged or that we would, in that event, not be prevented from using our trademarks, any of which could have a material adverse effect on our financial condition and results of operations. Further, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property by others. Even if we are successful in these actions, the costs we incur could have a material adverse effect on us.

Our business could suffer from the financial instability of our customers.

        In the United States, we sell our products to certain retail companies on open account with 30 to 60 day payment terms. We generally request a letter of credit or wire transfer before shipment to our foreign distributors, but these arrangements are not always possible. Customer financial difficulties could result in losses to us.

A significant disruption at our distribution center could have a material adverse impact on our business and operating results.

        We primarily rely on a single distribution center located at our corporate offices in Vernon, California to receive, store and distribute merchandise to all of our stores and wholesale customers. Any significant interruption in the operation of our Vernon distribution center due to natural disasters, accidents, system failures or other unforeseen causes could have a material adverse effect on our business and operating results.

Our ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.

        We expect our international operations to increase, and consequently we may face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control. These factors include, among other things:

  •
  political instability or acts of terrorism, which disrupt trade with the countries in which our contractors, suppliers or customers are located;

  •
  difficulties in managing our foreign operations;

  •
  local business practices that do not conform to legal or ethical guidelines;

  •
  adoption of additional or revised quotas, restrictions or regulations relating to imports or exports;

  •
  additional or increased customs duties, tariffs, taxes and other charges on imports;

  •
  significant fluctuations in the value of the dollar against foreign currencies;

  •
  increased difficulty in protecting our intellectual property rights in foreign jurisdictions;

  •
  social, legal or economic instability in the foreign markets in which we do business, which could influence our ability to sell our products in these international markets;

  •
  restrictions on the transfer of funds between the United States and foreign jurisdictions; and

  •
  the ability of our international distributors to locate and continue to open desirable new retail locations.

Foreign currency fluctuations could adversely impact our financial condition and results of operations.

        We generally purchase our products in U.S. dollars. However, we will be sourcing more of our products overseas. As a result, the cost of these products may be affected by changes in the value of the applicable currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international business will sell products. Furthermore, our international sales and some of our licensing revenue are generally derived from sales in foreign currencies. This revenue, when translated into U.S. dollars for consolidated reporting purposes, could be materially affected by the strengthening of the U.S. dollar, negatively impacting our results of operations and our ability to generate revenue growth.

The loss of our Chief Executive Officer or other key management personnel would have an adverse impact on our future development and could impair our ability to succeed.

        Our performance is substantially dependent upon the expertise of our Chief Executive Officer, Jeffrey Lubell, and other key management personnel. Mr. Lubell spends all of his working time on our Company's business. It may be difficult to find qualified individuals to replace Mr. Lubell or other key management personnel if we were to lose any one or more of them. The loss of Mr. Lubell or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key man" insurance with respect to Mr. Lubell or any of our other key management personnel, and any of them may leave us at any time, which could severely disrupt our business and future operating results.

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

Violation of labor laws and practices by our licensees or suppliers could harm our business.

        We require our licensing partners and suppliers to operate in compliance with applicable laws and regulations. While our code of conduct promotes ethical business practices, we do not control our licensees or suppliers or their labor practices. The violation of labor or other laws by any of our licensees or suppliers, or divergence of a licensee's or supplier's labor practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of our products, harm the value of our trademarks, damage our reputation or expose us to potential liability for their wrongdoings.

Our quarterly sales and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in demand for premium denim and related apparel, and accessories, delivery date delays, timing of new store openings, recognition of stock-based compensation and potential fluctuations in our annualized tax rate, which may result in volatility of our stock price.

        Our quarterly sales and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. For example, sales of our products have historically been somewhat seasonal in nature with the largest sales generally occurring in the second half of the year. Delays in scheduling or pickup of products by our wholesale customers could negatively impact our net sales and results of operations for any given quarter. The timing of new store openings and the amount of sales contributed by new stores could also impact our net sales and results of operations for any given quarter. We have granted restricted stock awards with a portion that immediately vested or vested in the near future in the first quarter of 2006, 2007, 2008 and 2009 and the fourth quarter of 2006. The compensation expense for the awards that vest immediately caused an increase in our selling, general and administrative expenses and reduced our net income and earnings per share in our quarterly income statements. Also, our annualized tax rate is based on projections of our operating results for the year, which we review and revise as necessary at the end of each quarter. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly operating results. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in sales or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease our corporate headquarters facility, which is a 119,000 square foot industrial building located in Vernon, California, under a non-cancelable agreement. The lease agreement expires on June 30, 2011, and we have the right to renew the lease agreement for five years if we comply with the lease agreement terms. We conduct our design, administrative and distribution operations at this facility.

        We lease our retail store locations under non-cancelable operating lease agreements expiring on various dates through 2020. These facilities are located in the United States and Japan. Many of the store lease agreements allow us to terminate the agreement, generally in the third or fourth year, if our sales do not meet a pre-determined level. As of December 31, 2008, we had 42 stores open. We expect to open approximately 25 stores in 2009 and approximately 20 stores in 2010. At the end of 2008, our retail square footage, which includes storage space at all stores, was approximately 80,000. Our retail stores range in size from 900 to 3,000 square feet.

Item 3.    Legal Proceedings.

        From time to time, in the ordinary course of business, we are involved in various legal proceedings. We do not believe that these matters, either alone or in the aggregate, will have a material impact on our financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of Stockholders was held on October 2, 2008.

Election of Directors

        At the Annual Meeting of Stockholders, the stockholders voted to elect a Board of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified. The results of the election of directors were as follows:

	Number of Shares
	For	Withheld
Jeffrey Lubell	18,779,409	320,893
Joseph Coulombe	17,401,136	1,699,166
G. Louis Graziadio, III	13,810,435	5,289,867
Robert L. Harris, II	17,395,199	1,705,103
Mark S. Maron	18,798,520	301,782

Approval of Executive Cash Incentive Bonus Plan

        The vote was 15,658,882 for, 562,278 against, and there were 163,830 abstentions. There were 2,715,312 broker non-votes.

Ratification of appointment of independent registered public accounting firm

        The vote was 19,059,236 for, 27,299 against, and there were 13,763 abstentions. There were no broker non-votes.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock trades under the symbol "TRLG" on the Nasdaq Global Market. The high and low sales prices for our common stock, as reported by the Nasdaq Global Market for the periods indicated are as follows.

	2008		2007
	High	Low	High	Low
First Quarter	$20.76	$17.00	$19.29	$14.96
Second Quarter	$26.76	$15.51	$21.62	$14.90
Third Quarter	$31.08	$24.53	$22.61	$15.38
Fourth Quarter	$25.69	$10.25	$21.88	$14.25

Holders

        As of March 6, 2009 there were 59 record holders of our Common Stock.

Dividends

        We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. There are no restrictions that limit our ability to pay dividends on our common shares. Any future determination as to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition capital requirements and other factors deemed relevant by the Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Stock Price Performance

        The following graph compares, for each of the last five fiscal years, commencing on December 31, 2003 and ending December 31, 2008, the cumulative total return of True Religion Apparel, Inc. common stock, Standard & Poor's 500 Index, Standard & Poor's Retail Index and Standard & Poor's Apparel, Accessories & Luxury Goods Index. The Retail Index is comprised of 32 retail companies, representing a sector of the Standard & Poor's 500 Index. The Apparel, Accessories & Luxury Goods Index is comprised of 19 companies, also representing a sector of the Standard & Poor's 500 Index. The cumulative total return of True Religion Apparel, Inc. common stock assumes $100 invested on December 31, 2003 in our common stock and in each of the foregoing indices. The stock price performance graph is not necessarily indicative of future stock price performance. The return on $100 invested in the S&P 500, the S&P 1500 Apparel Retail and the S&P 1500 Apparel, Accessories & Luxury Goods Index over the 5 year period from December 2003 to December 2008 was $90, $78 and $86, respectively.

      Copyright ©2009, S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Transactions in Our Equity Securities

        For the period covered by this report, we have not engaged in any transactions involving the sale of our unregistered equity securities that were not disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K. We have not engaged in any sales of registered securities for which the use of proceeds is required to be disclosed. This table provides certain information with respect to our purchases of shares of our common stock during the fourth quarter of 2008:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
October 1, 2008—October 31, 2008	127,534	$16.41	—	—
November 1, 2008—November 30, 2008	1,458	$15.56	—	—
December 1, 2008—December 31, 2008	—	$—	—	—

Total	128,992	$16.40	—	—

(a)
These columns reflect the surrender to us of shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

Item 6.    Selected Financial Data.

        The following selected financial data are derived from the audited Consolidated Financial Statements and should be read in conjunction with Item 1A "Risk Factors," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the related notes included in Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Statement of operations data (In Thousands):
Net sales	$270,000	$173,256	$140,489	$103,219	$27,667
Operating income	68,876	47,142	34,977	31,470	6,299
Provision for income taxes	25,570	21,100	14,035	13,126	2,464
Net income	44,371	27,845	21,746	18,440	3,835
Earnings per share:
Basic	$1.89	$1.21	$0.97	$0.85	$0.19
Diluted	$1.83	$1.16	$0.92	$0.81	$0.19
Weighted number of shares outstanding—basic	23,511	22,964	22,496	21,677	19,999
Weighted number of shares outstanding—diluted	24,270	23,949	23,608	22,657	20,494

	As of December 31,
	2008	2007	2006	2005	2004
Balance sheet data ($000's):
Working capital	$113,108	$72,846	$58,845	$30,337	$7,106
Total assets	$166,452	$113,258	$79,751	$44,163	$13,449
Stockholders' equity	$142,250	$95,247	$64,147	$31,574	$7,604

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

        We design, market, distribute and sell premium denim apparel, centered on our core denim products using the brand name "True Religion Brand Jeans." Our products include pants, tops, and jackets, made from denim, fleece, corduroy and other fabrics. We are known for our unique fit and styling details. Through multiple wholesale and retail segments, our expanding product line reaches fashion-conscious consumers on six continents, including North America, Europe, Asia, Australia, Africa and South America.

Strategic Initiatives

        We believe that our core strengths have enabled us to be well positioned to expand our business and enhance shareholder value through execution of our strategy and focusing on key strategic initiatives which include:

  •
  Expansion of Product Lines—By continually developing innovative products, we strive to continue the sales growth momentum that we have created to date. New jean offerings, such as the Rockstar, Gold Disco, XXX, Stealth and Blacklight groups have been received well by consumers. Likewise, our product line offerings now feature an expanded sportswear collection, including shirts, hoodies, knit tops, jackets and handbags. We added swimwear and fragrance licensed product categories in 2008, supplementing the footwear and headwear licensed product categories that debuted in 2007. By expanding our product range, we are able to offer a more complete collection to our customers, and we are more balanced as fashion trends develop.

  •
  Growth of Consumer Direct Segment—Since launching our e-commerce portal and opening our first branded retail store in 2005, the Consumer Direct segment has expanded rapidly and is expected to continue to grow in 2009. We opened 27 stores in 2008, and plan to add approximately 25 stores in 2009. With these additional branded stores by the end of 2009, we expect that the higher margin Consumer Direct segment will continue to drive net sales growth and profitability.

  •
  Increase International Presence—We are confident that we are well positioned to further establish True Religion as a global premium apparel and accessories brand through our initiatives domestically and internationally. Since 2003, our merchandise has been sold in international markets through independent distributors and select retailers. In 2008, we established a company-owned business in Japan, our first foreign investment. We established our Japanese subsidiary to serve wholesale customers and open True Religion Brand Jeans stores in Japan. We believe that company-owned branded retail stores in key international markets will provide growth in future years as we showcase our complete product collection, which will increase sales across wholesale and Consumer Direct segments.

  •
  Strengthen U.S. Wholesale Sales—Our innovative jeans groups experienced robust net sales growth in the U.S. Wholesale segment in 2008. We will continue to bring new groups and updated styling details to the wholesale accounts, which we expect will solidify our position as a fashion leader in premium jeans.

2008 Highlights

        The sales growth we experienced in 2008 reflects the strength of our expanded product assortment and the continued growth in our Consumer Direct business. The key highlights of 2008 were:

  •
  Net sales increased 55.8% to $270.0 million.

  •
  Consumer Direct net sales increased 157.3% to $75.3 million.

  •
  U. S. Wholesale net sales increased 37.6% to $153.2 million.

  •
  Operating income increased 46.1% to $68.9 million.

  •
  Net income increased 59.3% to $44.4 million.

  •
  Earnings per diluted share increased 57.8% to $1.83 per diluted share.

2008 Compared to 2007

        The following table summarizes results of operations for 2008 compared to 2007 (dollar amounts in thousands, except per share data):

	Years Ended December 31,
	2008		2007
	Amount	%	Amount	%	Change	%
Net sales	$270,000	100.0%	$173,256	100.0%	$96,744	55.8%
Gross profit	157,001	58.1%	98,827	57.0%	58,174	58.9%
Selling, general and administrative expenses	88,125	32.6%	51,685	29.8%	36,440	70.5%
Operating income	68,876	25.5%	47,142	27.2%	21,734	46.1%
Interest income, net	1,065	0.4%	1,803	1.0%	(738)	(40.9)%
Provision for income taxes	25,570	9.5%	21,100	12.2%	4,470	21.2%
Net Income	$44,371	16.4%	$27,845	16.1%	$16,526	59.3%
Net income per share—Basic	$1.89		$1.21		$0.68	56.2%
Net income per share—Diluted	$1.83		$1.16		$0.67	57.8%

Net Sales

        The following table summarizes net sales by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2008	2007	Amount	%
U.S. Wholesale	$153,235	$111,390	$41,845	37.6%
Consumer Direct	75,314	29,268	46,046	157.3%
International	40,044	31,728	8,316	26.2%
Other	1,407	870	537	61.7%

Total net sales	$270,000	$173,256	$96,744	55.8%

        U.S. Wholesale net sales increased 37.6% to $153.2 million. In 2008, our sales to "major" (e.g. Nordstrom, Bloomingdale's) accounts increased 58.1% from the prior year as our consumers reacted favorably to the new jean groups that we introduced in 2008 and the updated styling of our on-going groups. We expect our net sales to majors will decrease by 3% to 5% in 2009 as consumers are impacted by the ongoing U.S. economic recession. We increased our net sales in 2008 to off-price retailers as we exited slower-moving styles and sold basic styles made from prior season fabrics. Our net sales to these customers represented 13.7% of our net sales in 2008 and 10.8% of our net sales in 2007. We expect our net sales to off-price retailers will decrease by 3% to 5% in 2009 as we will depend more on our outlet stores to sell our slower-moving styles. Our net sales to boutique customers decreased 11.4%, as the demand for our 2008 collection was tempered by the impact of the U.S. economic slowdown and our decision to not ship accounts that were past due or suspected of re-selling our merchandise. We expect that our net sales to boutiques will continue to be below the prior year net sales levels as long as the U.S. economy is in a recession.

        Consumer Direct net sales increased by 157.3% to $75.3 million in 2008. The increase was primarily driven by new store openings. We opened 11 stores in 2007 and 27 stores in 2008, bringing our total to 42 stores at the end of 2008. In addition to the store count increase, our Consumer Direct net sales benefited from the favorable reaction to our 2008 collections and the expansion of our sportswear and licensed-product offerings, which comprised 24% of our retail store sales in 2008. We expect that this segment's net sales will increase by 60% to 65% in 2009 primarily from the 27 stores opened in 2008 and the 25 stores that we expect to open in 2009.

        International net sales increased 26.2% to $40.0 million due primarily to increased sales to distributors for Europe and North America. Offsetting this increase was a planned sales decrease in Japan as a result of our transition from a third party distributor to a company-owned subsidiary. Beginning with the spring 2008 season, we started the pre-season selling activities sooner than in the prior year, which we believe contributed to the growth in our international sales along with the favorable customer reaction to our newer collections.

Gross Profit

        The following table summarizes gross profit by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2008	2007	Amount	%
U.S. Wholesale	$78,670	$60,007	$18,663	31.1%
Consumer Direct	57,669	22,452	35,217	156.9%
International	19,255	15,498	3,757	24.2%
Other	1,407	870	537	61.7%

Total gross profit	$157,001	$98,827	$58,174	58.9%

        Overall gross margin (gross profit as a percentage of net sales) improved from 57.0% of net sales in 2007 to 58.1% of net sales in 2008, reflecting the ongoing net sales mix shift towards the higher-margin consumer direct business.

        U.S. Wholesale gross profit increased 31.1% to $78.7 million in 2008 compared to $60.0 million in 2007, but the gross margin decreased to 51.3% in 2008 from 53.9% in 2007. The decrease in the gross margin is due to increased sales of prior season and slow moving merchandise to select off-price retailers and a decrease in net sales to boutique customers, which produce a higher gross margin than other wholesale customers.

        The Consumer Direct gross margin remained relatively constant in 2008 (76.6%) compared to 2007 (76.7%).

Selling, General and Administrative Expenses

        The following table presents the components of selling, general & administrative expenses (SG&A) (dollar amounts in thousands):

	Years Ended December 31,		Change
	2008	2007	Amount	%
U.S. Wholesale	$31,218	$23,602	$7,616	32.3%
Consumer Direct	29,859	10,577	19,282	182.3%
International	2,494	780	1,714	219.8%
Other	24,554	16,726	7,828	46.8%

Total selling, general and administrative expenses	$88,125	$51,685	$36,440	70.5%

        U.S. Wholesale SG&A increased to $31.2 million or 20.4% of U.S. Wholesale net sales in 2008, from $23.6 million, or 21.2% of U.S. Wholesale net sales in 2007. With the increase in U.S. Wholesale net sales, we were able to leverage our design and production costs. Partially offsetting this leverage was additional advertising costs of $2.1 million in connection with the 2008 spring and fall national print campaigns. We did not have any national print campaigns in 2007.

        The Consumer Direct SG&A increased $19.3 million to $29.9 million or 39.6% of Consumer Direct net sales, in 2008 from $10.6 million, or 36.1% of Consumer Direct net sales, in 2007. This SG&A increase is directly related to the growth in the number of stores since the beginning of 2007. The increase in SG&A as a percentage of net sales is the result of increasing the store-level labor expenses in 2008 to enhance our customer service.

        Other SG&A increased $7.8 million, from $16.7 million in 2007 to $24.6 in 2008. This increase is primarily attributable to executive performance-based compensation and professional fees. Our executive compensation program was redesigned in 2008 to condition a greater portion of executive compensation on the satisfaction of earnings targets. Our 2008 performance outpaced our 2008 earnings target by a higher rate than in 2007. The increase in professional fees is due to the restatement of our 2004 through 2006 annual financial statements, as well as trademark protection and other corporate matters. Other SG&A, as a percentage of total net sales in 2008 was 9.1% compared to 9.7% in 2007.

Operating Income

        The following table summarizes operating income by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2008	2007	Amount	%
U.S. Wholesale	$47,452	$36,405	$11,047	30.3%
Consumer Direct	27,810	11,875	15,935	134.2%
International	16,761	14,718	2,043	13.9%
Other	(23,147)	(15,856)	(7,291)	46.0%

Total operating income	$68,876	$47,142	$21,734	46.1%

        U.S. Wholesale operating income increased $11.0 million from 2007 to 2008 but decreased as a percentage of U.S. Wholesale net sales from 32.7% in 2007 to 31.0% in 2008. This decrease is due to the decrease in this segment's gross margin discussed above.

        The Consumer Direct operating income increased $15.9 million from 2007 to 2008 but decreased as a percentage of Consumer Direct net sales from 40.6% to 36.9%. This decrease as a percentage of net sales was due primarily to increased operating expenses associated with the expansion of the Consumer Direct segment.

        International operating income increased to $16.8 million from $14.7 million in 2007 but decreased as a percentage of International net sales from 46.4% in 2007 to 41.9% in 2008 due to costs to establish and ramp up our first international subsidiary, in Japan.

Interest Income, net

        Interest income, net was $1.1 million in 2008 compared to $1.8 million in 2007. While we had an increase in our cash equivalents and investments in 2008 compared to 2007, the average yield on our investments has decreased due to changes in the investment market and our shift to more conservative investments.

Provision for Income Taxes

        The effective tax rate was 36.6% for 2008 compared to 43.1% in 2007. The 2007 effective tax rate was higher than the 2008 rate because in 2008 we implemented a tax planning strategy that retroactively changed our filing status in certain states, which reduced our tax provision by $1.6 million and increased our diluted earnings per share by $0.07. Additionally, in 2007 a larger portion of our executive compensation was nondeductible for income tax purposes resulting in a higher effective income tax rate.

Net Income and Earnings Per Diluted Share

        Net income was $44.4 million in 2008 compared to $27.8 million in 2007, an increase of 59.3%. This increase is attributable primarily to the increase in net sales. Earnings per diluted share increased 57.8% from $1.16 in 2007 to $1.83 in 2008.

2007 Compared to 2006

        The following table summarizes our results of operations for 2007 compared to 2006 (dollar amounts in thousands, except per share data):

	Years Ended December 31,
	2007		2006
	Amount	%	Amount	%	Increase	%
Net sales	$173,256	100.0%	$140,489	100.0%	$32,767	23.3%
Gross profit	98,827	57.0%	75,013	53.4%	23,814	31.7%
Selling, general and administrative expenses	51,685	29.8%	40,036	28.5%	11,649	29.1%
Operating income	47,142	27.2%	34,977	24.9%	12,165	34.8%
Interest income, net	1,803	1.0%	530	0.4%	1,273	240.2%
Provision for income taxes	21,100	12.2%	14,035	10.0%	7,065	50.3%
Net Income	$27,845	16.1%	$21,746	15.5%	6,099	28.0%
Net income per share—Basic	$1.21		$0.97		$0.24	24.7%
Net income per share—Diluted	$1.16		$0.92		$0.24	26.1%

Net Sales

        The following table summarizes net sales by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2007	2006	Amount	%
U.S. Wholesale	$111,390	$97,219	$14,171	14.6%
Consumer Direct	29,268	5,514	23,754	430.8%
International	31,728	37,669	(5,941)	(15.8)%
Other	870	87	783	900.0%

Total net sales	$173,256	$140,489	$32,767	23.3%

        U.S. Wholesale net sales increased 14.6% to $111.4 million, driven by the increased sales of our men's merchandise and the introduction of new jean and sportswear groups in the second half of 2007. Sales to boutique accounts increased as a percent of total sales to 47.9% in 2007 from 46.1% of US wholesale sales in 2006.

        Consumer Direct net sales increased by 430.8% to $29.3 million in 2007. The increase was driven by new store openings. We opened our first store in December of 2005, three stores in 2006, and 11 stores in 2007, bringing our total to 15 stores at the end of 2007.

        International net sales decreased 15.8% to $31.7 million reflecting the planned restructuring of the key international markets in Japan and United Kingdom. Excluding these two countries, international net sales increased 11.5%. In Japan, we reduced the credit we provided to our distributor and we continued to reposition the brand for long-term success. Our sales into the United Kingdom were reduced in the first half of 2007 as we transitioned to a new distributor in that period.

Gross Profit

        The following table summarizes gross profit by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2007	2006	Amount	%
U.S. Wholesale	$60,007	$51,590	$8,417	16.3%
Consumer Direct	22,452	4,626	17,826	385.3%
International	15,498	18,710	(3,212)	(17.2)%
Other	870	87	783	900.0%

Total gross profit	$98,827	$75,013	$23,814	31.7%

        Overall gross margin was positively impacted by segment mix shift, as our highest gross margin segment, Consumer Direct, increased net sales at the highest rate in 2007.

        U.S. Wholesale gross profit increased 16.5% to $60.0 million in 2007 compared to $51.6 million in 2006, and the gross margin increased to 53.9% in 2007 from 53.1% in 2006.

        The Consumer Direct gross profit increased 385.3% to $22.5 million in 2007 compared to $4.6 million in 2006, but the gross margin decreased to 76.7% in 2007 from 83.9% in 2006.

Selling, General and Administrative Expenses

        The following table summarizes selling, general & administrative expenses (SG&A) by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2007	2006	Amount	%
U.S. Wholesale	$23,602	$19,153	$4,449	23.2%
Consumer Direct	10,577	2,212	8,365	378.2%
International	780	587	193	32.9%
Other	16,726	18,084	(1,358)	(7.5)%

Total selling, general and administrative expenses	$51,685	$40,036	$11,649	29.1%

        U.S. Wholesale SG&A increased to $23.6 million or 21.2% of U.S. Wholesale net sales in 2007, from $19.2 million, or 19.7% of U.S. Wholesale net sales in 2006. The U.S. Wholesale SG&A expenses increased due to additional distribution costs associated with the segment's net sales increase, the expansion of our design department, and the relocation to a larger distribution center.

        The Consumer Direct SG&A expenses increased $8.4 million to $10.6 million, or 36.1% of Consumer Direct net sales, in 2007, from $2.2 million, or 40.1% of Consumer Direct net sales, in 2006. This increase was driven by the opening of 11 new branded retail stores in 2007.

        Other SG&A expenses decreased $1.4 million, from $18.1 million in 2006 to $16.7 in 2007. During 2007, we incurred severance and recruiting costs of $2.4 million as we replaced two executives in the first quarter of 2007. In 2006, we incurred litigation settlement expenses of $2.1 million and investment bank fees of $0.9 million. As a percentage of net sales, Other SG&A expenses in 2007 was 9.7%, a decrease from 2006's rate of 12.9%

Operating Income

        The following table summarizes operating income by distribution segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2007	2006	Amount	%
U.S. Wholesale	$36,405	$32,437	$3,968	12.2%
Consumer Direct	11,875	2,414	9,461	391.9%
International	14,718	18,123	(3,405)	(18.8)%
Other	(15,856)	(17,997)	2,141	11.9%

Total operating income	$47,142	$34,977	$12,165	34.8%

        The operating income increase was driven by increases in net sales and gross margin, partially offset by an increase in selling, general and administrative expenses. Operating margin, representing operating income as a percentage of net sales, rose to 27.2% in 2007 from 24.9% in 2006. This 230 basis point improvement is attributable to increased net sales, as discussed above, and the expansion of our Consumer Direct segment, which generates higher operating margins than our combined wholesale and corporate businesses.

Interest Income, net

        Net interest income was $1.8 million in 2007 compared to $0.5 million in 2006. This increase was primarily due to the growth in our cash and cash equivalents and investments balances in 2007 as compared to 2006.

Provision for Income Taxes

        The effective tax rate was 43.1% for 2007 compared to 39.2% in 2006. This increase is primarily attributable to credits and other benefits received in 2006 that were no longer available in 2007.

Net Income and Earnings Per Diluted Share

        Net income was $27.8 million in 2007 compared to $21.7 million in 2006. This 28.0% increase is attributable to increased net sales as well as significant operating income improvement, as discussed above. Earnings per diluted share increased 26.1% from $0.92 in 2006 to $1.16 in 2007.

Inflation

        Historically, our operations have not been materially affected by inflation. We cannot assure that our operations will not be affected by inflation in the future.

Financial Condition

        Net cash provided by operating activities was $49.1 million in 2008 compared to $9.8 million in 2007. The $39.3 million increase was primarily due to an increase in net income of $16.5 million and a decrease in cash used to purchase inventory of $7.1 million. The decrease in cash used to purchase inventory is due to our managing our production schedules to carry less merchandise and to the selling off of prior season merchandise and slow-moving sportswear.

        Net cash used in investing activities was $12.7 million in 2008 compared to $24.4 million in 2007. This decrease of $11.7 million is due primarily to $5.6 million in cash provided from the sale of investments in 2008 compared to $15.4 million of cash used for the net purchases of investments in 2007. This decrease was partially offset by a capital expenditures increase of $9.4 million, primarily from the build-out of 27 branded retail stores in 2008.

        Net cash used in financing activities was $7.9 million in 2008 compared to net cash used of $1.6 million in 2007. In 2008, we paid $8.1 million when employees elected to have us withhold common stock to satisfy their minimum statutory income tax withholdings on restricted share awards that vested and options that were exercised during the year compared to $3.1 million in 2007.

Liquidity and Capital Resources

        Our primary ongoing cash requirements are currently expected to be for our ongoing operations, capital expenditures for new branded retail stores, our expansion internationally, and information technology and other infrastructure needs. Management believes that cash flow from continuing operations and on-hand cash and cash equivalents will provide adequate funds for the foreseeable working capital needs and planned capital expenditures. Over the long term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We believe our cash, cash equivalents, short-term investments and future operating cash flows, as well as any potential future borrowing facilities, will be sufficient to fund scheduled future payments and potential long-term initiatives. The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions, and we cannot assure you that we would be able to obtain financing on favorable terms.

        We have investments in auction rate securities (ARS) which have experienced an illiquid market for much of 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest, and on November 11, 2008, we accepted the offers from these brokers. The first portion of the ARS, in the amount of $4.9 million, was purchased by the broker in January 2009 at par plus accrued interest, and the second portion, in the amount of $5.0 million, is expected to be purchased by the broker by July 2012, although we may instruct the broker to purchase these ARS beginning in June 2010. See Item 7A Quantitative and Qualitative Disclosures about Market Risk.

        Capital expenditures for 2009 are expected to approximate $17.0 million.

Factoring Agreement

        In December 2007, Guru Denim Inc., our wholly-owned subsidiary, entered into a collection factoring agreement with Merchant Factors Corp. ("Merchant Factors"). The collection factoring agreement with Merchant Factors had an initial term of seven months, which expired in June 2008. Our factoring agreement may now be terminated by either party upon 60 days notice. Guru Denim sells to Merchant Factors its domestic wholesale receivables that Merchant Factors chooses to approve for credit. Merchant Factors has the right to reassign or resell the receivables to other business entities.

        Guru Denim pays a commission fee to Merchant Factors, which assumes the credit risk for all receivables that it purchases from Guru Denim.

        Guru Denim has granted to Merchant Factors, a security interest in all current and future trade receivables in order to secure payment of any amounts due to them from Guru Denim.

Tabular Disclosure of Contractual Obligations

        The following table sets forth, as of December 31, 2008, our scheduled contractual cash obligations due for each of the periods indicated below (dollar amounts in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	131,377	10,852	26,394	26,354	67,777
Purchase obligations	25,853	25,853	—	—	—

Total	$157,230	$36,705	$26,394	$26,354	$67,777

Seasonality of Business

        Due to the holiday shopping season in December, our U.S. Wholesale segment sales historically have been higher in the second half of the year and our Consumer Direct segment sales historically have been higher in the fourth quarter.

Critical Accounting Policies

        The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Our management bases its estimates on historical experience and on other factors and assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates. The following discussion highlights the policies management believes are critical. For a summary of all our significant accounting policies, including those discussed below, see Note 2—Summary of Significant Accounting Policies in our consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

Sales Recognition

        Sales are recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectibility can be reasonably assured.

        Sales within our U.S. Wholesale and International segments are recognized at the time title passes and risk of loss is transferred to the customer. Sales are recorded net of estimates for returns, discounts, operational chargebacks and markdowns. Returns and allowances require pre-approval by management and discounts are based on trade terms. We review and refine these estimates on a quarterly basis using historical trends, seasonal results, and current economic and market conditions. Our historical estimates of these costs have not differed materially from actual results.

        Retail store sales are recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.truereligionbrandjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. Sales also are reduced by an estimate of returns. Retail store sales and E-commerce sales exclude sales taxes.

        Revenues from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) a percentage of wholesale sales of licensed product by our licensees. We recognize revenue associated with our gift cards upon redemption of the gift card.

Uncollectible Accounts

        Our U.S. Wholesale segment sells to Merchant Factors the accounts receivable that Merchant Factors has approved for credit. Merchant Factors assumes the credit risk for these receivables. We sold receivables of $123.4 million to Merchant Factors in 2008. As of December 31, 2008, Merchant Factors owed us $23.1 million, which will be paid to us shortly after our customers pay Merchant Factors.

        At times, our U.S. Wholesale customers place orders that exceed the credit that they have available from Merchant Factors. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. In the event we elect to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above the credit limit established by Merchant Factors. We also sell merchandise to select international distributors on credit. As of December 31, 2008, the amount of trade receivables for which we bear the credit risk is $10.0 million.

        Management evaluates our accounts receivables to estimate if they will ultimately be collected. In performing this evaluation, significant judgment is used, including an analysis of specific risks on a customer-by-customer basis for larger accounts. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible.

Inventories

        Slow-moving merchandise is typically sold at prices exceeding our cost in our outlet retail stores or to wholesale customers who specialize in off-price merchandise. As of December 31, 2008, we recorded reserves for slow-moving inventory of $0.4 million based upon analysis of balances on hand by style, recent sales trends, projected future sales, and historical markdown trends.

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

        Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), to measure compensation costs for our stock-based compensation programs. Under APB 25, we recorded no compensation expense for stock options granted to employees and directors if the options' strike price was equal to the closing market price of our common stock on the grant date. If the option price was below the closing market price of our common stock on the grant date, we recognized compensation expense over the stock option's vesting period. Also, the vesting terms for some stock options granted in 2004 were later accelerated which resulted in compensation expense in some cases. For stock options granted to employees and directors where the options' strike price was below the closing market price of our common stock on the grant date, compensation expense was recognized for the difference between the strike price and the closing market price of our common stock on the grant date.

        We adopted SFAS No. 123(R) using the modified prospective method. Under this accounting method, 2006 stock-based compensation expense considered the unvested portion of all stock options outstanding, calculated using the provisions of SFAS No. 123. As provided for under the modified prospective method, we did not restate our results for the periods prior to 2006.

Restricted Stock Compensation

        We recognize restricted stock compensation expense for awards with only service conditions using the straight-line method over the requisite service period of the entire award. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. If a portion of the restricted stock vests immediately or in another period such that the cumulative vested amount exceeds the cumulative straight line expense amount, we record compensation expense equal to at least the cumulative compensation expense of the vested amount of the restricted stock. Compensation expense for restricted stock awards with performance based conditions is recognized on an accelerated basis using the graded attribution method over the requisite service period.

Income Taxes

        We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on differences between financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We establish valuation allowances for tax benefits when we believe it is more likely than not that such assets will not be realized.

        Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. In accordance with FIN 48, we regularly evaluate the likelihood of recognizing the benefit for income tax positions we have taken in various federal and state filings by considering all relevant facts, circumstances, and information available. For those benefits that we believe it is more likely than not that the benefit will be sustained, we recognize the largest amount we believe is cumulatively greater than 50% likely to be realized. The adoption of FIN 48 had no impact on our consolidated financial statements.

        We record interest and penalties, if any, on any underpayment of income taxes as a component of provision for income taxes and selling, general and administrative expenses, respectively.

New Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 ("FSP 157-1") and FASB Staff Position No. FAS 157-2 ("FSP FAS 157-2"), affecting implementation of SFAS 157. FSP FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases ("SFAS 13"), and other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. For all other items, SFAS 157 was effective for us as of January 1, 2008. We have adopted SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 as of January 1, 2008. The adoption did not have a material affect on our consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for us as of January 1, 2008. We did not change the measurement of our assets and liabilities as a result of SFAS 159: therefore, the adoption of SFAS 159 had no effect on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business combinations ("SFAS 141(R)"). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items including expensing acquisition-related costs as incurred, valuing non-controlling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. Generally, the effect of SFAS 141(R) will depend on future acquisitions, if any.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Exchange Rate Risk

        During 2008, we established a subsidiary in Japan. In the second half of 2008, we operated two outlet retail stores and operated a wholesale business in Japan; all retail sales and some wholesale sales are denominated in Japanese Yen. Our Japan operating expenses are dominated in Japanese Yen. Because these operations are not significant to our overall business, our exposure to fluctuations in the U.S. Dollar and Japanese Yen exchange rate is not considered material as of December 31, 2008. We received United States dollars ("USD") for all other merchandise sales and licensing revenue during the year ended December 31, 2008. Merchandise purchases from contract manufacturers are denominated in USD.

Investments

        We have investments in auction rate securities which have experienced an illiquid market for much of 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest, and on November 11, 2008, we accepted the offers from these brokers. The first portion of the ARS, with a par amount of $4.9 million, was purchased by the broker in January 2009 at par plus accrued interest, and the second portion, with a par amount of $5.0 million, is expected to be purchased by the broker by July 2012, although we may instruct the broker to purchase these ARS beginning in June 2010.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management's report on internal control over financial reporting, and the related report of our independent public accounting firm, are included in Item 8 Financial Statements and Supplementary Data in our Annual Report on Form 10-K under Management's Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, on pages F-2 and F-3 respectively, and are incorporated by reference.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required under this item is included in the following sections of our Proxy Statement for our 2009 Annual Meeting of Stockholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

  Directors and Executive Officers
  Election of Directors
  Board Committees
  Director Nominating Process
  Web site Access to Corporate Governance Documents
  Section 16(a) Beneficial Ownership Reporting Compliance
  Corporate Governance

        The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K and were included as exhibits to each of our quarterly reports on Form 10-Q.

Item 11.    Executive Compensation.

        The information required under this item is included in the following sections of our Proxy Statement for our 2009 Annual Meeting of Stockholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

  Compensation of Executive Officers
  Compensation Committee Report
  Director Compensation
  Compensation Committee Interlocks and Insider Participation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        The information required under this item is included in the following sections of our Proxy Statement for our 2009 Annual Meeting of Stockholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

  Security Ownership of Certain Beneficial Owners and Management
  Equity Compensation Plans

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required under this item is included in the following sections of our Proxy Statement for our 2009 Annual Meeting of Stockholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

  Election of Directors
  Certain Relationships and Related Transactions

Item 14.    Principal Accountant Fees and Services.

        The information required under this item is included in the following sections of our Proxy Statement for our 2009 Annual Meeting of Stockholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

  Audit and Non-Audit Fees.

PART IV.

Item 15.    Exhibits, Financial Statements Schedules.

(a)	(1)	FINANCIAL STATEMENTS—See Index to Consolidated Financial Statements of this Annual Report on Form 10-K.
	(2)	FINANCIAL STATEMENT SCHEDULES—See Index to consolidated Financial Statements on page F-1 hereof
	(3)	EXHIBITS—See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).
3.2	Amended and Restated Bylaws (incorporated by reference from our Form 8-K Current Report, filed December 12, 2008).
4.1	Specimen Common Stock Certificate (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).
10.1	Discount Factoring Agreement dated December 20, 2004, between Merchant Factors Corp. and Guru Denim, Inc. (incorporated by reference from our Form 10-KSB/A filed on April 6, 2005).
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

Exhibit No.	Description
10.9	Standard Industrial/Commercial Single-Tenant Lease—Gross dated May 17, 2006, among ADJ Enterprises, Ltd., Guru Denim, Inc. and the Company (incorporated by reference from our Form 8-K Current Report, filed April 14, 2006).
10.10	Amendment to Employment Agreement dated May 31, 2006, by and between Jeffrey Lubell and the Company (incorporated by reference from our Form 8-K Current Report, filed June 5, 2006).*
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
10.17	True Religion Apparel, Inc. Executive Cash Incentive Bonus Plan (incorporated by reference from our Form 8-K Current Report filed on April 3, 2008).*
10.18	Amendment No. 2 to Employment Agreement by and between the Company and Jeffrey Lubell dated September 12, 2008 (incorporated by reference from our Form 8-K Current Report filed September 17, 2008).
10.19	Letter Agreement, by and between the Company and Kelly Gvildys dated February 7, 2008.*†
10.20	Summary of Board of Directors Compensation.*†
10.21	Summary of Executive Officer Compensation (incorporated by reference from our Form 8-K Current Report filed January 10, 2008).*
14.1	True Religion Apparel, Inc. Code of Conduct (incorporated by reference from our Form 8-K Current Report filed October 8, 2008).
21.1	Subsidiaries of the Company†
23.1	Consent of Independent Registered Public Accounting Firm, Stonefield Josephson, Inc.†
23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP†
24.1	Powers of Attorney.†
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.†

Exhibit No.	Description
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.†
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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

TRUE RELIGION APPAREL, INC.
Dated: March 10, 2009	/s/ JEFFREY LUBELL Jeffrey Lubell Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JEFFREY LUBELL Jeffrey Lubell	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2009
/s/ PETER F. COLLINS Peter F. Collins	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2009
/s/ JOSEPH H. COULOMBE Joseph H. Coulombe	Director	March 9, 2009
/s/ G. LOUIS GRAZIADIO III G. Louis Graziadio III	Director	March 9, 2009
/s/ ROBERT L. HARRIS, II Robert L. Harris, II	Director	March 6, 2009
/s/ MARK S. MARON Mark S. Maron	Director	March 9, 2009
Marcello Bottoli	Director	March , 2009

 TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF MANAGEMENT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Securities Exchange Act of 1934, as amended. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

        Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2008.

        Our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
True Religion Apparel, Inc.
Vernon, California

We have audited the internal control over financial reporting of True Religion Apparel, Inc. and Subsidiaries ("the Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated March 9, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
True Religion Apparel, Inc.
Vernon, California:

We have audited the accompanying consolidated balance sheets of True Religion Apparel, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008. Our audits also included the financial statement schedule as of and for each of the two years in the period ended December 31, 2008 listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of True Religion Apparel, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
True Religion Apparel Inc. and Subsidiaries

        We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 2006 of True Religion Apparel Inc. and Subsidiaries. Our audit also included the financial statement schedule for the year ended December 31, 2006 listed in the index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of True Religion Apparel, Inc. and Subsidiaries' consolidated operations and their consolidated cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), "Share Based Payment".

/s/ Stonefield Josephson, Inc.
Los Angeles, California
March 23, 2007

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par amounts)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$57,245	$28,686
Short-term investments	4,850	5,345
Accounts receivable, net of allowances:
From factor	23,060	14,709
From customers	10,043	13,189
Inventory	25,828	20,771
Deferred income tax assets	6,498	4,707
Prepaid expenses and other current assets	4,148	2,305

Total current assets	131,672	89,712
Property and equipment, net	28,006	11,579
Long-term investments	4,990	10,200
Deferred income tax assets	—	561
Other assets	1,784	1,206

TOTAL ASSETS	$166,452	$113,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$10,633	$9,597
Accrued salaries, wages and benefits	6,889	4,059
Income taxes payable	1,042	3,210

Total current liabilities	18,564	16,866

Long-term deferred rent	4,536	1,145
Long-term deferred income tax liabilities	1,102	—

Total long-term liabilities	5,638	1,145

Total liabilities	24,202	18,011

Commitments and contingencies (Notes 9 & 10)
Stockholders' Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 24,450 and 23,587 issued and outstanding, respectively	2	2
Additional paid in capital	38,554	26,491
Retained earnings	103,508	68,754
Accumulated other comprehensive income, net of tax	186	—

Total stockholders' equity	142,250	95,247

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$166,452	$113,258

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Years Ended
	2008	2007	2006
Net sales	$270,000	$173,256	$140,489
Cost of sales	112,999	74,429	65,476

Gross profit	157,001	98,827	75,013
Selling, general, and administrative expenses	88,125	51,685	40,036

Operating income	68,876	47,142	34,977

Other income:
Interest income, net	(1,065)	(1,803)	(530)
Other income	—	—	(274)

Total other income	(1,065)	(1,803)	(804)

Income before provision for income taxes	69,941	48,945	35,781
Provision for income taxes	25,570	21,100	14,035

Net Income	$44,371	$27,845	$21,746

Earnings per share:
Basic	$1.89	$1.21	$0.97

Diluted	$1.83	$1.16	$0.92

Weighted average shares outstanding:
Basic	23,511	22,964	22,496

Diluted	24,270	23,949	23,608

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,371	$27,845	$21,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,427	2,044	451
Provision for bad debts and returns	1,117	(285)	273
Shares issued for third-party services	—	—	2,104
Stock-based compensation	10,297	5,731	6,721
Tax benefit from stock-based compensation	229	1,303	1,758
Excess tax benefit from stock-based compensation	(229)	(1,270)	(1,612)
Deferred income taxes	(128)	(2,636)	(1,067)
Other	305	—	—
Changes in operating assets and liabilities:
Accounts receivable from factor	(8,811)	(6,756)	1,117
Accounts receivable from customers	1,914	(4,828)	(2,809)
Inventory	(4,377)	(11,477)	759
Prepaid expenses and other current assets	(1,834)	(1,608)	(895)
Other assets	(448)	—	—
Accounts payable and accrued expenses	(825)	(29)	2,395
Accrued salaries, wages and benefits	2,831	2,150	1,873
Income taxes payable	(2,168)	(1,094)	(1,156)
Long-term deferred rent	3,391	720	425

Net cash provided by operating activities	49,062	9,810	32,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,187)	(8,765)	(4,468)
Purchases of investments	—	(17,505)	(60,162)
Sales of investments	5,550	2,105	63,135
Expenditures to establish trademarks	(81)	(228)	—

Net cash used in investing activities	(12,718)	(24,393)	(1,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	25	198	244
Statutory tax withholding payment for stock-based compensation	(8,110)	(3,077)	—
Excess tax benefit from stock-based compensation	229	1,270	1,612

Net cash (used in) provided by financing activities	(7,856)	(1,609)	1,856

Effect of exchange rate changes in cash	71	—	—
Net increase (decrease) in cash and cash equivalents	28,559	(16,192)	32,444
Cash and cash equivalents, beginning of year	28,686	44,878	12,434

Cash and cash equivalents, end of year	$57,245	$28,686	$44,878

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)

	Shares	Amount	Additional Paid In Capital	Other Comprehensive Income	Retained Earnings	Total
Balance at January 1, 2006	22,208	$2	$9,332	$—	$22,240	$31,574
Net Income for the year ended December 31, 2006					21,746	21,746
Stock-based compensation			6,721	—		6,721
Issuance of common stock for litigation settlement	100	—	2,104	—		2,104
Issuance of restricted shares	712	—	—	—		—
Exercise of stock options	234	—	244	—		244
Tax benefit on stock-based compensation			1,758	—		1,758

Balance at December 31, 2006	23,254	2	20,159	—	43,986	64,147
Net Income for the year ended December 31, 2007					27,845	27,845
Stock-based compensation			5,731	—		5,731
Issuance of restricted shares	347	—	—	—		—
Exercise of stock options	272	—	198	—		198
Retirement of common stock	(183)	—	—	—	(3,077)	(3,077)
Forfeiture of restricted shares	(103)	—	—	—		—
Tax benefit on stock-based compensation			403	—		403

Balance at December 31, 2007	23,587	2	26,491	—	68,754	95,247
Net Income for the year ended December 31, 2008				—	44,371	44,371
Other comprehensive income, net				186		186
Stock-based compensation			10,297	—		10,297
Issuance of restricted shares	659	—	—	—		—
Exercise of stock options	836	—	1,537	—		1,537
Retirement of common stock	(583)	—	—	—	(9,617)	(9,617)
Forfeiture of restricted shares	(49)	—	—	—		—
Tax benefit on stock-based compensation			229	—		229

Balance at December 31, 2008	24,450	$2	$38,554	$186	$103,508	$142,250

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

        True Religion Apparel, Inc. and subsidiaries (referred to in this Annual Report on Form 10-K as "the Company," "our," "we," or "True Religion") designs, markets, sells and distributes premium fashion apparel, centered on our core denim products using the brand name "True Religion Brand Jeans." Our products include pants, tops and jackets made from denim, fleece, corduroy and other fabrics. We are known for our unique fits and styling details. Through multiple wholesale and retail segments, our expanding product line reaches fashion-conscious consumers on six continents, including North America, Europe, Asia, Australia, Africa and South America.

        We operate in four primary business segments: U.S. Wholesale, International, Consumer Direct and Other. Our U.S. Wholesale sales are made to leading upscale nationwide-retailers, boutiques and off-price retailers. Our International sales are primarily made to distributors covering more than 50 countries on six continents. The distributors warehouse products at their expense and they ship to and collect payment from their customers directly. We also sell directly to consumers through full-price branded retail stores, branded outlet stores and through our retail internet site located at www.truereligionbrandjeans.com. In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. The licensing business is included in the Other segment. Our corporate operations, which include the executive, legal, and human resources departments, are also included in the Other segment.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

        The accompanying consolidated financial statements include the accounts of True Religion Apparel, Inc. and its wholly-owned subsidiaries.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ materially from those estimates.

        Significant estimates inherent in the preparation of the accompanying consolidated financial statements include reserves for customer returns; chargebacks; allowances for bad debts; allowance for slow moving inventory; contingencies; fixed asset useful lives; income taxes and related contingencies; and the valuation of stock-based compensation and related forfeiture rates.

Fair Value Measurements

        Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157") was effective for us as of January 1, 2008. We have adopted SFAS No. 157 as amended by Financial Accounting Standards Board ("FASB") Staff Position No. FAS 157-2, which allows for the delay of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        SFAS No. 157 requires certain disclosures regarding fair value based on the inputs used to measure fair value. The following is a list of defined levels in the fair value hierarchy based on the data and/or methods used to determine fair value:

  •
  Level 1:  Quoted market prices in active markets for identical assets or liabilities

  •
  Level 2:  Observable market-based inputs or unobservable inputs that are corroborated by market data

  •
  Level 3:  Unobservable inputs reflecting the reporting entity's own assumptions

        SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible. Our auction rate securities represent Level 3 investments, which are valued based on broker quotes as well as subsequent auctions, if any (see Note 3).

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for us as of January 1, 2008. We did not change the measurement of our assets and liabilities as a result of SFAS No. 159: therefore, the adoption of SFAS No. 159 had no effect on our consolidated financial statements.

Sales Recognition

        Sales are recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectibility can be reasonably assured.

        Sales within our U.S. Wholesale and International segments are recognized at the time title passes and risk of loss is transferred to the customer. Sales are recorded net of estimates for returns, discounts, operational chargebacks and markdowns. Returns and allowances require pre-approval by management and discounts are based on trade terms. We review and refine these estimates on a quarterly basis using historical trends, seasonal results, and current economic and market conditions. Our historical estimates of these costs have not differed materially from actual results.

        Retail store sales are recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.truereligionbrandjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce sales also are reduced by an estimate of returns. Retail store sales and E-commerce sales exclude sales taxes.

        Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from our licensees. We recognize revenue associated with our gift cards upon redemption of the gift card.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Classification of Certain Costs and Expenses

        We classify merchandise, inbound freight costs and out-bound shipping costs in cost of sales. Selling, general & administrative expenses include merchandise design and pre-production, marketing and advertising, sales commissions, customer service, Consumer Direct expenses and general and administrative expenses. Consumer Direct expenses include wages and commissions, retail occupancy costs, supplies and direct segment management costs. General and administrative expenses include wages and performance compensation for our executive, finance, human resources, legal, and information systems departments, headquarters occupancy costs (including the portion used by the distribution function), and professional service costs. Included in selling, general and administrative expenses in the accompanying consolidated statements of income are handling charges of $3.6 million, $2.8 million and $2.2 million in 2008, 2007 and 2006, respectively.

Advertising Costs

        Advertising costs, including the costs to produce advertising, are expensed when the advertisement is first exhibited. Cooperative advertising costs paid to wholesale customers are expensed as an advertising cost because the identified advertising benefit is sufficiently separable from the purchase of our products by the wholesale customers and the fair value of such benefit is reasonably measurable. These advertising expenses are recorded as a component of selling and general administrative expenses ("SG&A") in the accompanying consolidated statements of income.

        Advertising expenses amounted to $3.9 million, $1.2 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Comprehensive Income

        Comprehensive income for the year ended December 31, 2008, consists of net income, adjustments to available for sale securities and cumulative translation adjustments. For the years ended December 31, 2007 and 2006, comprehensive income equals net income as we had no other comprehensive income items.

Net Income per Common Share

        Net income per common share is determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Basic net income per common share is computed based upon the weighted average number of common shares outstanding, and diluted net income per common share is computed based upon the weighted average number of common shares outstanding plus dilutive common share equivalents outstanding during the periods using the treasury stock method. Dilutive common share equivalents consist of incentive stock options, non-qualified stock options and restricted stock awards, other than performance awards which are excluded from diluted shares outstanding until the performance condition is achieved. Once the performance condition is achieved on performance awards, the shares are included in diluted common share equivalents retroactive to the grant date.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows (amounts in thousands):

	Years Ended December 31,
	2008	2007	2006
Basic	23,511	22,964	22,496
Dilutive effect of stock options and unvested restricted stock awards	759	985	1,112

Diluted shares	24,270	23,949	23,608

        As of December 31, 2008, 2007 and 2006, additional unvested shares of approximately 0.8 million, 0.5 million and 0.7 million, respectively, were issuable upon the vesting of restricted stock awards that were excluded from the basic share calculations.

Stock-Based Compensation

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

        Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), to measure compensation costs for our stock-based compensation programs. Under APB 25, we recorded no compensation expense for stock options granted to employees and directors if the options' strike price was equal to the closing market price of our common stock on the grant date. If the option price was below the closing market price of our common stock on the grant date, we recognized compensation expense over the stock option's vesting period. Also, the vesting terms for some stock options granted in 2004 were later accelerated which resulted in compensation expense in some cases. For stock options granted to employees and directors where the options' strike price was below the closing market price of our common stock on the grant date, compensation expense was recognized for the difference between the strike price and the closing market price of our common stock on the grant date.

        We adopted SFAS No. 123(R) using the modified prospective method. Under this accounting method, 2006 stock-based compensation expense considered the unvested portion of all stock options outstanding, calculated using the provisions of SFAS No. 123. As provided for under the modified prospective method, we did not restate our results for the periods prior to 2006.

        We recognize restricted stock compensation expense for awards with only service conditions using the straight-line method over the requisite service period of the entire award. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. If a portion of the restricted stock vests immediately or in another period such that the cumulative vested amount exceeds the cumulative straight line expense amount, we record compensation expense equal to at least the cumulative compensation expense of the vested amount of the restricted stock. Compensation expense for restricted stock awards with performance

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

based conditions is recognized on an accelerated basis using the graded attribution method over the requisite service period.

Cash and Cash Equivalents

        Cash equivalents consist of an investment in a U.S. Treasury only mutual fund.

Accounts Receivable

        Our U.S. Wholesale segment sells to Merchant Factors Corp. ("Merchant Factors") the accounts receivable that Merchant Factors has approved for credit. Merchant Factors assumes the credit risk for these receivables. We sold $123.4 million of receivables to Merchant Factors in 2008. As of December 31, 2008, Merchant Factors owed us $23.1 million, which will be paid to us shortly after our customers pay Merchant Factors. As of December 31, 2008 and 2007, the reserve for expected chargebacks was $0.4 million and $0.4 million, respectively. The factor assumes the credit risk for the receivables that it purchases from us.

        At times, our customers place orders that exceed the credit that they have available from Merchant Factors. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. In the event we elect to sell merchandise to the customer on credit, we take the credit risk for the amounts that are above the credit limit established by Merchant Factors. We also still sell merchandise to select international distributors on credit. As of December 31, 2008, the amount of trade receivables for which we bear the credit risk is $10.0 million.

        Management evaluates our accounts receivables to estimate if they will ultimately be collected. In performing this evaluation, significant judgment is used, including an analysis of specific risks on a customer-by-customer basis for larger accounts. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible. Based on historical losses, existing economic conditions and collection practices, our allowance for doubtful accounts has been estimated to be $0.3 million and $0.2 million at December 31, 2008 and 2007, respectively. Our actual credit losses for the periods presented have not significantly exceeded management's estimates.

Concentration of Credit Risks

        For the years ended December 31, 2008 and 2007 sales to one customer accounted for 15% and 12%, respectively, of our net sales. As of December 31, 2008, our Accounts Receivable from Factor, in the amount of $23.1 million, was due from Merchant Factor, which uses the collection function of a U.S. based financial institution to collect the receivables that Merchant Factor purchases from us. Certain of our U.S. Wholesale customers remit their payments for goods they purchase on credit to the financial institution; the financial institution transfers the collections to Merchant Factor, and each week Merchant Factor transfers to us the moneys that it received in the prior week on these receivables. If in the future Merchant Factor or the financial institution experience significant financial difficulty, they may withhold or delay payment to us on moneys collected from our U.S. Wholesale customers.

Inventories

        Wholesale and Consumer Direct inventories are stated at the lower of cost or market value. Cost is determined using the average cost which approximates the first-in, first-out method.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Slow-moving merchandise is typically sold at prices exceeding our cost in our outlet retail stores or to wholesale customers who specialize in off-price merchandise. As of December 31, 2008, we recorded reserves for slow-moving inventory of $0.4 million based upon analysis of balances on hand by style, recent sales trends, projected future sales, and historical markdown trends.

        Our denim manufacturing process includes two phases: i) cut and sew; and ii) washing and finishing. At times, we will instruct our contract manufacturers to send goods to us that have been completed through the cut and sew phase only. By delaying the second phase of the manufacturing process, we can use updated market information about which washes and finishes are most popular before we send these unwashed goods to the laundries and finishing houses to complete the manufacturing process. The denim products that we hold between the cut and sew phase and the wash and finish phase are considered work-in-progress.

Property and Equipment, Net

        Property and equipment, net, is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets, which are typically three years for computer systems and equipment, five years for furniture & fixtures and machinery & equipment, and three to ten years for leasehold improvements. Leasehold improvements are depreciated over periods equal to the shorter of the estimated useful lives of the respective assets or the lease term.

        Expenditures for repairs and maintenance are charged to operations as incurred, while renewals and betterments are capitalized.

        Property and equipment are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value.

Income Taxes

        We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on differences between financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We establish valuation allowances for tax benefits when we believe it is more likely than not that such assets will not be realized.

        Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. In accordance with FIN No. 48, we regularly evaluate the likelihood of recognizing the benefit for income tax positions we have taken in various federal and state filings by considering all relevant facts, circumstances, and information available. For those benefits that we believe it is more likely than not that the benefit will be sustained, we recognize the largest amount

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

we believe is cumulatively greater than 50% likely to be realized. The adoption of FIN No. 48 had no impact on our consolidated financial statements.

        We record interest and penalties, if any, on any underpayment of income taxes as a component of provision for income taxes and SG&A, respectively, in the accompanying consolidated statement of income.

Leases

        We lease our corporate headquarters facility and all of our branded retail stores. All of these leases are classified as operating leases and they expire at various dates through 2020. We have no significant individual or master lease agreements.

        Our fixed, noncancelable lease terms generally are 5 to 10 years. Some of our leases include options that allow us to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception.

        For leases that contain predetermined, fixed escalations of the minimum rent, we recognize the rent expense on a straight-line basis over the lease term and record the difference between the rent expense and the rent payable as deferred rent.

        Most of our leases also provide for payment of operating expenses, such as common area charges, real estate taxes and other executory costs. Some leases require additional payments based on sales which are recorded in rent expense when the contingent rent is probable.

        In some lease agreements, we receive landlord incentives to reimburse us for leasehold improvements. These incentives are recorded as a deferred rent credit and recognized as a reduction to rent expense on a straight-line basis over the lease term. At December 31, 2008 and 2007, this deferred rent balance was $4.8 million and $1.1 million, respectively.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 ("FSP FAS 157-1") and FASB Staff Position No. FAS 157-2 ("FSP FAS 157-2"), affecting implementation of SFAS No. 157. FSP FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases ("SFAS No. 13"), and other accounting pronouncements that address fair value measurements under SFAS No. 13, from the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. For all other items, SFAS No. 157 was effective for us as of January 1, 2008. We have adopted SFAS No. 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 as of January 1, 2008. The adoption did not have a material affect on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for us as of January 1, 2008. We did not change the measurement of our assets and liabilities as a result of SFAS

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

No. 159: therefore, the adoption of SFAS No. 159 had no effect on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business combinations ("SFAS No. 141(R)"). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including expensing acquisition-related costs as incurred, valuing non-controlling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. Generally, the effect of SFAS No. 141(R) will depend on future acquisitions, if any.

NOTE 3—CASH EQUIVALENTS AND INVESTMENTS

        We hold $49.3 million of cash equivalents measured at fair value using quoted prices that represent Level 1 input under SFAS No. 157.

        Our investments consist of auction rate securities. Auction rate securities ("ARS") are variable rate bonds whose interest rate is periodically reset, typically every seven, 28, or 35 days. The underlying securities have contractual maturities from 2034 through 2042. As of December 31, 2008, we held eight auction rate securities with an aggregate par value of $9.9 million and a fair value $7.4 million. These securities are collateralized by higher education funded student loans and seven of the eight are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). These securities have continued to pay their scheduled cash interest payments.

        The Dutch auction process that periodically resets the applicable interest rate was intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there was an imbalance between buyers and sellers, the risk of a failed auction existed. All eight auction rate securities that we hold experienced failed auctions in the year ended December 31, 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest. We accepted the offers from these brokers providing them with rights related to our ARS (the "Rights"). The first portion of the ARS, with a par amount of $4.9 million, was purchased by the broker in January 2009 at par plus accrued interest, and the second portion, with a par amount of $5.0 million, is expected to be purchased by the broker by July 2012, although the broker may purchase these at any time and we may instruct the broker to purchase these ARS beginning in June 2010.

        Our Rights related to our ARS represent firm commitments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable. The enforceability of the Rights results in a put option and is recognized as a freestanding asset separate from the ARS. Upon acceptance of the offers from the brokers, we recorded $2.5 million as the fair value of the put option asset with a corresponding credit to interest income, net in the accompanying consolidated statements of income. We have elected to measure the

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CASH EQUIVALENTS AND INVESTMENTS (Continued)

put option at fair value under SFAS No. 159, which permits an entity to elect the fair value option for recognizing financial assets, in order to match the changes in the fair value of the ARS. We expect that future changes in the fair value of the put option will approximate fair value movements in the related ARS.

        Prior to accepting the offers from the brokers, we recorded our ARS investments as available-for-sale and reported any unrealized gains or temporary unrealized losses, net of taxes, as a component of accumulated other comprehensive income in the consolidated balance sheets. In connection with the acceptance of the offers from the brokers, we transferred our ARS from investments available-for-sale to trading securities as allowed in rare circumstances by the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At the time of transfer, we recognized unrealized losses on our ARS in the amount of $2.5 million in interest income, net in the accompanying consolidated statements of income for the year ended December 31, 2008.

        Our auction rate securities, recorded at fair value using broker quotes, represent Level 3 inputs under SFAS No. 157. There were no changes in the composition of the investments included in Level 3 investments during the fourth quarter of 2008. The following table provides a summary of changes in fair value of our Level 3 financial assets during the year ended December 31, 2008 (amounts in thousands):

	Auction Rate Securities
	Short-Term	Long-Term
Balance at December 31, 2007	$—	$—
Transfers to Level 3, including accrued interest	15,545	—
Realized interest included in income	(145)	—
Net settlements	(5,550)	—
Transfer to long-term	(5,000)	5,000
Unrealized loss included in interest income, net	(1,587)	(886)

Fair market value of ARS	3,263	4,114
Fair market value of put options	1,587	876

Balance at December 31, 2008	$4,850	$4,990

NOTE 4—ACCOUNTS RECEIVABLE

        We recorded the following allowances against our accounts receivable as of December 31 (amounts in thousands):

	2008	2007
Reserve for returns	$474	$317
Reserve for chargebacks	439	385
Reserve for bad debt	266	244

Total	$1,179	$946

        In addition to the above reserves, we recorded an allowance for trade discounts of $0.8 million as of December 31, 2008 and $0.5 million as of December 31, 2007.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INVENTORY

        Inventories consisted of the following as of December 31 (amounts in thousands):

	2008	2007
Raw Materials	$453	$262
Work-in-Progress	1,709	6,648
Finished Goods	23,666	13,861

Total	$25,828	$20,771

NOTE 6—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following as of December 31 (amounts in thousands):

	2008	2007
Computer systems and equipment	$1,885	$966
Furniture and fixtures	2,777	892
Leasehold improvements	22,252	9,868
Machinery and equipment	1,544	894
Trade show booths	897	801
Construction in progress	4,670	743

	34,025	14,164
Less: accumulated depreciation	6,019	2,585

Property and equipment, net	$28,006	$11,579

        Construction in progress at December 31, 2008 and 2007 represents the capital expenditures associated with the construction in progress of leasehold improvements to be used in our operations, primarily for new branded retail stores, and capital expenditures associated with the implementation of a new information technology system. When completed, these costs are transferred to the appropriate property and equipment category and depreciated according to their useful life.

        Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income, was $3.4 million, $2.0 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 7—LICENSING REVENUE

        We have four license agreements whereby we granted to the licensee the right to use the True Religion Brand Jeans trademark and related intellectual property. Each licensee is required to pay us an annual royalty fee equal to the greater of a percentage of the licensee's actual annual net sales or minimum annual net sales (as defined in the underlying agreement). Additionally, each licensee will pay us an annual minimum advertising contribution fee equal to a percentage of the minimum annual net sales (as defined in the underlying agreement).

        Each licensee was also required to make non-refundable advance royalty payments which are to be credited against the first dollars of royalties that become due under the agreement and the minimum royalty guarantee. These payments are recognized ratably as revenue over the first year (as defined) of

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LICENSING REVENUE (Continued)

the license agreement as a component of net sales in the accompanying consolidated statements of income. The unearned minimum advance payments are included in other liabilities in the accompanying consolidated balance sheets and total $0.1 million and $0.3 million at December 31, 2008 and 2007, respectively. We recognized licensing revenue of $1.4 million, $0.9 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006 as a component of net sales in the accompanying consolidated statements of income.

        Future minimum annual royalty and advertising contribution fees as of December 31, 2008 are summarized as follows (amounts in thousands):

Year ending	Royalties	Advertising Contribution
2009	$2,484	$640
2010	3,840	990
2011	2,175	450
2012	855	—
2013	480	—
Thereafter	—	—

Total minimum royalty and advertising fees	$9,834	$2,080

NOTE 8—STOCK-BASED COMPENSATION

        On June 16, 2005, our Board of Directors approved the True Religion Apparel, Inc. 2005 Stock Incentive Plan (the "2005 Incentive Plan") which amended the 2004 Option Plan and the 2004 Equity Plan (the "prior plans"). We have granted restricted stock awards and stock options under the 2005 Incentive Plan.

        We recognize stock-based compensation expense either on the straight-line basis or the graded attribution (accelerated) method over the requisite service period. The following table summarizes our stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income (amounts in thousands):

	December 31,
	2008	2007	2006
Restricted stock grants, net of estimated forfeitures	$10,297	$5,412	$5,681
Stock options	—	319	1,040

Stock-based compensation expense, before tax benefits	10,297	5,731	6,721
Tax benefits	2,732	1,162	1,882

Stock-based compensation expense, net	$7,565	$4,569	$4,839

Restricted Stock Awards

        Shares awarded under the 2005 Incentive Plan entitle the shareholder to all the rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCK-BASED COMPENSATION (Continued)

Committee of the Board of Directors and may not exceed 10 years. Restricted stock awards have generally been granted with vesting periods of up to three years. All unvested restricted shares are forfeited if the recipient of the restricted stock award no longer provides services, as defined, to us.

        During the years ended December 31, 2008 and 2007, we awarded 658,958 and 347,083 shares, respectively, of restricted stock to employees, officers and directors which vest over a period of zero to three years. The fair value of these restricted shares, based on the price of our common stock at the date of grant, was $12.0 million and $5.7 million, respectively. Our policy for attributing the value of graded vesting share-based payments is the straight-line single option approach for grants with only service conditions and the graded attribution (accelerated) method for grants with performance conditions.

        During 2007, we implemented a practice of withholding common shares, upon an employee's request, to satisfy employee minimum statutory income tax withholdings for restricted shares as they vest. During the years ended December 31, 2008 and 2007, we withheld 150,926 and 115,144 shares for a total cost of $2.8 million and $1.8 million, respectively; these amounts are recorded as tax withholding payment for share-based compensation as a financing activity in the accompanying 2008 and 2007 consolidated statements of cash flows.

        The following table summarizes our restricted stock activities for the year ended December 31, 2008:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Non-vested, beginning of year	547,916	$16.67
Granted	658,958	$18.22
Vested	(415,791)	$16.86
Forfeitures	(39,117)	$18.44

Non-vested, end of year	751,966	$17.49	1.0	$9,184

        As of December 31, 2008, the total unamortized stock-based compensation expense related to the restricted shares was $5.7 million, which is expected to be recognized over a weighted average period of 1.0 year. As of December 31, 2007, the total unamortized stock-based compensation expense related to the restricted shares was $4.9 million, which was expected to be recognized over a weighted average period of 1.3 years. As of December 31, 2006, the total unamortized stock-based compensation expense related to the restricted shares was $5.8 million, which was expected to be recognized over a weighted average period of 2.1 years. The total fair value of restricted stock vested during the year ended December 31, 2008, 2007 and 2006 was $7.0 million, $5.7 million and $1.4 million, respectively.

Stock Options

        Stock options were granted under the prior plans. Option grants were for a term of five years and vested over a period of zero to three years. We did not grant any new stock options during the years ended December 31, 2008, 2007 and 2006, and all options previously granted have been exercised.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes our stock option activities for the year ended December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, beginning of year	836,665	$1.83
Exercised	(836,665)	$1.83
Cancelled	—

Outstanding, end of year	—	$—	—	—

        In 2008, 2007 and 2006, we recognized zero, $0.3 million and $0.5 million, respectively of compensation expense for stock options that were granted and modified under APB 25. Such expenses represents the intrinsic value of options modified for which an employee who terminated in 2007 would not have received such options had the vesting terms not been accelerated.

        During the year ended December 31, 2008, options to acquire 836,665 shares of our common stock were exercised, of which 432,255 of these shares were withheld by us to meet the related employee minimum statutory income tax withholding requirement of $5.3 million and exercise price of $1.5 million. During the year ended December 31, 2007, options to acquire 271,667 shares of our common stock were exercised, of which 67,848 of these shares were withheld by us to meet the related employee minimum statutory income tax withholding requirement of $1.3 million. During the year ended December 31, 2006, options to acquire 233,664 shares of our common stock were exercised. We did not withhold any shares in 2006. The minimum statutory income tax withholding amounts are recorded as tax withholding payments for stock-based compensation as a financing activity in the accompanying 2008 and 2007 consolidated statements of cash flows.

        The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $11.6 million, $4.6 million and $4.2 million, respectively.

        We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options. We also receive a tax deduction that may be different than our financial statement expense for restricted stock when it vests. SFAS No. 123(R) requires cash flows resulting from tax benefits in excess of the related stock-based compensation to be classified as part of cash flows from financing activities. In accordance with SFAS No. 123(R), we reported $0.2 million, $1.3 million and $1.6 million, respectively, of excess tax benefits as financing cash flows for the years ended December 31, 2008, 2007 and 2006. The total tax benefit realized from stock option exercises for the years ended December 31, 2008, 2007 and 2006 was $0.2 million, $1.3 million and $1.6 million, respectively. Cash received from stock option exercises was less than $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Leases

        We lease our headquarters facility and retail store locations under operating lease agreements expiring on various dates through May 2020. Some of these leases require us to make periodic

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

payments for property taxes, utilities and common area operating expenses. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being recorded and amortized over the initial lease term on a straight-line basis.

        Of our 69 retail leases, which include 67 retail stores in the U.S. and two in Japan, 62 retail store leases require payment of a percent of sales ranging from 4.0% to 7.5% if our net sales at the retail store exceed a defined threshold. We have options to renew certain leases under various terms as specified within each lease agreement. We have no capitalized lease obligations. As of December 31, 2008, we had entered into a total of 71 lease agreements. These include leases for the 42 stores that were open in the U.S. as of December 31, 2008, as well as 25 stores that had not been opened yet, the two Japan retail stores and the offices in Vernon, California and Japan, for an aggregate of approximately 250,000 square feet of space, which consists of 120,000 square feet for our headquarters facility and 130,000 square feet of retail space.

        Rent expense was $9.3 million in 2008, $3.7 million in 2007 and $1.4 million in 2006 which includes contingent rental payments of $0.8 million, $0.2 million and none in 2008, 2007 and 2006, respectively.

        Future minimum lease payments under these operating leases as of December 31, 2008 are summarized as follows (amounts in thousands):

Year ending
2009	$10,852
2010	13,304
2011	13,090
2012	13,049
2013	13,305
Thereafter	67,777

Total minimum lease payments	$131,377

        From January 1, 2009 to March 9, 2009, we have not entered into any new retail leases.

NOTE 10—LEGAL PROCEEDINGS

        In 2005, we terminated a manufacturer's agreement because we believed that the other party had failed to cure defaults under the agreement. The other party disputed our position, and the dispute was submitted to arbitration. In 2006, the arbitrator ruled in favor of the other party and awarded that party $2.0 million for damages, interest and costs. We recorded the cost of this award in 2006 in selling, general and administrative expenses in the accompanying consolidated statement of income.

        In 2006, we entered into a settlement agreement to resolve a dispute related to the termination of a 2004 services agreement. Under this settlement agreement, we agreed to issue to the other party 100,000 shares of our common stock in March 2006 and agreed to pay $0.1 million. The cost of this settlement was recognized in the 2005 statement of income.

        From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of business. We do not believe that these routine matters are material to our business or financial condition.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES

        Income tax expense consists of the following for the years ended December 31 (amounts in thousands):

	2008	2007	2006
Current income tax:
Federal	$22,475	$18,591	$11,757
State and local	3,191	5,145	3,165

Total current income tax expense	25,666	23,736	14,922

Deferred income taxes:
Federal	401	(2,219)	(859)
State and local	(423)	(417)	(28)
Foreign	(74)	—	—

Total deferred income tax benefit	(96)	(2,636)	(887)

Total income tax expense	$25,570	$21,100	$14,035

        A reconciliation of the statutory Federal Income tax rate to the effective tax rate on income before provision for income taxes for the years ended December 31 is as follows:

	2008	2007	2006
Tax provision at statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5	6.3	5.7
Excess compensation under IRC Sec. 162(m)	1.2	3.0	3.0
Domestic production deduction	(2.0)	(1.7)	(0.9)
Tax exempt interest	(0.3)	(0.7)	—
Interest exposure	—	0.7	—
Exclusion for export sales	—	—	(1.1)
California tax credit	—	—	(1.9)
Other	0.2	0.5	(0.5)

Effective tax rate	36.6%	43.1%	39.3%

        Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts recorded for income tax purposes. The major

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES (Continued)

components of deferred tax assets and liabilities are as follows as of December 31 (amounts in thousands):

	2008	2007
Current deferred tax assets:
Compensation	$3,092	$1,227
Inventory	1,004	606
Lease incentives	—	387
Accrued interest	317	333
Bad debt	105	100
State taxes, net of federal benefits	1,454	1,912
Other	526	142

Total current deferred tax assets	6,498	4,707

Long term deferred tax (liability) asset:
Lease incentives	1,109	—
Fixed assets	(2,211)	561

Total long-term deferred tax (liability) asset	(1,102)	561

Total net deferred tax asset	$5,396	$5,268

        Our federal income tax return for 2005 through 2007 remains subject to examination, and our state income tax returns for 2004 through 2007 remain subject to examination. As of December 31, 2008, our reserves for unrecognized tax benefits under FIN 48 are not material to the consolidated financial statements.

NOTE 12—EARNINGS PER SHARE

        The following is a reconciliation of the shares used to compute basic and diluted earnings per share is shown in the table for the years ended December 31 (in thousands, except per share information):

	2008	2007	2006
Net income	$44,371	$27,845	$21,746

Basic shares	23,511	22,964	22,496
Dilutive effect of unvested restricted stock awards and stock options	759	985	1,112

Diluted shares	24,270	23,949	23,608

Earnings per share—basic	$1.89	$1.21	$0.97
Earnings per share—diluted	$1.83	$1.16	$0.92

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMPREHENSIVE INCOME

        Comprehensive income consists of net income, unrealized gain (loss) on available-for-sale investments and cumulative translation adjustments. A reconciliation of other comprehensive income is shown in the table for the years ended December 31 (amounts in thousands):

	2008	2007	2006
Net income	$44,371	$27,845	$21,746
Unrealized losses on investments
Unrealized losses arising during year, net of taxes of $890	(1,583)	—	—
Losses on available for sale securities reclassified to trading, included in net income, net of taxes of $890 (See Note 3)	1,583	—	—
Cumulative translation adjustment	186	—	—

Comprehensive income	$44,557	$27,845	$21,746

NOTE 14—SEGMENT INFORMATION

        The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 2). The U.S. Wholesale segment sells merchandise to select department stores, speciality retailers and boutiques in the United States. The International segment sells merchandise, often at a discount to our wholesale list price, primarily to foreign distributors, who in turn sell the merchandise to retailers in the territories that they are authorized to sell. Beginning in the third quarter of 2008, the International segment operated two outlet retail stores in Japan. The Consumer Direct segment sells our merchandise and merchandise purchased from our licensees in our U.S. stores and e-commerce site. The U.S. Wholesale segment's operations include our design, distribution center and customer service departments. We evaluate the performance of each operating segment based on operating income.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

        Summarized financial information concerning our reportable segments is shown in the following table for the years ended December 31(amounts in thousands):

	2008	2007	2006
Net sales:
U.S. Wholesale	$153,235	$111,390	$97,219
Consumer Direct	75,314	29,268	5,514
International	40,044	31,728	37,669
Other	1,407	870	87

Total net sales	$270,000	$173,256	$140,489

Gross profit:
U.S. Wholesale	$78,670	$60,007	$51,590
Consumer Direct	57,669	22,452	4,626
International	19,255	15,498	18,710
Other	1,407	870	87

Total net sales	$157,001	$98,827	$75,013

Operating income:
U.S. Wholesale	$47,452	$36,405	$32,437
Consumer Direct	27,810	11,875	2,414
International	16,761	14,718	18,123
Other	(23,147)	(15,856)	(17,997)

Total operating income	$68,876	$47,142	$34,977

Capital expenditures
U.S. Wholesale	$810	$3,465	$3,068
Consumer Direct	15,540	5,300	1,400
International	378	—	—
Other	1,459	—	—

Total capital expenditures	$18,187	$8,765	$4,468

Total assets
U.S. Wholesale	$43,030	$41,248
Consumer Direct	36,603	10,167
International	8,362	6,519
Other	78,457	55,324

Total assets	$166,452	$113,258

        As of December 31, 2008 and 2007, $164.9 million and $113.3 million, respectively, of our assets were located in the United States. Also, at December 31, 2008 and 2007, we had accounts receivable due from foreign distributors of $7.0 million and $6.4 million, respectively, and trademarks of $0.2 million and $0.2 million, respectively, associated with foreign countries. The U.S. Wholesale segment had net sales to one customer, exceeding 10% of our net sales, that amounted to $39.2 million in 2008 and $20.1 million in 2007. Our 2008 net sales categorized by gender were approximately as

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

follows: women—58%; men—38%; and kids—4%. Our 2007 net sales categorized by gender were approximately as follows: women—59%; men—37%; and kids—4%.

        Retail occupancy costs included in Consumer Direct expenses amount to $8.8 million, $3.3 million and $0.7 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 15—QUARTERLY INFORMATION (UNAUDITED)

        The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007 (amounts in thousands, except per share data):

Year ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$53,432	$64,158	$79,420	$72,990
Gross profit	$30,485	$36,888	$46,364	$43,264
Net income	$6,947	$9,281	$15,437	$12,707
Earnings per share:
Basic	$0.30	$0.39	$0.65	$0.54
Diluted	$0.29	$0.39	$0.64	$0.53

Year ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$36,242	$35,857	$48,443	$52,714
Gross profit	$20,421	$20,545	$27,732	$30,129
Net income	$5,159	$4,990	$8,783	$8,913
Earnings per share:
Basic	$0.23	$0.22	$0.38	$0.39
Diluted	$0.22	$0.21	$0.37	$0.37

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

        During the years ended December 31, 2008, 2007 and 2006, we paid $27.4 million, $23.1 million and $15.1 million in taxes.

        As of December 31, 2008 and 2007, we had recognized the purchases of $2.4 million and $0.7 million of property and equipment that had not yet been paid for. These purchases are included in "property and equipment, net" and the payment obligation in "accounts payable and accrued expenses" in the accompanying consolidated balance sheets.

        During the year ended December 31, 2006, we issued $2.1 million of common stock in exchange for services.

        During the year ended December 31, 2008, our Chairman and Chief Executive Officer exercised 833,333 options and elected to have 94,019 shares withheld to satisfy the exercise price of $1.5 million. During the year ended December 31, 2007, there were no stock option exercises where the optionee elected to have shares withheld to satisfy the exercise price.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SUBSEQUENT EVENTS

        In the first quarter of 2009, the Compensation Committee of our Board of Directors approved restricted stock awards of up to 1,046,800 shares. 46,700 of these restricted shares vested immediately. Up to 906,800 will vest in 2010 and 2011 if we achieve certain performance targets in 2009. The remaining 93,300 restricted shares will vest in the first quarter of 2010 and 2011.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2008
Reserve for returns	$317	$298	$(141)	$474
Reserve for chargebacks	$385	$124	$(70)	$439
Reserve for bad debt	$244	$577	$(555)	$266
2007
Reserve for returns	$69	$248	$—	$317
Reserve for chargebacks	$735	$—	$(350)	$385
Reserve for bad debt	$371	$228	$(355)	$244
2006
Reserve for returns	$78	$—	$(9)	$69
Reserve for chargebacks	$470	$265	$—	$735
Reserve for bad debt	$329	$329	$(287)	$371