Form 10-Q
period 2009-03-31
TRUE RELIGION APPAREL INC
filed 2009-05-08
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended March 31, 2009

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) (not yet applicable to the registrant).   Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 7, 2009 there were 25,339,749 shares of common stock outstanding.

TRUE RELIGION APPAREL, INC.

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$76,500	$57,245
Short-term investments	—	4,850
Accounts receivable, net of allowances:
From factor	15,110	23,060
From customers	7,283	10,043
Inventory	28,104	25,828
Deferred income tax assets	3,481	6,498
Prepaid expenses and other current assets	4,651	4,148
Total current assets	135,129	131,672
Property and equipment, net	31,126	28,006
Long-term investments	4,990	4,990
Other assets	1,795	1,784

TOTAL ASSETS	$173,040	$166,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$11,312	$10,633
Accrued salaries, wages and benefits	4,064	6,889
Income taxes payable	1,011	1,042
Total current liabilities	16,387	18,564
Long-term deferred rent	5,656	4,536
Long-term deferred income tax liabilities	1,541	1,102
Total long-term liabilities	7,197	5,638
Total liabilities	23,584	24,202

Commitment and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,357 and 24,450 issued and outstanding, respectively	3	2
Additional paid-in capital	40,684	38,554
Retained earnings	108,751	103,508
Accumulated other comprehensive loss, net	18	186
Total stockholders’ equity	149,456	142,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,040	$166,452

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$63,624	$53,432
Cost of sales	24,905	22,947
Gross profit	38,719	30,485
Selling, general and administrative expenses	25,666	19,135
Operating income	13,053	11,350
Interest income, net	(18)	(424)
Income before provision for income taxes	13,071	11,774
Provision for income taxes	5,446	4,827
Net income	$7,625	$6,947

Earnings per share:
Basic	$0.32	$0.30
Diluted	$0.32	$0.29

Weighted average shares outstanding:
Basic	23,851	23,221
Diluted	23,953	24,070

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,625	$6,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,267	592
Provision for bad debts and returns	758	301
Stock-based compensation	2,783	3,864
Tax benefit from stock-based compensation	(653)	—
Excess tax benefit from stock-based compensation	653	(29)
Deferred income tax provision	3,408	1,941
Other	41	—
Changes in operating assets and liabilities:
Accounts receivable from factor	7,423	(1,844)
Accounts receivable from customers	2,421	6,327
Inventory	(2,356)	(3,848)
Prepaid expenses and other current assets	(512)	122
Accounts payable and accrued expenses	1,910	3,629
Accrued salaries, wages and benefits	(2,825)	(1,514)
Income taxes payable	(31)	2,702
Long-term deferred rent	1,121	251
Net cash provided by operating activities	23,033	19,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,591)	(3,237)
Sales of investments	4,850	5,203
Expenditures to establish trademarks	(20)	(40)
Net cash (used in) provided by investing activities	(761)	1,926

CASH FLOWS FROM FINANCING ACTIVITIES:
Statutory tax withholding payment for stock-based compensation	(2,381)	(2,254)
Excess tax benefit from stock-based compensation	(653)	29
Net cash used in financing activities	(3,034)	(2,225)

Effect of exchange rate changes on cash	17	—

Net increase in cash and cash equivalents	19,255	19,142
Cash and cash equivalents, beginning of period	57,245	28,686
Cash and cash equivalents, end of period	$76,500	$47,828

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Description of the Business

True Religion Apparel, Inc. and subsidiaries (“the Company,” “our,” “we,” or “True Religion”) designs, markets, sells and distributes premium fashion apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include pants, tops and jackets made from denim, fleece, corduroy and other fabrics. We are known for our unique fits and styling details. Through multiple wholesale and retail segments, our expanding product line reaches fashion-conscious consumers on six continents, including North America, Europe, Asia, Australia, Africa and South America.

We operate in four primary business segments: U.S. Wholesale, International, Consumer Direct and Other. Our U.S. Wholesale sales are made to leading upscale nationwide-retailers, boutiques and off-price retailers. Our International sales are primarily made to distributors covering more than 50 countries on six continents. The distributors warehouse products at their expense and they ship to, and collect payment from, their customers directly. We also sell directly to consumers through full-price branded retail stores, branded outlet stores and through our retail internet site located at www.truereligionbrandjeans.com. In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. The licensing business is included in the Other segment.  Our corporate operations, which include the executive, legal, and human resources departments, are also included in the Other segment.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of True Religion Apparel, Inc. and its wholly-owned subsidiaries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Religion Apparel, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC. The same accounting policies are followed for preparing quarterly and annual financial information. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Concentration of Credit Risks

During the three months ended March 31, 2009 and 2008, sales to one customer accounted for 13%, of our net sales. As of March 31, 2009, our Accounts Receivable from Factor, in the amount of $15.1 million, was due from Merchant Factors Corp. (“Merchant Factors”), which uses the collection function of a U.S. based financial institution to collect the receivables that Merchant Factor purchases from us.  Certain of our U.S. wholesale customers remit their payments for goods they purchase on credit to the financial institution; the financial institution transfers the collections to Merchant Factors, and each week Merchant Factors transfers to us the moneys that it received in the prior week on these receivables.  If in the future Merchant Factors or the financial institution experience significant financial difficulty, they may withhold or delay payment to us on moneys collected from our U.S. wholesale customers.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include reserves for customer returns; chargebacks; allowances for bad debts; inventory valuation; contingencies; fixed asset useful lives; income taxes and related contingencies; and the valuation of stock-based compensation and related forfeiture rates.

Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position (“FSP”) 157-e, Determining Whether a Market is Not Active and a Transaction Is Not Distressed (“FSP 157-e”). FSP 157-e clarifies when markets are not active or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP 157-e would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. We plan to adopt the provisions during the second quarter of 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows or disclosures.

In April 2009, the FASB issued FSP SFAS 115-a, SFAS 124-a and EITF 99-20b, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. The FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of this FSP during the second quarter of 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows or disclosures.

NOTE 3 — Cash Equivalents and Marketable Securities

We hold $76.5 million of cash equivalents measured at fair value using quoted prices that represent Level 1 inputs under Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).

Our investments consist of auction rate securities. Auction rate securities (“ARS”) are variable rate bonds whose interest rate is periodically reset, typically every seven, 28, or 35 days. The underlying securities have contractual maturities from 2034 through 2042. As of March 31, 2009, we held five auction rate securities with an aggregate par value of $5.0 million and a fair value $4.7 million.  These securities are collateralized by higher education funded student loans and are supported by the federal government as part of the Federal Family Education Loan Program (FFELP).  These securities have continued to pay their scheduled cash interest payments.

The Dutch auction process that periodically resets the applicable interest rate is intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there was an imbalance between buyers and sellers, the risk of a failed auction existed. The auction rate securities that we hold experienced failed auctions in 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest.  We accepted the offers from these brokers providing them with rights related to our ARS (the “Rights”). The first portion of the ARS, with a par amount of $4.9 million, was purchased by the broker in January 2009 at par plus accrued interest, and the second portion, with a par amount of $5.0 million, is expected to be purchased by the broker by July 2012, although the broker may purchase these at any time and we may instruct the broker to purchase these ARS beginning in June 2010.

Our Rights related to our ARS represent firm commitments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines a firm commitment as an agreement with an unrelated party, binding on both parties and usually legally enforceable. The enforceability of the Rights results in a put option and is recognized as a freestanding asset separate from the ARS. We have elected to measure the put option at fair value under SFAS No. 159, which permits an entity to elect the fair value option for recognizing financial assets, in order to match the changes in the fair value of the ARS. We expect that future changes in the fair value of the put option will approximate fair value movements in the related ARS.

Prior to accepting the Rights from the brokers, we recorded our ARS investments as available-for-sale and reported any unrealized gains or temporary unrealized losses, net of taxes, as a component of accumulated other comprehensive income in the consolidated balance sheets. In connection with the acceptance of the Rights from the brokers, we transferred our ARS from investments available-for-sale to trading securities during the fourth quarter of 2008 as allowed in rare circumstances by the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Our auction rate securities, recorded at fair value using broker quotes, represent Level 3 inputs under SFAS No. 157.  The following table provides a summary of changes in fair value of our Level 3 financial assets during the three months ended March 31, 2009 (amounts in thousands):

	Auction Rate Securities
	Short-Term			Long-Term
	ARS	Put Option	Total	ARS	Put Option	Total
Balance at December 31, 2008	$3,263	$1,587	$4,850	$4,114	$876	$4,990
Net settlements	(3,263)	(1,587)	(4,850)			—
Realized gain included in
interest income, net			—	584		584
Revaluation of put option included
in interest income, net			—		(584)	(584)
Balance at March 31, 2009	$—	$—	$—	$4,698	$292	$4,990

NOTE 4 — Accounts Receivable

We recorded the following allowances against our accounts receivable (amounts in thousands):

	March 31,	December 31,
	2009	2008
Reserve for returns	$296	$474
Reserve for chargebacks	117	439
Reserve for bad debt	307	266
Total	$720	$1,179

In addition to the above reserves, we recorded an allowance for trade discounts of $0.5 million as of March 31, 2009 and $0.8 million as of December 31, 2008.

NOTE 5 — Inventory

Inventory consisted of the following (amounts in thousands):

	March 31,	December 31,
	2009	2008
Raw Materials	$704	$453
Work-in-Process	1,267	1,709
Finished Goods	26,133	23,666
Total	$28,104	$25,828

NOTE 6 — Property and Equipment

Property and equipment (amounts in thousands):

	March 31,	December 31,
	2009	2008
Computer systems and equipment	$2,283	$1,885
Furniture and fixtures	3,036	2,777
Leasehold improvements	25,196	22,252
Machinery and equipment	1,757	1,544
Trade show booths	1,013	897
Construction-in-progress	5,106	4,670
	38,391	34,025
Less accumulated depreciation	7,265	6,019
Property and equipment, net	$31,126	$28,006

Construction in progress at March 31, 2009 and 2008 represents the capital expenditures for leasehold improvements that will be used in our new branded retail stores scheduled to open in the future, and capital expenditures for a new information technology system expected to be implemented in 2009. When completed, these balances are transferred to the appropriate property and equipment category and depreciated according to their useful life.

Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $1.3 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

NOTE 7 — Stock-based Compensation

On June 16, 2005, our Board of Directors approved the True Religion Apparel, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) which amended the 2004 Option Plan and the 2004 Equity Plan (the “prior plans”). We have granted restricted stock awards and stock options under the 2005 Incentive Plan.

On April 7, 2009, our Board of Directors approved the True Religion Apparel, Inc. 2009 Equity Incentive Plan which has been submitted for shareholder approval at our Annual Shareholder Meeting scheduled for May 20, 2009.

We recognize stock-based compensation expense either on the straight-line basis or the graded attribution (accelerated) method over the requisite service period. Our stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $2.8 million and $3.9 million in the three months ended March 31, 2009 and, 2008 respectively.  The tax benefit recognized on our stock-based compensation was $1.1 million and $0.8 million in the three months ended March 31, 2009 and 2008, respectively.

Shares awarded under the 2005 Incentive Plan entitles the shareholder to all the rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee of the Board of Directors and may not exceed 10 years. Restricted stock awards have generally been granted with vesting periods of up to three years. All unvested restricted shares are forfeited if the recipient of the restricted stock award no longer provides services, as defined, to the Company.

During the three months ended March 31, 2009 and 2008, we awarded 1,099,338 and 606,458 shares, respectively, of restricted stock to employees, officers and directors which vest over a period of zero to three years. The fair value of these restricted shares, based on the price of our common stock at the date of grant, was $12.2 million and $10.7 million, respectively. Our policy for attributing the value of graded vesting share-based payments is the straight-line single option approach for grants with only service conditions and the graded attribution (acceleration) method for grants with performance conditions.

During 2007, we implemented a practice of withholding common shares, upon an employee’s request, to satisfy employee minimum statutory income tax withholdings for restricted shares as they vest.  During the three months ended March 31, 2009 and 2008, we withheld 190,211 and 122,491 shares for a total value of $2.4 million and $2.3 million, respectively. These amounts are recorded as tax withholding payment for share-based compensation as a financing activity in the accompanying condensed consolidated statements of cash flows.

The following table summarizes our restricted stock activities for the three months ended March 31, 2009 (dollar amounts in thousands except per share data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Non-vested, beginning of year	751,966	$17.49
Granted	1,099,338	$11.08
Vested	(489,264)	$16.35
Forfeitures	(2,027)	$13.91
Non-vested, end of year	1,360,013	$12.91	1.7	$16,062

As of March 31, 2009 and 2008, we estimated a forfeiture rate of 3.4% and 7.9%, respectively, based on historical experience.  The aggregate intrinsic value of restricted stock outstanding as of March 31, 2009 and 2008, adjusted for estimated forfeitures, was $15.5 million and $14.9 million, respectively.  As of March 31, 2009, the total unamortized stock-based compensation expense related to the restricted shares was $12.8 million, which is expected to be recognized over a weighted average period of 1.7 years.  The total fair value of restricted stock vested during the three months ended March 31, 2009 and 2008 was $8.0 million and $5.6 million, respectively.

NOTE 8 — Commitments and Contingencies

Leases

We lease our headquarters facility and retail store locations under operating lease agreements expiring on various dates through January 2020.  Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being recorded and amortized over the initial lease term on a straight-line basis.

Of our 70 retail store leases, which include 68 retail stores in the U.S. and two in Japan, 63 retail store leases require payment of a percentage of sales ranging from 4.0% to 7.5% if our net sales at the retail store exceed a defined threshold. We have options to renew certain leases under various terms as specified within each lease agreement. We have no capitalized lease obligations. As of March 31, 2009, we had entered into a total of 72 lease agreements. These include leases for the 49 stores that were open in the U.S. as of March 31, 2009, as well as 19 stores that had not been opened yet, the two Japan retail stores and the offices in Vernon, California, and Japan for an aggregate of approximately 253,000 square feet of space, which consists of 119,000 square feet for our headquarters facility and 134,000 square feet of retail space.

Rent expense was $2.2 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively. These amounts include contingent rental expense of $0.2 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

Future minimum lease payments under these operating leases as of March 31, 2009 are summarized as follows (amounts in thousands):

2009 (remainder of year)	$10,859
2010	13,377
2011	13,314
2012	13,280
2013	13,543
Thereafter	69,514
Total minimum lease payments	$133,887

Legal Proceedings

From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of business. We do not believe that these routine matters are material to our business or financial condition.

NOTE 9 — Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2009	2008
Net income	$7,625	$6,947

Basic shares	23,851	23,221
Dilutive effect of unvested restricted stock awards and stock options	102	849
Diluted shares	23,953	24,070

Earnings per share - basic	$0.32	$0.30
Earnings per share - diluted	$0.32	$0.29

NOTE 10 — Comprehensive Income

Comprehensive income consists of net income, unrealized gain (loss) on available for sale investments and cumulative translation adjustments. A reconciliation of other comprehensive income is shown in the table for the three months ended March 31, 2009 and 2008 (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income	$7,625	$6,947
Unrealized loss arising during quarter, net of taxes	—	(104)
Cumulative translation adjustment	(168)	—
Comprehensive income	$7,457	$6,843

NOTE 11 — Segment Information

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2009 and 2008 (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net sales:
U.S. Wholesale	$28,925	$32,511
Consumer Direct	23,061	11,778
International	11,219	8,903
Other	419	240
	$63,624	$53,432

Gross profit:
U.S. Wholesale	$15,135	$16,907
Consumer Direct	17,090	9,193
International	6,075	4,145
Other	419	240
	$38,719	$30,485

Operating income (expense):
U.S. Wholesale	$6,868	$9,049
Consumer Direct	7,013	4,737
International	5,153	3,982
Other	(5,981)	(6,418)
	$13,053	$11,350

Capital expenditures:
U.S. Wholesale	$362	$—
Consumer Direct	4,387	2,669
International	76	—
Other	766	568
	$5,591	$3,237

Total assets:
U.S. Wholesale	$30,709	$25,803
Consumer Direct	44,360	18,587
International	4,030	4,096
Other	93,941	79,252
	$173,040	$127,738

A reclassification has been made to the prior period to reclassify amounts between the U.S. Wholesale and other operating income to conform to the current period presentation.

NOTE  12 — Supplemental Disclosure of Cash Flow Information (amounts in thousands)

During the three months ended March 31, 2009 and 2008, we paid $2.7 million and $0.1 million for income taxes, respectively.

As of March 31, 2009, and 2008, we had recognized the purchase of $1.4 million and $1.6 million, respectively, of property and equipment that had not yet been paid for.  These purchases are included in “property and equipment, net” and the payment obligation in “accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2008, we recorded an unrealized loss, net of taxes, on our available for sales marketable securities of $0.1 million in accumulated other comprehensive loss.  No amounts were recorded during the three months ended March 31, 2009.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions.  You may find some of these statements below and elsewhere in this Quarterly Report.  These forward-looking statements are not historical facts and are inherently uncertain and outside of our control.  Any or all of our forward-looking statements in this report may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  Many factors monitored in our discussion in this report will be important to determining future results.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Factors that may cause our plans, expectation, future financial condition and results to change are described throughout this report and in our Annual Report on Form 10-K, particularly in “Risk Factors,” Part 1, Item 1A of that report, and include the following:

•           the current downturn in the United States economy and in particular, the decline in consumer spending generally and in the apparel industry more specifically;

•           our ability to predict fashion trends;

•           our ability to continue to maintain our brand image and reputation;

•           competition from companies with significantly greater resources than ours;

•           our ability to continue and control our expansion plans.

The forward-looking information set forth in this quarterly report on Form 10-Q is as of May 7 2009, and we undertake no duty to update this information.  Shareholders and prospective investors can find information filed with the SEC after May 7, 2009 at our website at www.truereligionbrandjeans.com or at the SEC website at www.sec.gov.

RESULTS OF OPERATIONS

We design, market, distribute and sell premium apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include pants, tops and jackets, made from denim, fleece, corduroy and other fabrics. We are known for our unique fit and styling details. Through multiple wholesale and retail segments, our expanding product line reaches fashion-conscious consumers on six continents, including North America, Europe, Asia, Europe, Australia, Africa and South America. As of March 31, 2009, we had 49 retail stores compared to 42 as of December 31, 2008 and 18 as of March 31, 2008.

First Quarter 2009 Compared to First Quarter 2008

The following table summarizes our results of operations for the three months ended March 31, 2009 and 2008 (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2009		2008		Change
	Amount	%	Amount	%	Amount	%
Net sales	$63,624	100.0%	$53,432	100.0%	$10,192	19.1%
Gross profit	38,719	60.9%	30,485	57.1%	8,234	27.0%
Selling, general and administrative expenses	25,666	40.3%	19,135	35.8%	6,531	34.1%
Operating income	13,053	20.5%	11,350	21.2%	1,703	15.0%
Interest income, net	(18)	(0.0)%	(424)	(0.8)%	406	(95.8)%
Provision for income taxes	5,446	8.5%	4,827	9.0%	619	12.8%
Net income	$7,625	12.0%	$6,947	13.0%	$678	9.8%
Net income per share:
Basic	$0.32		$0.30		$0.02	6.7%
Diluted	$0.32		$0.29		$0.03	10.3%

Highlights

During the first quarter of 2009, we continued to experience favorable brand and product acceptance across our multi-channel business model. The key highlights of the first quarter of 2009 were:

•                    Net sales increased 19.1% to $63.6 million due to the continued expansion of our Consumer Direct segment;

•                    Gross profit as a percentage of net sales increased to 60.9% from 57.1% due to the increase in the higher-margin Consumer Direct segment’s net sales;

•                    Operating income increased $1.7 million or 15.0% due to the increase in net sales and gross profit margin;

•                    Earnings per diluted share increased 10.3% to $0.32 per diluted share due primarily to the increase in net sales.

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	March 31,		Change
	2009	2008	Amount	%
U.S. Wholesale	$28,925	$32,511	$(3,586)	(11.0)%
Consumer Direct	23,061	11,778	11,283	95.8%
International	11,219	8,903	2,316	26.0%
Other	419	240	179	74.6%
Total net sales	$63,624	$53,432	$10,192	19.1%

U.S. Wholesale net sales decreased 11.0% to $28.9 million. Our sales to “major” accounts, which consist of customers such as Nordstrom, Bloomingdale’s, Saks Fifth Avenue and Neiman Marcus, decreased 12.6% from the prior year period as these customers reduced their merchandise on-hand in response to the challenging retail environment. Our net sales to boutique customers decreased sharply; these customers were more impacted by the challenging retail environment as they generally depend to a larger extent on external financing. Partially offsetting these decreases was an increase in our sales to off-price retailers. We expect that our wholesale sales to off-price retailers in 2009 will likely be more consistent each quarter than they were in 2008 and will decrease slightly overall in 2009 from the 2008 sales level.

Consumer Direct net sales increased 95.8% to $23.1 million as we finished the first quarter of 2009 with 49 stores compared to 18 stores at the end of the first quarter of 2008. We experienced a decline in store sales productivity due to a reduction in shoppers visiting our stores caused by the challenging economic and consumer environment.

International net sales increased 26.0% to $11.2 million due to increased sales to Asia, North America and Europe.  This segment also benefited from the planned sales increase to Japan as a result of our 2008 transition from a third party distributor to a company-owned subsidiary.

 Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	March 31,		Change
	2009	2008	Amount	%
U.S. Wholesale	$15,135	$16,907	$(1,772)	(10.5)%
Consumer Direct	17,090	9,193	7,897	85.9%
International	6,075	4,145	1,930	46.6%
Other	419	240	179	74.6%
Total gross profit	$38,719	$30,485	$8,234	27.0%

Gross profit increased 27.0% to $38.7 million, or 60.9% of net sales, in 2009 compared to $30.5 million, or 57.1% of net sales, in 2008. The gross margin was positively impacted by the increase in the Consumer Direct segment’s net sales, as this segment has a higher gross margin.

U.S. Wholesale gross profit decreased 10.5% to $15.1 million in the first quarter of 2009 compared to $16.9 million in the first quarter of 2008 due to the decline in wholesale net sales. Gross margin increased slightly to 52.3% in the first quarter of 2009 from 52.0% in the first quarter of 2008. The slight gross margin improvement is due to a combination of the improvement in our sourcing and production process which was partially offset by the decrease in our higher-margin, boutique net sales.

The Consumer Direct gross margin decreased to 74.1% in the first quarter of 2009 from 78.1% in the same quarter in 2008 as more Consumer Direct sales came from the outlet stores as compared to the full price store sales. Also causing the decrease was the expected decline of the outlet stores’ gross margin as they now have fewer higher-margin irregulars in their merchandise assortment.

International gross margin increased to 54.1% in the first quarter of 2009 from 46.6% in the first quarter of 2008 primarily due to the increase in direct sales to select Asian markets, which carry higher gross margins than sales through distributors.

Selling, General and Administrative Expenses

The following table presents selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	March 31,		Change
	2009	2008	Amount	%
U.S. Wholesale	$8,267	$7,858	$409	5.2%
Consumer Direct	10,077	4,456	5,621	126.1%
International	922	163	759	465.6%
Other	6,400	6,658	(258)	(3.9)%
Total selling, general and administrative expenses	$25,666	$19,135	$6,531	34.1%

During the first quarter of 2009, SG&A increased 34.1% to $25.7 million, compared to $19.1 million in the same period last year.

U.S. Wholesale SG&A increased by 5.2% on a net sales decrease of 11.0%.  The increase in U.S. Wholesale SG&A is due primarily to the increase over the last year in design, production and operations accounting employees to support our overall growth plans, partially offset by a decrease in sales commissions and bad debt expense.

The Consumer Direct SG&A increased $5.6 million, from $4.5 million in the first quarter of 2008 to $10.1 million in the first quarter of 2009. This increase is directly related to the growth in the number of stores over the prior year.  The increase in SG&A, as a percentage of net sales, from 37.8% of Consumer Direct net sales in the first quarter of 2008 to 43.7% of Consumer Direct net sales in the first quarter of 2009, is a result of the decline in sales productivity in the first quarter of 2009 caused by the challenging retail environment.

Other SG&A decreased $0.3 million, or 3.9% due primarily to a decrease in share-based compensation in 2009 as compared to 2008. The Company awarded share-based compensation approximately six weeks later in 2009, which caused the first quarter expense to be reduced. Partially offsetting this decrease was an increase in professional fees associated with brand enforcement.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	March 31,		Change
	2009	2008	Amount	%
U.S. Wholesale	$6,868	$9,049	$(2,181)	(24.1)%
Consumer Direct	7,013	4,737	2,276	48.0%
International	5,153	3,982	1,171	29.4%
Other	(5,981)	(6,418)	437	(6.8)%
Total operating income	$13,053	$11,350	$1,703	15.0%

U.S. wholesale operating income decreased $2.2 million from 2008 to 2009 and decreased as a percentage of U.S. wholesale net sales from 27.8% in 2008 to 23.7% in 2009 due primarily to the decrease in net sales and the addition of resources in the past year to support the Company’s overall sales growth.

The Consumer Direct operating income increased $2.3 million from 2008 to 2009 but decreased as a percentage of Consumer Direct net sales, from 40.2% to 30.4%. This decrease in operating income as a percentage of net sales was due to a combination of a decline in sales productivity due to the challenging retail environment and the planned decrease in the outlet stores’ gross margins.

Interest Income, net

Net interest income was less than $0.1 million for the three months ended March 31, 2009 compared to $0.4 million in the three months ended March 31, 2008. While we had an increase in our cash equivalents in the first quarter of 2009 as compared to the first quarter of 2008, the average yield on our investments has decreased due to changes in the investment market and our shift to more conservative investments.

Provision for Income Taxes

The effective tax rate was 41.7% for first quarter of 2009 compared to 41.0% in the first quarter of 2008. Included in the provision for income taxes in the first quarter of 2009 is an adjustment of $0.5 million relating to prior periods due to an error in the calculation of states income tax apportionment factors for 2004 through 2008. Without this adjustment for prior periods, our effective tax rate for the first quarter of 2009 would have been 37.7%, which is lower that the effective tax rate of 41.0% in the first quarter of 2008 due to a tax planning strategy we implemented in the later half of 2008 that retroactively changed our filing status in certain states and reduced our overall effective tax rate.

Net Income and Earnings Per Diluted Share

Net income was $7.6 million for the quarter ended March 31, 2009 compared to $6.9 million for the quarter ended March 31, 2008. This 9.8% increase is attributable primarily to increased net sales. Earnings per diluted share increased 10.3% from $0.29 in the quarter ended March 31, 2008 to $0.32 in the quarter ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

In the first three months of 2009, cash and cash equivalents increased by $19.3 million from the beginning of the year. Cash inflows of $23.0 million from operating activities and $4.9 million from the sale of marketable securities were only partially offset by cash outflows for capital expenditures of $5.6 million and tax withholding payments for share-based compensation of $2.4 million.

Operating Activities

Net cash provided by operating activities was $23.0 million in the three months ended March 31, 2009 compared to $19.4 million in the three months ended March 31, 2008. The $3.6 million increase in cash provided by operating activities is primarily due to a decrease in accounts receivable of $9.8 million in 2009 compared to a decrease of $4.5 million in 2008.  This decrease in accounts receivable is due to the seasonal decrease in sales and increase in cash collections.  Partially offsetting the decrease in accounts receivable is a decrease in income taxes payable of $0.1 million in 2009 compared to an increase of $2.7 million in 2008.  This decrease in income taxes payable from 2008 to 2009 is due a shift in the timing of our tax payment this year.

Investing Activities

Net cash used in investing activities was $0.8 million in the first quarter of 2009 compared to net cash provided by investing activities of $1.9 million in the first quarter of 2008. The decrease of $2.7 million resulted primarily from the purchase of property and equipment of $5.6 million in 2009 compared to the purchase of $3.2 million of property and equipment in 2008. The increase in capital expenditures is to support the increase in the number of stores we have opened and are in the process of opening.

Financing Activities

Net cash used in financing activities was $3.0 million in the first three months of 2009 compared to $2.2 million in the first three months of 2008. Due to the significant decline in our stock price, the excess tax benefit received on the vesting of restricted and performance shares decreased from a cash source of $0.1 million in the first three months of 2008 to a $0.7 million use of cash in the first three months of 2009.

Liquidity

Our primary ongoing cash requirements are currently expected to be for our ongoing operations, capital expenditures for new branded retail stores, our expansion internationally, and information technology and other infrastructure needs. Management believes that cash flow from continuing operations and on-hand cash and cash equivalents will provide adequate funds for the foreseeable working capital needs and planned capital expenditures. Over the long term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We believe our cash, cash equivalents, short-term investments and future operating cash flows, as well as any potential future borrowing facilities, will be sufficient to fund scheduled future payments and potential long-term initiatives. The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions, and we cannot guarantee that we would be able to obtain financing on favorable terms.

We have investments in auction rate securities (ARS) which have experienced an illiquid market since early 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest, and on November 11, 2008, we accepted the offers from these brokers. The first portion of the ARS, in the amount of $4.9 million, was purchased by the broker in January 2009 at par plus accrued interest, and the second portion, in the amount of $5.0 million, is expected to be purchased by the broker by July 2012, although we may instruct the broker to purchase these ARS beginning in June 2010. See Item 3 Quantitative and Qualitative Disclosures about Market Risk.

Capital expenditures for the remainder of 2009 are expected to approximate $13 million.

Factoring Agreement

In December 2007, Guru Denim Inc., our wholly owned subsidiary, entered into a collection factoring agreement with Merchant Factors Corp (“Merchant Factors”). The collection factoring agreement with Merchant Factors has an initial term of seven months, which expired in June 2008. Our factoring agreement may now be terminated by either party upon 60 days notice. Guru Denim sells to Merchant Factors its domestic wholesale receivables that Merchant Factors chooses to approve for credit. Merchant Factors has the right to reassign or resell the receivables to other business entities.

Guru Denim pays a commission fee to Merchant Factors, which assumes the credit risk for all receivables that it purchases from Guru Denim.

Guru Denim has granted to Merchant Factors, a security interest in all current and future receivables in order to secure payment of any amounts due to them from Guru Denim.

Contractual Obligations

As compared to December 31, 2008, the only material change in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K as of May 7, 2009 is the execution of two new retail leases which have future minimum lease payments of $3.7 million.  For additional information regarding our contractual obligations as of December 31, 2008, see Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2008.

Seasonality of Business

Due to the holiday shopping season in December, our U.S. wholesale segment sales historically have been higher in the second half of the year and our Consumer Direct segment sales historically have been higher in the fourth quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the three months ended March 31, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 11, 2009, except with respect to the adoption of new accounting pronouncements.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued Staff Position (“FSP”) 157-e, Determining Whether a Market is Not Active and a Transaction Is Not Distressed (“FSP 157-e”). FSP 157-e clarifies when markets are not active or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP 157-e would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. We plan to adopt the provisions during the second quarter of 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows or disclosures.

In April 2009, the FASB issued FSP SFAS 115-a, SFAS 124-a and EITF 99-20b, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. The FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of this FSP during the second quarter of 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows or disclosures.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

We operate two outlet retail stores and a wholesale business in Japan; all retail sales, some wholesale sales and operating expenses are denominated in Japanese Yen. Because these operations are not significant to our overall business, our exposure to fluctuations in the U.S. Dollar and Japanese Yen exchange rate is not considered material as of March 31, 2009. We received United States dollars (“USD”) for all other merchandise sales and licensing revenue during the three months ended March 31, 2009. Merchandise purchases from contract manufacturers are denominated in USD.

We have investments in auction rate securities which have experienced an illiquid market since early 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest, and on November 11, 2008 we accepted the offers from these brokers. The first portion of the ARS, with a par amount of $4.9 million, was purchased by the broker in January 2009 at par plus accrued interest, and the second portion, with a par amount of $5.0 million, is expected to be purchased by the broker by July 2012, although we may instruct the broker to purchase these ARS beginning in June 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of our business. We do not believe that these routine matters are material to our business or financial condition.

ITEM 1A.	Risk Factors

In our 2008 Annual Report on Form 10-K, we discussed the Company’s risk factors in Part I, “Item 1A. Risk Factors”.  There has been no material changes in our risk factors from those discussed in the 2008 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	None
	(b)	None
	(c)	See below.

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2009:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Per Share (a)	Announced Plan	Under the Plan
January 1, 2009 — January 31, 2009	49,281	$12.88	—	—
February 1, 2009 — February 28, 2009	100,355	$12.49	—	—
March 1, 2009 - March 31, 2009	40,575	$12.16	—	—
Total	190,211	$12.52	—	—

(a)

These columns reflect the surrender to the Company of shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.          Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description
10.1	True Religion Apparel, Inc. Executive Cash Incentive Bonus Plan (incorporated by reference from our Form 8-K Current Report filed on March 3, 2009).

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.

By:	/s/ JEFFREY LUBELL
Jeffrey Lubell, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 7, 2009

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 7, 2009