Form 10-Q
period 2009-06-30
TRUE RELIGION APPAREL INC
filed 2009-08-06
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended June 30, 2009

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

As of August 5, 2009 there were 25,346,055 shares of common stock outstanding.

TRUE RELIGION APPAREL, INC.

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$78,789	$57,245
Short-term investments	—	4,850
Accounts receivable, net of allowances:
From factor	18,042	23,060
From customers	8,106	10,043
Inventory	31,277	25,828
Prepaid income taxes	801	—
Deferred income tax assets	5,414	6,498
Prepaid expenses and other current assets	6,109	4,148
Total current assets	148,538	131,672
Property and equipment, net	35,219	28,006
Long-term investments	4,965	4,990
Other assets	1,850	1,784

TOTAL ASSETS	$190,572	$166,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$14,896	$10,633
Accrued salaries, wages and benefits	4,963	6,889
Income taxes payable	—	1,042
Total current liabilities	19,859	18,564
Long-term deferred rent	6,525	4,536
Long-term deferred income tax liabilities	1,273	1,102
Total long-term liabilities	7,798	5,638
Total liabilities	27,657	24,202

Commitment and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,347 and 24,450 issued and outstanding, respectively	3	2
Additional paid-in capital	43,556	38,554
Retained earnings	119,276	103,508
Accumulated other comprehensive income, net	80	186
Total stockholders’ equity	162,915	142,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$190,572	$166,452

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$72,116	$64,158	$135,740	$117,590
Cost of sales	27,316	27,270	52,221	50,218
Gross profit	44,800	36,888	83,519	67,372

Selling, general and administrative expenses	26,867	21,497	52,533	40,632

Operating income	17,933	15,391	30,986	26,740

Interest income, net	(21)	(364)	(39)	(788)

Income before provision for income taxes	17,954	15,755	31,025	27,528
Provision for income taxes	6,967	6,474	12,413	11,301
Net income	$10,987	$9,281	$18,612	$16,227

Earnings per share:
Basic	$0.46	$0.39	$0.78	$0.69
Diluted	$0.45	$0.39	$0.77	$0.67

Weighted average shares outstanding:
Basic	24,021	23,520	23,937	23,370
Diluted	24,149	23,934	24,085	24,054

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,612	$16,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,636	1,280
Provisions for bad debts and returns	1,007	445
Stock-based compensation	5,627	5,904
Tax benefit from stock-based compensation	81	71
Excess tax benefit from stock-based compensation	(81)	(71)
Deferred income tax provision (benefit)	1,252	(758)
Other	105	(266)
Changes in operating assets and liabilities:
Accounts receivable from factor	4,293	(6,211)
Accounts receivable from customers	1,522	7,025
Inventory	(5,536)	(8,941)
Prepaid expenses and other current assets	(1,968)	(1,484)
Accounts payable and accrued expenses	5,056	(827)
Accrued salaries, wages and benefits	(1,926)	(37)
Income taxes payable	(2,549)	10,222
Long-term deferred rent	1,989	2,107
Net cash provided by operating activities	30,120	24,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,644)	(8,981)
Sales of investments	4,875	5,550
Expenditures to establish trademarks	(63)	(27)
Net cash used in investing activities	(5,832)	(3,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	26
Statutory tax withholding payments for stock-based compensation	(2,844)	(6,923)
Excess tax benefit from stock-based compensation	81	71
Net cash used in financing activities	(2,763)	(6,826)

Effect of exchange rate changes on cash	19	(1)

Net increase in cash and cash equivalents	21,544	14,401
Cash and cash equivalents, beginning of period	57,245	28,686
Cash and cash equivalents, end of period	$78,789	$43,087

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Religion Apparel, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC. The same accounting policies are followed for preparing quarterly and annual financial information. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Concentration of Credit Risks

During the six months ended June 30, 2009 and 2008, sales to one customer accounted for approximately 16% and 15%, respectively, of our net sales.

As of June 30, 2009, our Accounts Receivable from Factor, in the amount of $18.0 million, was due from Merchant Factors Corp. (“Merchant Factors”). Merchant Factors has the right to reassign and resell to other factors the receivables that it purchases from us and can direct us to mark invoices as payable to the other factors. We receive payments from Merchant Factors within five days of the date when it or the other factors receive payment from our customers. If in the future Merchant Factors or the other factors experience significant financial difficulty, they may withhold or delay payment to us on moneys collected from our U.S. wholesale customers. In July 2009, we notified Merchant Factors that we will no longer sell accounts receivable to them; we will pay commissions to Merchant Factors for certain sales through September 28, 2009.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position (“FSP”) SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 clarifies when markets are not active or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price, then an alternative method of pricing can be used to estimate fair value, such as a present value technique. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. We adopted the provisions during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. The FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We adopted the provisions of this FSP during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

In April 2009, the FASB issued FSP SFAS No. FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, which require disclosure about the fair value of financial instruments in interim financial statements as well as in annual financial statements, is effective for interim periods ending after June 15, 2009. We adopted the provisions of this FSP during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

In May 2009, the FASB issued FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”), which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Companies are required to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective on a prospective basis for interim and annual periods ending after June 15, 2009. We adopted the provisions of SFAS 165 during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures. This disclosure is presented in Note 13.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 will serve as the single source of authoritative non-governmental U.S. GAAP. Accordingly, all other literature not included is considered non-authoritative. SFAS 168 is effective on a prospective basis for interim and annual periods ending after September 15, 2009. We do not expect that the adoption of SFAS 168 will have a significant impact on our financial position, cash flows or disclosures.

NOTE 3 — Cash Equivalents and Marketable Securities

We hold $74.0 million of cash equivalents measured at fair value using quoted prices that represent Level 1 inputs under Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).

Our investments consist of auction rate securities. Auction rate securities (“ARS”) are variable rate bonds whose interest rate is periodically reset, typically every seven, 28, or 35 days. The underlying securities have contractual maturities from 2034 through 2042. As of June 30, 2009, we held five auction rate securities with an aggregate par value of $5.0 million and a fair value of $4.6 million.  These securities are collateralized by higher education funded student loans and are supported by the federal government as part of the Federal Family Education Loan Program (FFELP).  These securities have continued to pay their scheduled cash interest payments.

The Dutch auction process that periodically resets the applicable interest rate is intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context, enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there was an imbalance between buyers and sellers, the risk of a failed auction existed. The auction rate securities that we hold began to experience failed auctions in 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest.  We accepted the offers from these brokers providing them with rights related to our ARS (the “Rights”). The first portion of the ARS, with a par amount of $4.9 million, was purchased by the broker in January 2009 at par plus accrued interest, and the second portion, with a par amount of $5.0 million, is expected to be purchased by the broker by July 2012, although the broker may purchase these at any time and we may instruct the broker to purchase these ARS beginning in June 2010.

Our Rights related to our ARS represent firm commitments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines a firm commitment as an agreement with an unrelated party, binding on both parties and usually legally enforceable. The enforceability of the Rights results in a put option and is recognized as a freestanding asset separate from the ARS. We have elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognizing financial assets, in order to match the changes in the fair value of the ARS. We expect that future changes in the fair value of the put option will approximate fair value movements in the related ARS.

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

Our auction rate securities, recorded at fair value using broker quotes, which valuation methodology is consistent with the methodology at year end, represent Level 3 inputs under SFAS 157.  The following table provides a summary of changes in fair value of our Level 3 financial assets during the six months ended June 30, 2009 (amounts in thousands):

	Auction Rate Securities
	Short-Term			Long-Term
	ARS	Put Option	Total	ARS	Put Option	Total
Balance at December 31, 2008	$3,263	$1,587	$4,850	$4,114	$876	$4,990
Net settlements	(3,263)	(1,587)	(4,850)
Realized gain included in interest income, net			—	584		584
Revaluation of put option included in interest income, net			—		(584)	(584)
Balance at March 31, 2009	$—	$—	$—	$4,698	$292	$4,990

Net settlements	—	—	—	(25)		(25)
Realized gain (loss) included in interest income, net			—	(55)		(55)
Revaluation of put option included in interest income, net			—		55	55
Balance at June 30, 2009	$—	$—	$—	$4,618	$347	$4,965

NOTE 4 — Accounts Receivable

We recorded the following allowances against our accounts receivable (amounts in thousands):

	June 30,	December 31,
	2009	2008
Reserve for returns	$306	$474
Reserve for markdown allowances and chargebacks	125	439
Reserve for bad debt	316	266
Total	$747	$1,179

In addition to the above reserves, we recorded an allowance for trade discounts of $0.7 million as of June 30, 2009 and $0.8 million as of December 31, 2008.

NOTE 5 — Inventory

Inventory consisted of the following (amounts in thousands):

	June 30,	December 31,
	2009	2008
Raw Materials	$1,039	$453
Work-in-Process	1,540	1,709
Finished Goods	28,698	23,666
Total	$31,277	$25,828

NOTE 6 — Property and Equipment, net

Property and equipment (amounts in thousands):

	June 30,	December 31,
	2009	2008
Computer systems and equipment	$2,599	$1,885
Furniture and fixtures	3,361	2,777
Leasehold improvements	28,931	22,252
Machinery and equipment	2,037	1,544
Trade show booths	1,013	897
Construction-in-progress	5,900	4,670
	43,841	34,025
Less accumulated depreciation	8,622	6,019
Property and equipment, net	$35,219	$28,006

Construction in progress at June 30, 2009 represents the capital expenditures for leasehold improvements that will be used in our new branded retail stores scheduled to open in the future, and capital expenditures for a new information technology system implemented in the third quarter of 2009. When these projects are completed, these balances are transferred to the appropriate property and equipment category and depreciated according to their useful life.

Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $2.6 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively.

NOTE 7 — Stock-based Compensation

On April 7, 2009, our Board of Directors approved the True Religion Apparel, Inc. 2009 Equity Incentive Plan (the “2009 Incentive Plan”) which was approved by the shareholders at our Annual Shareholder Meeting on June 2, 2009.  Upon approval of the 2009 Incentive Plan by the shareholders, grants under the Company’s 2005 Stock Incentive Plan (the “2005 Incentive Plan”) were discontinued and any shares available for issuance under the 2005 Incentive Plan were rolled into the 2009 Incentive Plan.

We recognize stock-based compensation expense either on the straight-line or the graded attribution (accelerated) method over the requisite service period. The following tables summarizes our stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock based compensation expense, net of forfeitures	$2,925	$2,040	$5,627	$5,904
Tax benefits	1,126	555	2,166	1,606
Stock based compensation expense, after tax benefits	$1,799	$1,485	$3,461	$4,298

Shares awarded under the 2009 and 2005 Incentive Plans entitle the shareholder to all the rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee of the Board of Directors and may not exceed 10 years. Restricted stock awards have generally been granted with vesting periods of up to three years. All unvested restricted shares are forfeited if the recipient of the restricted stock award no longer provides services, as defined, to the Company.

During the six months ended June 30, 2009 and 2008, we awarded 1,113,694 and 633,958 shares, respectively, of restricted common stock to employees, officers and directors, which vest over a period of zero to three years. The fair value of these restricted shares, based on the price of our common stock at the date of grant, was $12.4 million and $11.3 million, respectively. Our policy for attributing the value of graded vesting share-based payments is the straight-line single option approach for grants with only service conditions and the graded attribution (acceleration) method for grants with performance conditions.

During 2007, we implemented a practice of withholding common shares, upon an employee’s request, to satisfy employee minimum statutory income tax withholdings for restricted shares as they vest.  During the six months ended June 30, 2009 and 2008, we withheld 215,140 and 143,973 shares for a total value of $2.8 million and $2.6 million, respectively. During the six months ended June 30, 2008 options to acquire 636,665 shares of our common stock were exercised, of which 306,807 of the shares were withheld for a total value of $4.3 million and an exercise price of $0.5 million. These amounts are recorded as tax withholding payment for share-based compensation as a financing activity in the accompanying condensed consolidated statements of cash flows.

The following table summarizes our restricted stock activities for the six months ended June 30, 2009 (dollar amounts in thousands except per share data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Non-vested, beginning of year	751,966	$17.49
Granted	1,113,694	$11.16
Vested	(554,717)	$16.61
Forfeitures	(2,027)	$13.91
Non-vested, end of period	1,308,916	$12.68	1.5	$29,189

As of June 30, 2009 and 2008, we estimated a forfeiture rate of 3.4% and 7.2%, respectively, based on historical experience.  The aggregate intrinsic value of restricted stock outstanding as of June 30, 2009 and 2008, adjusted for estimated forfeitures, was $28.2 million and $19.1 million, respectively.  As of June 30, 2009, the total unamortized stock-based compensation expense related to the restricted shares was $10.4 million, which is expected to be recognized over a weighted average period of 1.5 years.  The total fair value of restricted stock vested during the six months ended June 30, 2009 and 2008 was $9.2 million and $6.6 million, respectively.

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

As of June 30, 2009, we had entered into a total of 78 lease agreements, which consists of 73 retail stores in the U.S., 3 retail stores in Japan and the offices in Vernon, California and Japan. Our leased properties aggregate 264,000 square feet of space, which consists of 119,000 square feet for our headquarters and 145,000 square feet of retail space.  Our lease agreements for 68 of the retail stores leases require payment of a percentage of sales, ranging from 4% to 15%, if our net sales at the retail store exceed a defined threshold. As of June 30, 2009, we had 59 retail stores that were open in the U.S., 14 that had not been opened yet and 3 retail stores open in Japan.

Rent expense was $7.0 million and $3.7 million for the six months ended June 30, 2009 and 2008, respectively. These amounts include contingent rental expense of $0.5 million and $0.3 million for the six months ended June 30, 2009 and 2008, respectively.

Future minimum lease payments under these operating leases as of June 30, 2009 are summarized as follows (amounts in thousands):

2009 (remainder of year)	$6,652
2010	14,151
2011	14,098
2012	14,060
2013	14,356
Thereafter	76,183
Total minimum lease payments	$139,500

Legal Proceedings

From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of business. We do not believe that these routine matters are material to our business or financial condition.

NOTE 9 — Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$10,987	$9,281	$18,612	$16,227

Basic shares	24,021	23,520	23,937	23,370
Dilutive effect of unvested restricted stock and stock options	128	414	148	684
Diluted shares	24,149	23,934	24,085	24,054

Earnings per share - basic	$0.46	$0.39	$0.78	$0.69
Earnings per share - diluted	$0.45	$0.39	$0.77	$0.67

NOTE 10 — Comprehensive Income

Comprehensive income consists of net income, unrealized gain (loss) on available for sale investments and cumulative translation adjustments. A reconciliation of other comprehensive income is shown in the table for the three and six months ended June 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$10,987	$9,281	$18,612	$16,227
Unrealized loss on marketable securities arising during period, net of taxes	—	(557)	—	(661)
Cumulative translation adjustment	62	(6)	(106)	(6)
Comprehensive income	$11,049	$8,718	$18,506	$15,560

NOTE 11 — Segment Information

Summarized financial information concerning our reportable segments is shown in the following table for the three and six months ended June 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales:
U.S. Wholesale	$30,785	$38,388	$59,709	$70,899
Consumer Direct	28,220	17,655	51,281	29,433
International	12,068	7,846	23,287	16,749
Other	1,043	269	1,463	509
	$72,116	$64,158	$135,740	$117,590

Gross Profit:
U.S. Wholesale	$16,328	$19,550	$31,463	$36,455
Consumer Direct	20,710	13,478	37,800	22,673
International	6,719	3,591	12,793	7,735
Other	1,043	269	1,463	509
	$44,800	$36,888	$83,519	$67,372

Operating income:
U.S. Wholesale	$8,376	$11,841	$15,244	$20,888
Consumer Direct	9,088	6,246	16,101	10,985
International	5,829	3,201	10,981	7,181
Other	(5,360)	(5,897)	(11,340)	(12,314)
	$17,933	$15,391	$30,986	$26,740

	Six Months Ended
	June 30,
	2009	2008
Capital expenditures:
U.S Wholesale	$476	$1,210
Consumer Direct	8,229	7,771
International	94	—
Other	1,845	—
	$10,644	$8,981

	June 30,
	2009	2008
Total assets:
U.S. Wholesale	$35,489	$45,403
Consumer Direct	50,703	26,716
International	5,010	4,492
Other	99,370	63,104
	$190,572	$139,715

NOTE 12 — Supplemental Disclosure of Cash Flow Information (amounts in thousands)

During the six months ended June 30, 2009 and 2008, we paid $13.6 million and $1.8 million for income taxes, respectively.

As of June 30, 2009, and 2008, we had recognized the purchase of $1.9 million and $1.5 million, respectively, of property and equipment that had not yet been paid for.  These purchases are included in “property and equipment, net” and the payment obligation in “accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.

During the six months ended June 30, 2008, we recorded an unrealized loss, net of taxes, on our available for sales marketable securities of $0.7 million in accumulated other comprehensive loss.  No amounts were recorded during the six months ended June 30, 2009.

NOTE 13 — Subsequent Events

In accordance with the provisions of SFAS 165, we have reviewed all subsequent events and transactions that occurred after our June 30, 2009 unaudited condensed consolidated balance sheet date as of August, 5, 2009, our issue date.

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

The forward-looking information set forth in this quarterly report on Form 10-Q is as of August 5, 2009, and we undertake no duty to update this information.  Shareholders and prospective investors can find information filed with the SEC after August 5, 2009 at our website at www.truereligionbrandjeans.com or at the SEC website at www.sec.gov.

RESULTS OF OPERATIONS

We design, market, distribute and sell premium apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include pants, tops and jackets, made from denim, fleece, corduroy and other fabrics. We are known for our unique fit and styling details. Through multiple wholesale and retail segments, our expanding product line reaches fashion-conscious consumers on six continents, including North America, Europe, Asia, Europe, Australia, Africa and South America. As of June 30, 2009, we had 59 retail stores compared to 42 as of December 31, 2008 and 30 as of June 30, 2008.

Second Quarter 2009 Compared to Second Quarter 2008

The following table summarizes our results of operations for the three months ended June 30, 2009 and 2008 (dollar amounts in thousands, except per share data):

	Three Months Ended June 30,
	2009		2008		Change
	Amount	%	Amount	%	Amount	%
Net sales	$72,116	100.0%	$64,158	100.0%	$7,958	12.4%
Gross profit	44,800	62.1%	36,888	57.5%	7,912	21.4%
Selling, general and administrative expenses	26,867	37.3%	21,497	33.5%	5,370	25.0%
Operating income	17,933	24.9%	15,391	24.0%	2,542	16.5%
Interest income, net	(21)	(0.0)%	(364)	(0.6)%	343	(94.2)%
Provision for income taxes	6,967	9.7%	6,474	10.1%	493	7.6%
Net income	$10,987	15.2%	$9,281	14.5%	$1,706	18.4%
Net income per share:
Basic	$0.46		$0.39		$0.07	17.9%
Diluted	$0.45		$0.39		$0.06	15.4%

Highlights

During the second quarter of 2009, we continued to experience favorable brand and product acceptance across our multi-channel business model. The key highlights of the second quarter of 2009 were:

•       Net sales increased 12.4% to $72.1 million, primarily due to the continued expansion of our Consumer Direct segment;

•       Gross profit as a percentage of net sales (gross margin) increased to 62.1% from 57.5% due to the increase in the higher-margin Consumer Direct segment’s net sales;

•       Operating income increased $2.5 million or 16.5% due to the increase in net sales and gross margin;

•       Earnings per diluted share increased 15.4% to $0.45 per diluted share due primarily to the increase in net sales and gross margin and a slight decrease in the effective tax rate for the period.

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	June 30,		Change
	2009	2008	Amount	%
U.S. Wholesale	$30,785	$38,388	$(7,603)	(19.8)%
Consumer Direct	28,220	17,655	10,565	59.8%
International	12,068	7,846	4,222	53.8%
Other	1,043	269	774	287.8%
Total net sales	$72,116	$64,158	$7,958	12.4%

The following table summarizes percentage of total net sales by segment:

	June 30,		Change
	2009	2008	%
U.S. Wholesale	42.7%	59.8%	(17.1)%
Consumer Direct	39.1	27.5	11.6%
International	16.7	12.2	4.5%
Other	1.5	0.5	1.0%
Total net sales	100.0%	100.0%

U.S. Wholesale net sales decreased 19.8% to $30.8 million. Our net sales to boutique customers decreased sharply; these customers were more impacted by the challenging retail environment as they generally depend to a larger extent on external financing.  Our sales to “majors” accounts, which consist of customers such as Nordstrom, Bloomingdale’s, Saks Fifth Avenue and Neiman Marcus, decreased 1.7%, which is an improvement from the first quarter decrease of 12.6% as these accounts showed more confidence that their customers will purchase our merchandise this quarter compared to last quarter. Partially offsetting these decreases was an increase in our sales to off-price retailers of $0.6 million to $8.8 million. We expect that our wholesale sales to off-price retailers in 2009 will likely be more consistent each quarter than they were in 2008 and will decrease slightly overall in 2009 from the 2008 sales levels. We expect a decrease of approximately $5 million in wholesale off-price sales in the third quarter of 2009 as compared to the same quarter of 2008 as we have improved our forecasting and production process in 2009 and opened seven of our 14 outlet stores in the past year, so we have less slow-moving merchandise to sell into the channel. Sales to Nordstrom, Inc. equaled 18.3% of our net sales in the three months ended June 30, 2009.

Consumer Direct net sales increased 59.8% to $28.2 million as we finished the second quarter of 2009 with 59 stores compared to 30 stores at the end of the second quarter of 2008. We experienced a decline in store sales productivity due to a reduction in shoppers visiting our stores caused by the challenging economic and consumer environment.

International net sales increased 53.8% to $12.1 million primarily due to increased sales to Asia and Europe. Our brand is less established outside the U.S., so this segment’s sales are growing in spite of the challenging retail environment in many international markets as our brand gains greater exposure and awareness.

Other net sales increased 287.8% to $1.0 million due to the sales by the fragrance and headwear licensees exceeding their minimum sales goals, which resulted in additional royalties.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	June 30,		Change
	2009	2008	Amount	%
U.S. Wholesale	$16,328	$19,550	$(3,222)	(16.5)%
Consumer Direct	20,710	13,478	7,232	53.7%
International	6,719	3,591	3,128	87.1%
Other	1,043	269	774	287.7%
Total gross profit	$44,800	$36,888	$7,912	21.4%

Gross profit increased 21.4% to $44.8 million, or 62.1% of net sales, in 2009 compared to $36.9 million, or 57.5% of net sales, in 2008. The gross margin was positively impacted by the sales mix shift towards our Consumer Direct segment.

U.S. Wholesale gross profit decreased 16.5% to $16.3 million in the second quarter of 2009 compared to $19.6 million in the second quarter of 2008, due to the decline in wholesale net sales.  However, gross margin increased to 53.0% in the second quarter of 2009 from 50.9% in the second quarter of 2008, due to the improvements in our sourcing and production processes.

The Consumer Direct gross margin decreased to 73.4% in the second quarter of 2009 from 76.3% in the same quarter in 2008 as a larger share of Consumer Direct sales came from the outlet stores as compared to the full price store sales. Also causing the decrease was the expected decline of the outlet stores’ gross margin as we are relying more on our own outlet stores to sell slow-moving merchandise and as the outlet stores now have fewer higher-margin irregulars in their merchandise assortment.

International gross margin increased to 55.7% in the second quarter of 2009 from 45.8% in the second quarter of 2008, primarily due to the increase in direct sales to select Asian markets, which carry higher gross margins than sales through distributors.

Selling, General and Administrative Expenses

The following table presents selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	June 30,		Change
	2009	2008	Amount	%
U.S. Wholesale	$7,952	$7,709	$243	3.2%
Consumer Direct	11,622	7,232	4,390	60.7%
International	890	390	500	128.2%
Other	6,403	6,166	237	3.8%
Total selling, general and administrative expenses	$26,867	$21,497	$5,370	25.0%

During the second quarter of 2009, SG&A increased 25.0% to $26.9 million, compared to $21.5 million in the same period last year.

U.S. Wholesale SG&A increased by 3.2%, primarily due to the increase in design, production and operations accounting employees to support our overall growth plans, partially offset by a decrease in sales commissions.

The Consumer Direct SG&A increased $4.4 million due to the growth in the number of stores over the past year, from 30 at the end of June 2008 to 59 at the end of June 2009.  As a percentage of net sales, Consumer Direct SG&A remained consistent with the prior year: 41.2% in the second quarter of 2009 compared to 41.0% in the second quarter of 2008.

Other SG&A increased $0.2 million, or 3.8%, due primarily to an increase in share-based compensation in 2009 as compared to 2008, which was partially offset by a decrease in professional fees associated with brand enforcement.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	June 30,		Change
	2009	2008	Amount	%
U.S. Wholesale	$8,376	$11,841	$(3,465)	(29.3)%
Consumer Direct	9,088	6,246	2,842	45.5%
International	5,829	3,201	2,628	82.1%
Other	(5,360)	(5,897)	537	(9.1)%
Total operating income	$17,933	$15,391	$2,542	16.5%

U.S. wholesale operating income decreased as a percentage of U.S. wholesale net sales from 30.8% in 2008 to 27.2% in 2009 primarily due to the decrease in net sales and the addition of resources in the past year to support our overall sales growth.

The Consumer Direct operating income decreased as a percentage of Consumer Direct net sales from 35.4% in 2008 to 32.2% in 2009. This decrease in operating income as a percentage of net sales was due to a combination of a decline in sales productivity due to the challenging retail environment and the planned reduction in the outlet stores’ gross margins.

Interest Income, net

Net interest income was less than $0.1 million for the three months ended June 30, 2009 compared to $0.4 million in the three months ended June 30, 2008. While we had an increase in our cash equivalents in the second quarter of 2009 as compared to the second quarter of 2008, the average yield on our investments has decreased due to changes in the investment market and our shift to more conservative investments.

Provision for Income Taxes

The effective tax rate was 38.8% for second quarter of 2009 compared to 41.1% in the second quarter of 2008. The effective tax rate reduction is due to a larger portion of our 2009 earnings being generated in states that have lower tax rates, and in 2008 a portion of our executive compensation was nondeductible for income tax purposes.

Net Income and Earnings Per Diluted Share

Net income was $11.0 million for the quarter ended June 30, 2009 compared to $9.3 million for the quarter ended June 30, 2008. This 18.4% increase is attributable primarily to the increased net sales. Earnings per diluted share increased 15.4% from $0.39 in the quarter ended June 30, 2008 to $0.45 in the quarter ended June 30, 2009.

Year-to-Date 2009 Compared to Year-to-Date 2008

The following table summarizes our results of operations for the six months ended June 30, 2009 and 2008 (dollar amounts in thousands, except per share data):

	Six Months Ended June 30,
	2009		2008		Change
	Amount	%	Amount	%	Amount	%
Net sales	$135,740	100.0%	$117,590	100.0%	$18,150	15.4%
Gross profit	83,519	61.5%	67,372	57.3%	16,147	24.0%
Selling, general and administrative expenses	52,533	38.7%	40,632	34.6%	11,901	29.3%
Operating income	30,986	22.8%	26,740	22.7%	4,246	15.9%
Interest income, net	(39)	(0.0)%	(788)	(0.7)%	749	(95.1)%
Provision for income taxes	12,413	9.1%	11,301	9.6%	1,112	9.8%
Net income	$18,612	13.7%	$16,227	13.8%	$2,385	14.7%
Net income per share:
Basic	$0.78		$0.69		$0.09	13.0%
Diluted	$0.77		$0.67		$0.10	14.9%

Highlights

During the first six months of 2009, we continued to experience favorable brand and product acceptance across our multi-channel business model. The key highlights of the first six months of 2009 were:

•       Net sales increased 15.4% to $135.7 million due primarily to the continued expansion of our Consumer Direct segment;

•       Gross profit as a percentage of net sales increased to 61.5% from 57.3% due to the increase in the higher-margin Consumer Direct segment’s net sales;

•       Operating income increased $4.2 million or 15.9% due to the increase in net sales and gross profit margin;

•       Earnings per diluted share increased 14.9% to $0.77 per diluted share due primarily to the increase in net sales and gross margin and a slight decrease in the effective tax rate for the period.

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Six Months Ended June 30,		Change
	2009	2008	Amount	%
U.S. Wholesale	$59,709	$70,899	$(11,190)	(15.8)%
Consumer Direct	51,281	29,433	21,848	74.2%
International	23,287	16,749	6,538	39.0%
Other	1,463	509	954	187.4%
Total net sales	$135,740	$117,590	$18,150	15.4%

The following table summarizes percentage of total net sales by segment:

	Six Months Ended June 30,		Change
	2009	2008	%
U.S. Wholesale	44.0%	60.3%	(16.3)%
Consumer Direct	37.8	25.0	12.8%
International	17.1	14.3	2.8%
Other	1.1	0.4	0.7%
Total net sales	100.0%	100.0%

U.S. Wholesale net sales decreased 15.8% to $59.7 million. Our net sales to boutique customers decreased sharply; these customers were more impacted by the challenging retail environment as they generally depend to a larger extent on external financing.  Our sales to “major” accounts, which consist of customers such as Nordstrom, Bloomingdale’s, Saks Fifth Avenue and Neiman Marcus, decreased 7.0% from the prior year period as these customers reduced their merchandise on-hand in the first quarter of 2009 in response to the challenging retail environment. Partially offsetting these decreases was an increase in our sales to off-price retailers of $4.5 million to $17.3 million. We expect that our wholesale sales to off-price retailers in the second-half of 2009 will be approximately $17.0 million to $18.0 million, which will be less than the $24 million in wholesale off-price sales in the second-half of 2008. Sales to Nordstrom, Inc. equaled 15.6% of our net sales in the six months ended June 30, 2009.

Consumer Direct net sales increased 74.2% to $51.3 million as we finished the first half of 2009 with 59 stores compared to 30 stores at the end of the first half of 2008. We experienced a decline in store sales productivity due to a reduction in shoppers visiting our stores caused by the challenging economic and consumer environment.

International net sales increased 39.0% to $23.3 million due to increased sales to Asia, Europe and North America.  Our sales to customers in Japan increased in the first six months of 2009 as compared to that period in 2008 because we terminated our Japanese distributor in the second quarter of 2008 and established our own subsidiary, which is selling merchandise to wholesale accounts and operating two outlet stores. Our brand is less established outside the U.S., so this segment’s sales are growing in spite of the challenging retail environment in many international markets as our brand gains greater exposure.

Other net sales increased 187.4% to $1.5 million due to sales by the fragrance and headwear licensees that exceeded their minimum sales goals which resulted in additional royalties.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Six Months Ended June 30,		Change
	2009	2008	Amount	%
U.S. Wholesale	$31,463	$36,455	$(4,992)	(13.7)%
Consumer Direct	37,800	22,673	15,127	66.7%
International	12,793	7,735	5,058	65.4%
Other	1,463	509	954	187.4%
Total gross profit	$83,519	$67,372	$16,147	24.0%

Gross profit increased 24.0% to $83.5 million, or 61.5% of net sales, in 2009 compared to $67.4 million, or 57.3% of net sales, in 2008. The gross margin was positively impacted by the sales mix shift towards our Consumer Direct segment.

U.S. Wholesale gross profit decreased 13.7% to $31.5 million in the first half of 2009 compared to $36.5 million in the first half of 2008 due to the decline in this segment’s net sales. Gross margin increased to 52.7% in the first half of 2009 from 51.4% in the first half of 2008. The gross margin improvement is due to the improvement in our sourcing and production processes, which are partially offset by the decrease in our higher-margin boutique net sales.

The Consumer Direct gross margin decreased to 73.7% in the first half of 2009 from 77.0% in the same period in 2008 as more Consumer Direct sales came from the outlet stores as compared to the full price store sales. Also causing the decrease was the expected decline of the outlet stores’ gross margin as we are relying more on our own outlet stores to sell slow-moving merchandise and as the outlet stores now have fewer higher-margin irregulars in their merchandise assortment.

International gross margin increased to 54.9% in the first half of 2009 from 46.2% in the first half of 2008 primarily due to the increase in direct sales to select Asian markets, which carry higher gross margins than sales through distributors.

Selling, General and Administrative Expenses

The following table presents selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Six Months Ended June 30,		Change
	2009	2008	Amount	%
U.S. Wholesale	$16,219	$15,567	$652	4.2%
Consumer Direct	21,699	11,688	10,011	85.7%
International	1,812	554	1,258	227.1%
Other	12,803	12,823	(20)	(0.2)%
Total selling, general and administrative expenses	$52,533	$40,632	$11,901	29.3%

During the first half of 2009, SG&A increased 29.3% to $52.5 million, compared to $40.6 million in the same period last year.

U.S. Wholesale SG&A increased by 4.2% primarily due to the increase over the last year in design, production and operations accounting employees to support our overall growth plans.

The Consumer Direct SG&A increased $10.0 million, from $11.7 million in the first half of 2008 to $21.7 million in the first half of 2009. This increase is directly related to the growth in the number of stores over the prior year, from 30 at the end of June 2008 to 59 at the end of June 2009.  The increase in Consumer Direct SG&A, as a percentage of net sales, from 39.7% of Consumer Direct net sales in 2008 to 42.3% of Consumer Direct net sales in 2009, is a result of the decline in sales productivity in 2009 caused by the challenging retail environment.

Other SG&A for 2009 remained consistent with 2008.  In the first half of 2009, the share-based compensation was $0.7 million lower than in 2008; however, increases in brand enforcement expenses offset a majority of this decrease.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	Six Months Ended June 30,		Change
	2009	2008	Amount	%
U.S. Wholesale	$15,244	$20,888	$(5,644)	(27.0)%
Consumer Direct	16,101	10,985	5,116	46.6%
International	10,981	7,181	3,800	52.9%
Other	(11,340)	(12,314)	974	(7.9)%
Total operating income	$30,986	$26,740	$4,246	15.9%

U.S. wholesale operating income decreased $5.6 million from 2008 to 2009 and decreased as a percentage of U.S. wholesale net sales from 29.5% in 2008 to 25.5% in 2009 due primarily to the decrease in net sales and the addition of resources in the past year to support the Company’s overall sales growth.

The Consumer Direct operating income increased $5.1 million from 2008 to 2009 but decreased as a percentage of Consumer Direct net sales, from 37.3% to 31.4%. This decrease in operating income as a percentage of net sales was due to a combination of a decline in sales productivity due to the challenging retail environment and the planned decrease in the outlet stores’ gross margins.

Interest Income, net

Net interest income was less than $0.1 million for the six months ended June 30, 2009 compared to $0.8 million in the six months ended June 30, 2008. While we had an increase in our cash equivalents in the second quarter of 2009 as compared to the second quarter of 2008, the average yield on our investments has decreased due to changes in the investment market and our shift to more conservative investments.

Provision for Income Taxes

The effective tax rate was 40.0% for six months ended June 30, 2009 compared to 41.1% in the six months ended June 30, 2008. The effective tax rate reduction is due to a large portion of our 2009 earnings being generated in states that have lower tax rates and in 2008 a portion of our executive compensation was nondeductible for income tax purposes.

Net Income and Earnings Per Diluted Share

Net income was $18.6 million for the six months ended June 30, 2009 compared to $16.2 million for the six months ended June 30, 2008. This 14.7% increase is attributable primarily to increased net sales. Earnings per diluted share increased 14.9% from $0.67 in the six months ended June 30, 2008 to $0.77 in the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

In the first six months of 2009, cash and cash equivalents increased by $21.5 million from the beginning of the year. Cash inflows of $30.1 million from operating activities and $4.9 million from the sale of marketable securities were only partially offset by cash outflows for capital expenditures of $10.6 million and tax withholding payments for share-based compensation of $2.8 million.

Operating Activities

Net cash provided by operating activities was $30.1 million in the six months ended June 30, 2009 compared to $24.7 million in the six months ended June 30, 2008. The $5.4 million increase in cash provided by operating activities is primarily due to a decrease in accounts receivable of $5.8 million in 2009 compared to a decrease of $0.8 million in 2008.  This decrease in accounts receivable is due to the reduction in US Wholesale sales.  The decrease in income taxes payable of $1.8 million in 2009 compared to an increase of $10.2 million in 2008, is a result of larger estimated tax payments being made in 2009 than in 2008 primarily due to the continued growth in taxable earnings since the beginning of 2008.

Investing Activities

Net cash used in investing activities was $5.8 million in the first six months of 2009 compared to $3.5 million in the first six months of 2008. The increase of $2.4 million resulted primarily from the purchase of property and equipment of $10.6 million in 2009 compared to the purchase of $9.0 million of property and equipment in 2008. The increase in capital expenditures is to support the increase in the number of stores we have opened and are in the process of opening and for a new information technology system implemented in the third quarter of 2009.

Financing Activities

Net cash used in financing activities was $2.8 million in the first six months of 2009 compared to $6.8 million in the first six months of 2008. This decrease is primarily due to the decrease in cash used for statutory tax withholding payments for stock-based compensation in the amount of $4.1 million.  During the first six months of 2008, $4.3 million of the statutory tax withholding payments were for the exercise of stock options and there were no options outstanding in 2009.

Liquidity

Our primary ongoing cash requirements are currently expected to be for our ongoing operations, capital expenditures for new branded retail stores, our expansion internationally, and information technology and other infrastructure needs. Management believes that cash flows from continuing operations and on-hand cash and cash equivalents will be sufficient to fund the Company’s operations and planned capital expenditures for more than the next 12 months. Over the long term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We believe our cash, cash equivalents, short-term investments and future operating cash flows, as well as any potential future borrowing facilities, will be sufficient to fund scheduled future payments and potential long-term initiatives. The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions, and we cannot guarantee that we would be able to obtain financing on favorable terms if needed.

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

Capital expenditures for the remainder of 2009 are expected to approximate $8 million.

Factoring Agreement

In December 2007, Guru Denim Inc., our wholly owned subsidiary, entered into a collection factoring agreement with Merchant Factors Corp (“Merchant Factors”). The collection factoring agreement with Merchant Factors had an initial term of seven months, which expired in June 2008 and has been renewed since then on a month-to-month basis. In July 2009, we notified Merchant Factors that we will no longer sell accounts receivable to them; we will pay commissions to Merchant Factors for certain sales through September 28, 2009.

Contractual Obligations

As compared to December 31, 2008, the only material change in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K as of August 5, 2009 is the execution of seven new retail leases which have future minimum lease payments of $10.2 million.  For additional information regarding our contractual obligations as of December 31, 2008, see Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2008.

Seasonality of Business

Due to the holiday shopping season in December, our U.S. wholesale segment sales historically have been higher in the second half of the year and our Consumer Direct segment sales historically have been higher in the fourth quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the six months ended June 30, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 11, 2009, except with respect to the adoption of new accounting pronouncements.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued Staff Position (“FSP”) SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 clarifies when markets are not active or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used to estimate fair value, such as a present value technique. FSP 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. We adopted the provisions during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. The FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We adopted the provisions of this FSP during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

In April 2009, the FASB issued FSP SFAS No. FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, which require disclosure about the fair value of financial instruments in interim financial statements as well as in annual financial statements, is effective for interim periods ending after June 15, 2009. We adopted the provisions of this FSP during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

In May 2009, the FASB issued FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”), which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Companies are required to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective on a prospective basis for interim and annual periods ending after June 15, 2009. We adopted the provisions of SFAS 165 during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures. This disclosure is presented in Note 13.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 will serve as the single source of authoritative non-governmental U.S. GAAP. Accordingly, all other literature not included is considered non-authoritative. SFAS 168 is effective on a prospective basis for interim and annual periods ending after September 15, 2009. We do not expect that the adoption of SFAS 168 will have a significant impact on our financial position, cash flows or disclosures.

ITEM 3.                  Quantitative and Qualitative Disclosures About Market Risk

We operate three outlet retail stores and a wholesale business in Japan; all retail sales, some wholesale sales and operating expenses are denominated in Japanese Yen. Because these operations are not significant to our overall business, our exposure to fluctuations in the U.S. Dollar and Japanese Yen exchange rate is not considered material as of June 30, 2009. We received United States dollars (“USD”) for all other merchandise sales and licensing revenue during the six months ended June 30, 2009. Merchandise purchases from contract manufacturers are denominated in USD.

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

ITEM 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the third quarter of 2009, we have implemented a new enterprise resource planning system to replace our wholesale and financial systems. The new system is expected to support the growth of our business and improve our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                  Legal Proceedings

From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of our business. We do not believe that these routine matters are material to our business or financial condition.

ITEM 1A.               Risk Factors

None.

ITEM 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None

(b)           None

(c)           See below.

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2009:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Per Share (a)	Announced Plan	Under the Plan
April 1, 2009 — April 30, 2009	17,635	$17.43	—	—
May 1, 2009 — May 31, 2009	3,576	$21.11	—	—
June 1, 2009 - June 30, 2009	3,659	$21.70	—	—
Total	24,870	$18.59	—	—

(a)           These columns reflect the surrender to the Company of shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 3.                  Defaults Upon Senior Securities

None

ITEM 4.                  Submission of Matters to a Vote of Security Holders

On June 2, 2009, we held our annual meeting of stockholders, which was reconvened from an earlier meeting on May 20, 2009, at which our stockholders:

•              Elected Jeffrey Lubell, Marcello Bottoli, Joseph Coulombe, G. Louis Graziadio III, Robert L. Harris, II, and Mark S. Maron as directors;

•              Ratified Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009; and

•              Approved the True Religion Apparel, Inc. 2009 Equity Incentive Plan.

The results of the election of directors were as follows:

	Number of Shares
Candidate	For	Against/ Withheld	Abstain	Broker Non-Vote
Jeffrey Lubell	21,380,699	1,325,072	—	—
Marcelo Bottoli	22,567,908	137,863	—	—
Joseph Coulombe	22,557,432	148,339	—	—
G. Louis Graziadio, III	14,849,465	7,856,306	—	—
Robert L. Harris, II	13,043,781	9,661,990	—	—
Mark S. Maron	15,009,076	7,696,695	—	—

The results of the other matters upon which our stockholders voted were as follows:

	Number of Shares
Candidate	For	Against/ Withheld	Abstain	Broker Non-Vote
Ratified Deloitte & Touche LLP as our independent registered public accounting firm	22,670,536	18,457	16,777	—
Approve True Religion Apparel, Inc. 2009 Equity Incentive Plan	13,907,801	5,695,489	1,002,263	2,103,363

ITEM 5.                  Other Information

None

ITEM 6.                  Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description
10.1	The Amended and Restated True Religion Apparel, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 from our Form 8-K Current Report filed on June 5, 2009).

10.2	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.2 from our Form 8-K Current Report filed on June 5, 2009).

10.3	Form of Restricted Performance Award (Restricted Stock) (incorporated by reference to Exhibit 10.3 from our Form 8-K Current Report filed on June 5, 2009).

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.

By:	/s/ JEFFREY LUBELL
Jeffrey Lubell, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 5, 2009

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 5, 2009