Form 10-Q
period 2009-09-30
TRUE RELIGION APPAREL INC
filed 2009-11-09
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended September 30, 2009

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

As of November 6, 2009 there were 25,347,511 shares of common stock outstanding.

TRUE RELIGION APPAREL, INC.

i

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$88,716	$57,245
Short-term investments	4,965	4,850
Accounts receivable, net of allowances:
From factor	188	23,060
From customers	28,358	10,043
Inventory	37,835	25,828
Deferred income tax assets	6,792	6,498
Prepaid expenses and other current assets	5,594	4,148
Total current assets	172,448	131,672
Property and equipment, net	38,284	28,006
Long-term investments	—	4,990
Other assets	2,013	1,784

TOTAL ASSETS	$212,745	$166,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$15,310	$10,633
Accrued salaries, wages and benefits	7,037	6,889
Income taxes payable	685	1,042
Total current liabilities	23,032	18,564
Long-term deferred rent	7,198	4,536
Long-term deferred income tax liabilities	2,414	1,102
Total long-term liabilities	9,612	5,638
Total liabilities	32,644	24,202

Commitment and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,351 and 24,450 issued and outstanding, respectively	3	2
Additional paid-in capital	46,474	38,554
Retained earnings	133,240	103,508
Accumulated other comprehensive income, net	384	186
Total stockholders’ equity	180,101	142,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$212,745	$166,452

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$82,423	$79,420	$218,163	$197,010
Cost of sales	29,089	33,056	81,310	83,263
Gross profit	53,334	46,364	136,853	113,747

Selling, general and administrative expenses	30,606	24,063	83,139	64,706

Operating income	22,728	22,301	53,714	49,041

Interest income, net	(55)	(100)	(94)	(888)

Income before provision for income taxes	22,783	22,401	53,808	49,929
Provision for income taxes	8,698	6,964	21,111	18,265
Net income	$14,085	$15,437	$32,697	$31,664

Earnings per share:
Basic	$0.59	$0.65	$1.36	$1.35
Diluted	$0.58	$0.64	$1.35	$1.31

Weighted average shares outstanding:
Basic	24,044	23,616	23,973	23,453
Diluted	24,216	24,155	24,146	24,219

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$32,697	$31,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,449	2,265
Provisions for bad debts and returns	987	723
Stock-based compensation	8,544	8,248
Tax benefit from stock-based compensation	96	182
Excess tax benefit from stock-based compensation	(96)	(182)
Deferred income tax provision (benefit)	1,019	(277)
Other	159	(229)
Changes in operating assets and liabilities:
Accounts receivable from factor	22,345	(13,093)
Accounts receivable from customers	(18,882)	5,978
Inventory	(12,001)	(6,218)
Prepaid expenses and other current assets	(1,586)	(2,348)
Accounts payable and accrued expenses	5,555	(10)
Accrued salaries, wages and benefits	149	2,197
Income taxes payable	(1,077)	10,495
Long-term deferred rent	2,662	2,762
Net cash provided by operating activities	45,020	42,157

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,636)	(13,664)
Sales of investments	4,875	5,550
Expenditures to establish trademarks	(107)	(57)
Net cash used in investing activities	(10,868)	(8,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	26
Statutory tax withholding payments for stock-based compensation	(2,966)	(7,014)
Excess tax benefit from stock-based compensation	96	182
Net cash used in financing activities	(2,870)	(6,806)

Effect of exchange rate changes on cash	189	(17)

Net increase in cash and cash equivalents	31,471	27,163
Cash and cash equivalents, beginning of period	57,245	28,686
Cash and cash equivalents, end of period	$88,716	$55,849

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Religion Apparel, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC. The same accounting policies are followed for preparing quarterly and annual financial information. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

GAAP, as promulgated by the Financial Accounting Standards Board (“FASB”), its predecessors, and others as of June 30, 2009, as well as future authoritative accounting principles, are set forth in the FASB Accounting Standards Codification (“ASC”). Future references to GAAP will be to the ASC number, rather than to literature numbers and titles such as FASB Statements of Financial Accounting Standards numbers and titles. A basic view of the codification is available on the Internet without charge at www.fasb.org where codification is explained at ASC 105-10, Generally Accepted Accounting Principles.

Concentration of Credit Risks

During the nine months ended September 30, 2009 and 2008, sales to one customer accounted for approximately 14% of our net sales for both periods.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105-10-05, 10, 15, 65, 70 (“FASB ASC 105-10-05, 10, 15, 65, 70”), (formerly FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162). FASB ASC 105-10-05, 10, 15, 65, 70 establishes the FASB ASC as the source of authoritative GAAP for nongovernmental entities. The ASC does not change GAAP, instead it takes individual pronouncements that currently comprise GAAP and reorganizes them into Topics. Contents in each Topic are further organized by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC.” FASB ASC 105-10-05, 10, 15, 65, 70 was effective for interim and annual periods ending after September 15, 2009 and will not have an impact on our financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable ASC by Topic, Subtopic and Section in addition to the original standard type and number.

In May 2009, the FASB issued FASB ASC 855-10-05 (formerly FASB Statement No. 165, Subsequent Events), which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Companies are required to disclose the date through which subsequent events have been evaluated. FASB ASC 855-10-05 was effective on a prospective basis for interim and annual periods ending after June 15, 2009. We adopted the provisions of FASB ASC 855-10-05 during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures. This disclosure is presented in Note 13.

In April 2009, the FASB issued FASB ASC 825-10-65 (formerly FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). FASB ASC 825-10-65 which requires disclosure about the fair value of financial instruments in interim financial statements as well as in annual financial statements, was effective for interim periods ending after June 15, 2009. We adopted the provisions of FASB ASC 825-10-65 during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

In April 2009, the FASB issued FASB ASC 320-10-65 (formerly FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). FASB ASC 320-10-65 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. It was effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We adopted the provisions of FASB ASC 320-10-65 during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

In April 2009, the FASB issued FASB ASC 820-10-65 (formerly FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). FASB ASC 820-10-65 clarifies when markets are not active or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and the market price is reflective of a distressed price, then an alternative method of pricing can be used to estimate fair value, such as a present value technique. FASB ASC 820-10-65 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. We adopted the provisions during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

NOTE 3 — Cash Equivalents and Marketable Securities

As of September 30, 2009 we hold $80.0 million of cash equivalents measured at fair value using quoted prices in active markets (Level 1 inputs).

Our investments consist of auction rate securities. Auction rate securities (“ARS”) are variable rate bonds whose interest rate is periodically reset, typically every seven, 28, or 35 days. The underlying securities have contractual maturities from 2034 through 2039. As of September 30, 2009, we held five auction rate securities with an aggregate par value of $5.0 million and a fair value of $4.6 million.  These securities are collateralized by higher education funded student loans and are supported by the federal government as part of the Federal Family Education Loan Program (FFELP).  These securities have continued to pay their scheduled cash interest payments.

The Dutch auction process that periodically resets the applicable interest rate is intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context, enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there was an imbalance between buyers and sellers, the risk of a failed auction existed. The auction rate securities that we hold began to experience failed auctions in 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest.  We accepted the offers from these brokers, providing them with rights related to our ARS (the “Rights”). The first portion of the ARS, with a par amount of $4.9 million, was purchased by one broker in January 2009 at par plus accrued interest, and the second portion, with a par amount of $5.0 million, is expected to be purchased by the second broker by July 2012, although the broker may purchase these at any time and we may instruct the broker to purchase these ARS beginning in June 2010.  Based on our ability to sell the remaining ARS in the next year, we transferred the remaining ARS from long-term to short-term during the third quarter of 2009.

Our Rights related to our ARS represent firm commitments, (an agreement with an unrelated party, binding on both parties and legally enforceable). The enforceability of the Rights results in a put option and is recognized as a freestanding asset separate from the ARS. We have elected to measure the put option at fair value, in order to match the changes in the fair value of the ARS. We expect that future changes in the fair value of the put option will approximate fair value movements in the related ARS.

Prior to accepting the Rights from the brokers, we recorded our ARS investments as available-for-sale and reported any unrealized gains or temporary unrealized losses, net of taxes, as a component of accumulated other comprehensive income in the consolidated balance sheets. In connection with the acceptance of the Rights from the brokers, we transferred our ARS from investments available-for-sale to trading securities during the fourth quarter of 2008.

Our auction rate securities, recorded at fair value using broker quotes, which valuation methodology is consistent with the methodology at year end, represent Level 3 inputs.  The following table provides a summary of changes in fair value of our Level 3 financial assets during the nine months ended September 30, 2009 (amounts in thousands):

	Auction Rate Securities
	Short-Term			Long-Term
	ARS	Put Option	Total	ARS	Put Option	Total
Balance at December 31, 2008	$3,263	$1,587	$4,850	$4,114	$876	$4,990
Net settlements	(3,263)	(1,587)	(4,850)
Realized gain included in interest income, net			—	584		584
Revaluation of put option included in interest income, net			—		(584)	(584)
Balance at March 31, 2009	$—	$—	$—	$4,698	$292	$4,990

Net settlements	—	—	—	(25)		(25)
Realized gain (loss) included in interest income, net			—	(55)		(55)
Revaluation of put option included in interest income, net			—		55	55
Balance at June 30, 2009	$—	$—	$—	$4,618	$347	$4,965

Transfer to short-term	4,618	347	4,965	(4,618)	(347)	(4,965)
Realized gain (loss) included in interest income, net	(16)		(16)
Revaluation of put option included in interest income, net		16	16
Balance at September 30, 2009	$4,602	$363	$4,965	$—	$—	$—

NOTE 4 — Accounts Receivable

We recorded the following allowances against our accounts receivable (amounts in thousands):

	As of September 30,	As of December 31,
	2009	2008
Reserve for wholesale returns	$315	$474
Reserve for markdown allowances and chargebacks	222	439
Reserve for bad debt	175	266
Total	$712	$1,179

In addition to the above reserves, we recorded an allowance for trade discounts of $0.7 million as of September 30, 2009 and $0.8 million as of December 31, 2008.

NOTE 5 — Inventory

Inventory consisted of the following (amounts in thousands):

	As of September 30,	As of December 31,
	2009	2008
Raw Materials	$911	$453
Work-in-Process	1,606	1,709
Finished Goods	35,318	23,666
Total	$37,835	$25,828

NOTE 6 — Property and Equipment, net

Property and equipment (amounts in thousands):

	As of September 30,	As of December 31,
	2009	2008
Computer systems and equipment	$7,186	$1,885
Furniture and fixtures	3,654	2,777
Leasehold improvements	32,118	22,252
Machinery and equipment	2,186	1,544
Trade show booths	1,013	897
Construction-in-progress	2,559	4,670
	48,716	34,025
Less accumulated depreciation	10,432	6,019
Property and equipment, net	$38,284	$28,006

Construction in progress at September 30, 2009 represents the capital expenditures for leasehold improvements that will be used in our new branded retail stores scheduled to open in the future. When these projects are completed, these balances are transferred to the appropriate property and equipment category and depreciated according to their useful life.

Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $4.4 million and $2.3 million for the nine months ended September 30, 2009 and 2008, respectively.

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

We recognize stock-based compensation expense either on the straight-line or the graded attribution (accelerated) method over the requisite service period. The following tables summarizes our stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock based compensation expense, net of forfeitures	$2,917	$2,344	$8,544	$8,248
Tax benefits	1,123	632	3,288	2,223
Stock based compensation expense, after tax benefits	$1,794	$1,712	$5,256	$6,025

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

During the nine months ended September 30, 2009 and 2008, we awarded 1,124,194 and 658,958 shares, respectively, of restricted common stock to employees, officers and directors, which vest over a period of zero to three years. Included in the shares awarded in 2009 are 908,287 shares that may vest in 2010 and 2011 depending on if the Company achieves certain earnings targets in 2009. The fair value of these restricted shares, based on the price of our common stock at the date of grant, was $12.7 million and $12.0 million, respectively. Our policy for attributing the value of graded vesting share-based payments is the straight-line single option approach for grants with only service conditions and the graded attribution (acceleration) method for grants with performance conditions.

During 2007, we implemented a practice of withholding common shares, upon an employee’s request, to satisfy employee minimum statutory income tax withholdings for restricted shares as they vest.  During the nine months ended September 30, 2009 and 2008, we withheld 220,615 and 147,382 shares for a total value of $3.0 million and $2.7 million, respectively. During the nine months ended September 30, 2008 options to acquire 636,665 shares of our common stock were exercised, of which 306,807 of the shares were withheld by the Company to meet the related employee minimum statutory income tax withholding requirements of $4.3 million and an exercise price of $0.5 million. These amounts are recorded as tax withholding payment for share-based compensation as a financing activity in the accompanying condensed consolidated statements of cash flows.

The following table summarizes our restricted stock activities for the nine months ended September 30, 2009 (dollar amounts in thousands except per share data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Non-vested, beginning of year	751,966	$17.49
Granted	1,124,194	$11.26
Vested	(569,717)	$16.78
Forfeitures	(3,027)	$13.14
Non-vested, end of period	1,303,416	$12.64	1.3	$33,798

As of September 30, 2009 and 2008, we estimated a forfeiture rate of 3.4% and 4.0%, respectively, based on historical experience.  The aggregate intrinsic value of restricted stock outstanding as of September 30, 2009 and 2008, adjusted for estimated forfeitures, was $32.7 million and $19.5 million, respectively.  As of September 30, 2009, the total unamortized stock-based compensation expense related to the restricted shares was $7.6 million, which is expected to be recognized over a weighted average period of 1.3 years.  The total fair value of restricted stock vested during the nine months ended September 30, 2009 and 2008 was $9.6 million and $6.8 million, respectively.

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

As of September 30, 2009, we had entered into a total of 84 lease agreements, which consists of 79 retail stores in the U.S., three retail stores in Japan, our headquarters facility in Vernon, California and an administrative office in Japan. Our leased properties aggregate 269,000 square feet of space, which consists of 119,000 square feet for our headquarters and 150,000 square feet of retail space.  Our lease agreements for 73 of the retail stores leases require payment of a percentage of sales, ranging from 4% to 15%, if our net sales at the retail store exceed a defined threshold. As of September 30, 2009, we had 66 retail stores that were open in the U.S., 13 that had not been opened yet and three retail stores open in Japan.

Rent expense was $11.6 million and $6.3 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts include contingent rental expense of $0.9 million and $0.1 million for the nine months ended September 30, 2009 and 2008, respectively.

Future minimum lease payments under these operating leases as of September 30, 2009 are summarized as follows (amounts in thousands):

2009 (remainder of year)	$3,306
2010	14,596
2011	14,822
2012	14,799
2013	15,116
Thereafter	79,196
Total minimum lease payments	$141,835

Legal Proceedings

From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of business. We do not believe that these routine matters are material to our business or financial condition.

NOTE 9 — Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$14,085	$15,437	$32,697	$31,664

Basic shares	24,044	23,616	23,973	23,453
Dilutive effect of unvested restricted stock and stock options	172	539	173	766
Diluted shares	24,216	24,155	24,146	24,219

Earnings per share - basic	$0.59	$0.65	$1.36	$1.35
Earnings per share - diluted	$0.58	$0.64	$1.35	$1.31

For the three and nine months ended September 30, 2009, a maximum of 908,287 shares of restricted stock awards, subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares.  For the three and nine months ended September 30, 2008, a maximum of 120,000 shares of restricted stock awards, subject to performance conditions that had not been achieved were excluded from the calculation of dilutive shares.

NOTE 10 — Comprehensive Income

Comprehensive income consists of net income, unrealized gain (loss) on available for sale investments and cumulative translation adjustments. A reconciliation of other comprehensive income is shown in the table for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$14,085	$15,437	$32,697	$31,664
Unrealized loss on marketable securities arising during period, net of taxes	—	(13)	—	(674)
Cumulative translation adjustment	304	(2)	198	(8)
Comprehensive income	$14,389	$15,422	$32,895	$30,982

NOTE 11 — Segment Information

Summarized financial information concerning our reportable segments is shown in the following table for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales:
U.S. Wholesale	$31,911	$46,292	$91,621	$117,215
Consumer Direct	32,605	21,458	83,885	50,890
International	16,575	11,226	39,862	27,951
Other	1,332	444	2,795	954
	$82,423	$79,420	$218,163	$197,010

Gross Profit:
U.S. Wholesale	$18,399	$23,614	$49,862	$60,078
Consumer Direct	24,329	16,723	62,129	39,396
International	9,274	5,583	22,067	13,319
Other	1,332	444	2,795	954
	$53,334	$46,364	$136,853	$113,747

Operating income:
U.S. Wholesale	$9,267	$15,440	$24,511	$36,329
Consumer Direct	11,253	8,285	27,354	19,270
International	7,810	4,781	18,792	11,962
Other	(5,602)	(6,205)	(16,943)	(18,520)
	$22,728	$22,301	$53,714	$49,041

	Nine Months Ended
	September 30,
	2009	2008
Capital expenditures:
U.S Wholesale	$549	$610
Consumer Direct	11,741	11,954
International	432	269
Other	2,914	831
	$15,636	$13,664

	September 30,
	2009	2008
Total assets:
U.S. Wholesale	$33,616	$49,728
Consumer Direct	58,491	32,069
International	11,309	3,254
Other	109,329	77,113
	$212,745	$162,164

NOTE 12 — Supplemental Disclosure of Cash Flow Information (amounts in thousands)

During the nine months ended September 30, 2009 and 2008, we paid $21.1 million and $7.9 million for income taxes, respectively.

As of September 30, 2009, and 2008, we had recognized the purchase of $1.8 million and $1.7 million, respectively, of property and equipment that had not yet been paid for.  These amounts have been excluded from “Purchases of property and equipment” in the accompanying condensed consolidated cash flows.

NOTE 13 — Subsequent Events

We have reviewed all subsequent events and transactions that occurred after our September 30, 2009 unaudited condensed consolidated balance sheet date through the filing of this quarterly report on Form 10-Q on November 6, 2009.

On October 28, 2009, the Company and L’Atelier, a California limited partnership, agreed to terminate their Independent Contractor Agreement pursuant to which L’Atelier provides sales agency services supporting the Company’s domestic wholesale sales. The effective date of termination will be on a date designated by the Company to allow for an orderly transition but not later than December 31, 2009.

Provided L’Atelier performs its obligations under the Independent Contractor Agreement through the effective date of termination, the Company will continue to pay a commission to L’Atelier on U.S. Wholesale sales orders received through December 31, 2009 if those sales orders result in sales on or prior to June 30, 2010.

In addition, the Company will assume the leases for L’Atelier’s two main showrooms and will pay L’Atelier $0.8 million for the showroom fixed assets and lease deposits. Also, the Company will offer sales positions to the eight employees of L’Atelier.

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

The forward-looking information set forth in this quarterly report on Form 10-Q is as of November 6, 2009, and we undertake no duty to update this information.  Shareholders and prospective investors can find information filed with the SEC after November 6, 2009 at our website at www.truereligionbrandjeans.com or at the SEC website at www.sec.gov.

RESULTS OF OPERATIONS

We design, market, distribute and sell premium apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include pants, tops and jackets, made from denim, fleece, corduroy and other fabrics. We are known for our unique fit and styling details. Through multiple wholesale and retail segments, our expanding product line reaches fashion-conscious consumers on six continents, including North America, Europe, Asia, Australia, Africa and South America. As of September 30, 2009, we had 66 retail stores in the United States compared to 42 as of December 31, 2008 and 36 as of September 30, 2008.

Third Quarter 2009 Compared to Third Quarter 2008

The following table summarizes our results of operations for the three months ended September 30, 2009 and 2008 (dollar amounts in thousands, except per share data):

	Three Months Ended September 30,
	2009		2008		Change
	Amount	%	Amount	%	Amount	%
Net sales	$82,423	100.0%	$79,420	100.0%	$3,003	3.8%
Gross profit	53,334	64.7%	46,364	58.4%	6,970	15.0%
Selling, general and administrative expenses	30,606	37.1%	24,063	30.3%	6,543	27.2%
Operating income	22,728	27.6%	22,301	28.1%	427	1.9%
Interest income, net	(55)	(0.1)%	(100)	(0.1)%	45	(45.0)%
Provision for income taxes	8,698	10.6%	6,964	8.8%	1,734	24.9%
Net income	$14,085	17.1%	$15,437	19.4%	$(1,352)	(8.8)%
Net income per share:
Basic	$0.59		$0.65		$(0.06)	(9.2)%
Diluted	$0.58		$0.64		$(0.06)	(9.4)%

Highlights

Our net sales increased 3.8% primarily due to the year-over-year increase in net sales driven by an increase in the number of company-operated branded retail stores and the growth in our international sales. This growth increased our gross profit as a percentage of net sales (“gross margin”) as our retail stores generate a higher margin than our wholesale businesses and we achieved higher gross margins in both our U.S. Wholesale and International segments. However, our retail stores also incur higher selling, general and administrative costs as a percentage of net sales (“SG&A rate”). Our operating income increased 1.9% from 2008 as our net sales and gross margin rate increase was partially offset by the higher SG&A rate. Our 2009 effective tax rate was 38.2% compared to 31.1% last year, primarily due to a tax planning strategy we implemented in 2008. Our 2008 rate reflected the positive impact of certain retroactive changes resulting from the implementation of a new tax planning strategy and an analysis of our federal and state tax obligations in connection with the completion of our 2007 returns. Our diluted earnings per share was $0.58, a 9.4% decrease from last year as the increased 2009 operating income was offset by the higher effective income tax rate.

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	September 30,		Change
	2009	2008	Amount	%
U.S. Wholesale	$31,911	$46,292	$(14,381)	(31.1)%
Consumer Direct	32,605	21,458	11,147	51.9%
International	16,575	11,226	5,349	47.6%
Other	1,332	444	888	200.0%
Total net sales	$82,423	$79,420	$3,003	3.8%

The following table summarizes percentage of total net sales by segment:

	September 30,		Change
	2009	2008	%
U.S. Wholesale	38.7%	58.3%	(19.6)%
Consumer Direct	39.6	27.0	12.6%
International	20.1	14.1	6.0%
Other	1.6	0.6	1.0%
Total net sales	100.0%	100.0%

U.S. Wholesale net sales decreased 31.1% to $31.9 million. Our sales to off-price retailers decreased $4.7 million to $10.5 million; we experienced a surge in these sales in 2008 when we sold excess merchandise. Overall we expect a slight decrease in sales to off-price retailers in 2009 from the 2008 sales levels as we have improved our forecasting and production process. Our net sales to boutique customers decreased sharply; these customers were more impacted by the challenging retail environment as they generally depend to a larger extent on external financing.  Our sales to “majors” accounts, which consist of customers such as Nordstrom, Bloomingdale’s, Saks Fifth Avenue and Neiman Marcus, decreased 17.1% in the third quarter of 2009 as these customers have adopted more conservative inventory positions. Sales to Nordstrom, Inc. accounted for 12.6% and 12.7% of our net sales in the three months ended September 30, 2009 and 2008.

Consumer Direct net sales increased 51.9% to $32.6 million as we finished the third quarter of 2009 with 66 stores compared to 36 stores at the end of the third quarter of 2008. The additional sales from new stores was partially offset by a decrease in sales at our 15 stores that opened before the end of 2007 due to a reduction in shoppers visiting our stores caused by the challenging economic and consumer environment.

International net sales increased 47.6% to $16.6 million, primarily due to increased sales to Asia and Europe. Our brand is less established outside the U.S., so this segment’s sales are growing in spite of the challenging retail environment in many international markets as our brand gains greater consumer awareness.

Other net sales increased 200% to $1.3 million, due to increases in minimum royalties due under existing contracts.  Many of the licensees’ contract years renew on July 1 at which time minimum royalties increase.  The increase is also partially due to sales by the fragrance licensee exceeding its minimum sales goals, which resulted in additional royalties.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	September 30,		Change
	2009	2008	Amount	%
U.S. Wholesale	$18,399	$23,614	$(5,215)	(22.1)%
Consumer Direct	24,329	16,723	7,606	45.5%
International	9,274	5,583	3,691	66.1%
Other	1,332	444	888	200.0%
Total gross profit	$53,334	$46,364	$6,970	15.0%

Gross profit increased 15.0% to $53.3 million, or 64.7% of net sales, in 2009 compared to $46.4 million, or 58.4% of net sales, in 2008. The gross margin was positively impacted by the sales mix shift towards our Consumer Direct segment and improvements in gross margin in the U.S. Wholesale and International segments.

U.S. Wholesale gross profit decreased 22.1% to $18.4 million in the third quarter of 2009 compared to $23.6 million in the third quarter of 2008, due to the decline in U.S. Wholesale net sales.  However, this segment’s gross margin increased to 57.7% in the third quarter of 2009 from 51.0% in the third quarter of 2008, due to the continued improvements in our sourcing and production processes, including an increase in the gross margin of off-price sales.

The Consumer Direct gross margin decreased to 74.6% in the third quarter of 2009 from 77.9% in the same quarter in 2008 as a larger share of Consumer Direct sales came from the outlet stores as compared to the full price store sales. Also causing the decrease was the expected decline of the outlet stores’ gross margin as we are relying more on our own outlet stores to sell slow-moving merchandise and as the outlet stores now have fewer higher-margin irregulars in their merchandise assortment.

International gross margin increased to 56.0% in the third quarter of 2009 from 49.7% in the third quarter of 2008, primarily due to the increase in direct sales to select Asian markets, which carry higher gross margins than sales through distributors.

Selling, General and Administrative Expenses

The following table presents selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	September 30,		Change
	2009	2008	Amount	%
U.S. Wholesale	$9,132	$8,174	$958	11.7%
Consumer Direct	13,076	8,438	4,638	55.0%
International	1,464	802	662	82.5%
Other	6,934	6,649	285	4.3%
Total selling, general and administrative expenses	$30,606	$24,063	$6,543	27.2%

During the third quarter of 2009, SG&A increased 27.2% to $30.6 million, compared to $24.1 million in the same period last year.

U.S. Wholesale SG&A increased by 11.7%, primarily due to the increase in design, production, warehouse and operations accounting employees to support our overall growth plans and an increase in advertising expense. Partially offsetting these increases was a decrease in sales commissions due to the decrease in U.S. Wholesale net sales.

The Consumer Direct SG&A increased $4.6 million due to the growth in the number of stores over the past year, from 36 at the end of September 2008 to 66 at the end of September 2009.  As a percentage of net sales, Consumer Direct SG&A increased slightly from 39.3% in the third quarter of 2008 to 40.1% in the third quarter of 2009.

International SG&A increased $0.7 million, or 82.5% due primarily to the expansion of our international operations.

Other SG&A, which includes executive compensation, legal and human resources, was comparable with last year’s expense.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	September 30,		Change
	2009	2008	Amount	%
U.S. Wholesale	$9,267	$15,440	$(6,173)	(40.0)%
Consumer Direct	11,253	8,285	2,968	35.8%
International	7,810	4,781	3,029	63.4%
Other	(5,602)	(6,205)	603	(9.7)%
Total operating income	$22,728	$22,301	$427	1.9%

U.S. wholesale operating income decreased as a percentage of U.S. wholesale net sales (operating margin) from 33.4% in 2008 to 29.0% in 2009 because this segment’s net sales decreased while additional costs in the design, production and accounting departments were incurred to support our overall business growth.

The Consumer Direct operating margin decreased from 38.6% in 2008 to 34.5% in 2009. This decrease in operating margin was due to a combination of a decline in sales at our 15 stores opened before the end of 2007 due to the challenging retail environment, and the planned, lower operating margin for stores opened in 2009. Overall, the stores opened in 2008 have improved their operating margin in 2009 as compared to 2008.

International operating income increased as a percentage of International net sales from 42.6% in 2008 to 47.1% in 2009 primarily due to the increase in direct sales to customers versus to wholesale distributors.

Interest Income, net

Net interest income was $0.1 million for the three months ended September 30, 2009 and 2008. While we had an increase in our cash equivalents in the third quarter of 2009 as compared to the third quarter of 2008, the average yield on our investments has decreased due to changes in the investment market and our shift to more conservative investments.

Provision for Income Taxes

The effective tax rate was 38.2% for third quarter of 2009 compared to 31.1% in the third quarter of 2008. In 2008, we implemented a tax planning strategy that retroactively changed our filing status in certain states, which reduced our cumulative tax provision by $1.5 million. We also finalized our 2007 tax returns during the 2008 period, which included additional analysis of our federal and state tax obligations; as a result of this analysis, we reduced our income tax provision in the third quarter of 2008 by $0.6 million. These factors were the primary drivers resulting in a lower effective tax rate of 31.1% in 2008.

Net Income and Earnings Per Diluted Share

Net income was $14.1 million for the quarter ended September 30, 2009 compared to $15.4 million for the quarter ended September 30, 2008. This 8.8% decrease is attributable primarily to the increase in the effective tax rate which offset a 1.9% increase in operating income. Earnings per diluted share decreased 9.4% from $0.64 in the quarter ended September 30, 2008 to $0.58 in the quarter ended September 30, 2009.

Year-to-Date 2009 Compared to Year-to-Date 2008

The following table summarizes our results of operations for the nine months ended September 30, 2009 and 2008 (dollar amounts in thousands, except per share data):

	Nine Months Ended September 30,
	2009		2008		Change
	Amount	%	Amount	%	Amount	%
Net sales	$218,163	100.0%	$197,010	100.0%	$21,153	10.7%
Gross profit	136,853	62.7%	113,747	57.7%	23,106	20.3%
Selling, general and administrative expenses	83,139	38.1%	64,706	32.8%	18,433	28.5%
Operating income	53,714	24.6%	49,041	24.9%	4,673	9.5%
Interest income, net	(94)	(0.0)%	(888)	(0.5)%	794	(89.4)%
Provision for income taxes	21,111	9.7%	18,265	9.3%	2,846	15.6%
Net income	$32,697	15.0%	$31,664	16.1%	$1,033	3.3%
Net income per share:
Basic	$1.36		$1.35		$0.01	0.7%
Diluted	$1.35		$1.31		$0.04	3.1%

Highlights

Our net sales increased 10.7% primarily due to the year-over-year increase in net sales driven by an increase in the number of company-operated branded retail stores and the growth in our international sales. The growth increased gross margin as our retail stores generate a higher margin than our wholesale businesses and we achieved higher gross margins in both our U.S. Wholesale and International segments. However, our retail stores also incur a higher SG&A rate. Our operating income increased 9.5% from 2008 as our net sales and gross margin rate increases were partially offset by the higher SG&A rate. Our 2009 effective tax rate was 39.2% compared to 36.6% last year, primarily due to a tax planning strategy we implemented in 2008. Our diluted earnings per share was $1.35, a 3.1% increase from last year.

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Nine Months Ended September 30,		Change
	2009	2008	Amount	%
U.S. Wholesale	$91,621	$117,215	$(25,594)	(21.8%)
Consumer Direct	83,885	50,890	32,995	64.8%
International	39,862	27,951	11,911	42.6%
Other	2,795	954	1,841	193.0%
Total net sales	$218,163	$197,010	$21,153	10.7%

The following table summarizes percentage of total net sales by segment:

	Nine Months Ended September 30,		Change
	2009	2008	%
U.S. Wholesale	42.0%	59.5%	(17.5%)
Consumer Direct	38.4	25.8	12.6%
International	18.3	14.2	4.1%
Other	1.3	0.5	0.8%
Total net sales	100.0%	100.0%

U.S. Wholesale net sales decreased 21.8% to $91.6 million. Our net sales to boutique customers decreased sharply; these customers were more impacted by the challenging retail environment as they generally depend to a larger extent on external financing. Our sales to “major” accounts, which consist of customers such as Nordstrom, Bloomingdale’s, Saks Fifth Avenue and Neiman Marcus, decreased 11.6% from the prior year period as these customers have adopted more conservative inventory positions. Partially offsetting these decreases was a slight increase in our sales to off-price retailers of $0.6 million to $28.3 million. Sales to Nordstrom, Inc. accounted for 14.1% of our net sales in the nine months ended September 30, 2009 and 2008.

Consumer Direct net sales increased 64.8% to $83.9 million as we finished the first nine months of 2009 with 66 stores compared to 36 stores at the end of the first nine months of 2008. The additional sales from new stores was partially offset by a decrease in sales at our 15 stores that opened before the end of 2007 due to a reduction in shoppers visiting our stores caused by the challenging economic and consumer environment.

International net sales increased 42.6% to $39.9 million, due to increased sales to Asia and Europe.  Our sales to customers in Japan increased in the first nine months of 2009 as compared to that period in 2008 because we terminated our Japanese distributor in the second quarter of 2008 and established our own subsidiary, which is selling merchandise to wholesale accounts and operating three outlet stores. Our brand is less established outside the U.S., so this segment’s sales are growing in spite of the challenging retail environment in many international markets as our brand gains greater exposure.

Other net sales increased 193.0% to $2.8 million, due to sales by the fragrance and headwear licensees that exceeded their minimum sales goals, which resulted in additional royalties.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Nine Months Ended September 30,		Change
	2009	2008	Amount	%
U.S. Wholesale	$49,862	$60,078	$(10,216)	(17.0)%
Consumer Direct	62,129	39,396	22,733	57.7%
International	22,067	13,319	8,748	65.7%
Other	2,795	954	1,841	193.0%
Total gross profit	$136,853	$113,747	$23,106	20.3%

Gross profit increased 20.3% to $136.9 million, or 62.7% of net sales, in 2009 compared to $113.7 million, or 57.7% of net sales, in 2008. The gross margin was favorably impacted by the sales mix shift towards our Consumer Direct segment.

U.S. Wholesale gross profit decreased 17.0% to $49.9 million in the first nine months of 2009 compared to $60.1 million in the first nine months of 2008 due to the decline in this segment’s net sales. This segment’s gross margin increased to 54.4% in the first nine months of 2009 from 51.3% in the first nine months of 2008. The gross margin improvement is due to the improvement in our sourcing and production processes including an increase in the gross margin of off-price sales.

The Consumer Direct gross margin decreased to 74.1% in the first nine months of 2009 from 77.4% in the same period in 2008 as more Consumer Direct sales came from the lower-margin outlet stores as compared to the full price stores. Also causing the decrease was the expected decline of the outlet stores’ gross margin as we are relying more on our own outlet stores instead of off-price retailers to sell slow-moving merchandise and as the outlet stores now have fewer higher-margin irregulars in their merchandise assortment.

International gross margin increased to 55.4% in the first nine months of 2009 from 47.7% in the first nine months of 2008, primarily due to the increase in direct sales to select Asian markets, which carry higher gross margins than sales through distributors.

Selling, General and Administrative Expenses

The following table presents selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Nine Months Ended September 30,		Change
	2009	2008	Amount	%
U.S. Wholesale	$25,351	$23,749	$1,602	6.7%
Consumer Direct	34,775	20,126	14,649	72.8%
International	3,275	1,357	1,918	141.3%
Other	19,738	19,474	264	1.4%
Total selling, general and administrative expenses	$83,139	$64,706	$18,433	28.5%

During the first nine months of 2009, SG&A increased 28.5% to $83.1 million, compared to $64.7 million in the same period last year.

U.S. Wholesale SG&A increased by 6.7% primarily due to the increase over the last year in design, production, warehouse and operations accounting employees to support our overall business growth and an increase in advertising expense. Partially offsetting these increases was a decrease in sales commissions associated with the U.S. Wholesale net sales decrease.

The Consumer Direct SG&A increased $14.6 million, from $20.1 million in the first nine months of 2008 to $34.8 million in the first nine months of 2009. This increase is directly related to the growth in the number of stores over the prior year, from 36 at the end of September 2008 to 66 at the end of September 2009.  The increase in Consumer Direct SG&A, as a percentage of net sales, from 39.5% of Consumer Direct net sales in 2008 to 41.5% of Consumer Direct net sales in 2009, is attributable to the planned higher operating costs at the stores open in 2009.

International SG&A increased $1.9 million, or 141.3% due primarily to the expansion of our international operations.

Other SG&A, which includes executive compensation, legal and human resources, was comparable with last year’s expense.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	Nine Months Ended September 30,		Change
	2009	2008	Amount	%
U.S. Wholesale	$24,511	$36,329	$(11,818)	(32.5)%
Consumer Direct	27,354	19,270	8,084	42.0%
International	18,792	11,962	6,830	57.1%
Other	(16,943)	(18,520)	1,577	(8.5)%
Total operating income	$53,714	$49,041	$4,673	9.5%

U.S. wholesale operating income decreased $11.8 million from 2008 to 2009 and as a percentage of U.S. wholesale net sales decreased from 31.0% in 2008 to 26.8% in 2009, due primarily to the decrease in net sales and the addition of resources in the past year to support the Company’s overall growth.

The Consumer Direct operating income increased $8.1 million from 2008 to 2009 but as a percentage of Consumer Direct net sales decreased, from 37.9% to 32.6%. This decrease in operating margin was due to a combination of a decline in sales at our 15 stores opened before the end of 2007 due to the challenging retail environment and the planned, lower operating margin for stores opened in 2009. Overall, the stores opened in 2008 have improved their operating margin in 2009 as compared to 2008.

International operating income increased as a percentage of International net sales from 42.8% in 2008 to 47.1% in 2009 primarily due to the increase in direct sales to customers versus to wholesale distributors.

Interest Income, net

Net interest income was $0.1 million for the nine months ended September 30, 2009 compared to $0.9 million in the nine months ended September 30, 2008. While we had an increase in our cash equivalents in the third quarter of 2009 as compared to the third quarter of 2008, the average yield on our investments has decreased due to changes in the investment market and our shift to more conservative investments.

Provision for Income Taxes

The effective tax rate for nine months ended September 30, 2009 was 39.2% compared to 36.6% in the nine months ended September 30, 2008. In 2008, we implemented a tax planning strategy that retroactively changed our filing status in certain states, which reduced our cumulative tax provision by $1.5 million. We also finalized our 2007 tax returns during the 2008 period, which included additional analysis of our federal and state tax factors were the primary drivers resulting in a lower effective tax rate of 36.6% in 2008.

Net Income and Earnings Per Diluted Share

Net income was $32.7 million for the nine months ended September 30, 2009 compared to $31.7 million for the nine months ended September 30, 2008. This 3.3% increase is attributable primarily to increased net sales. Earnings per diluted share increased 3.1% from $1.31 in the nine months ended September 30, 2008 to $1.35 in the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of 2009, cash and cash equivalents increased by $31.5 million from the beginning of the year. Cash inflows of $45.0 million from operating activities and $4.9 million from the sale of marketable securities were only partially offset by cash outflows for capital expenditures of $15.6 million and tax withholding payments for share-based compensation of $3.0 million.

Operating Activities

Net cash provided by operating activities was $45.0 million in the nine months ended September 30, 2009, which is $2.8 million greater than the $42.2 million generated in the nine months ended September 30, 2008. The increase in cash provided by operating activities is primarily due to our increased net income and the increase in the Consumer Direct segment’s net sales, as this segment’s sales became cash quicker than the wholesale business, which extends credit to many customers. The decrease in income taxes payable of $1.1 million in 2009, compared to an increase of $10.5 million in 2008, is a result of larger estimated tax payments being made in 2009 than in 2008 primarily due to the continued growth in taxable earnings since the beginning of 2008. Partially offsetting this increase is a $13.2 million increase in income tax payments during the nine months ended September 30, 2009 compared to the same period in 2008. This increase is due to the growth in our taxable income and to interim tax payments due earlier in 2009 than in 2008.

Investing Activities

Net cash used in investing activities was $10.9 million in the first nine months of 2009 compared to $8.2 million in the first nine months of 2008. The increase of $2.7 million resulted primarily from the purchase of property and equipment of $15.6 million in 2009 compared to the purchase of $13.7 million of property and equipment in 2008. The increase in capital expenditures is for a new information technology system implemented in the third quarter of 2009.

Financing Activities

Net cash used in financing activities was $2.9 million in the first nine months of 2009 compared to $6.8 million in the first nine months of 2008. This decrease is primarily due to the decrease in cash used for statutory tax withholding payments for stock-based compensation in the amount of $4.0 million.  During the first nine months of 2008, $4.3 million of the statutory tax withholding payments were for the exercise of stock options; no options were exercised in 2009.

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

We have investments in auction rate securities (ARS) which have experienced an illiquid market since the first quarter of 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest, and on November 11, 2008, we accepted the offers from these brokers. The first portion of the ARS, in the amount of $4.9 million, was purchased by one broker in January 2009 at par plus accrued interest, and the second portion, in the amount of $5.0 million, is expected to be purchased by the second broker by July 2012, although we may instruct this broker to purchase these ARS beginning in June 2010. See Item 3 Quantitative and Qualitative Disclosures about Market Risk.

Capital expenditures for the remainder of 2009 are expected to approximate $5 million.

Factoring Agreement

In December 2007, Guru Denim Inc., our wholly owned subsidiary, entered into a collection factoring agreement with Merchant Factors Corp (“Merchant Factors”). The collection factoring agreement with Merchant Factors had an initial term of seven months, which expired in June 2008 and had been renewed since then on a month-to-month basis. In July 2009, we notified Merchant Factors that we will no longer sell accounts receivable to them; we will pay commissions to Merchant Factors for certain sales through September 28, 2009. We believe that this will have no significant impact on the timing or our cash flows.

Contractual Obligations

As compared to December 31, 2008, the only material change in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K as of November 6, 2009 is the execution of 19 new retail leases which have future minimum lease payments of $27.0 million.  For additional information regarding our contractual obligations as of December 31, 2008, see Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2008.

Seasonality of Business

Due to the holiday shopping season in December, our U.S. wholesale segment sales historically have been higher in the second half as compared to the first half of the year, and our Consumer Direct segment’s quarterly sales historically have been highest in the fourth quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the nine months ended September 30, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 11, 2009, except with respect to the adoption of new accounting pronouncements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued FASB ASC 105-10-05, 10, 15, 65, 70 (“FASB ASC 105-10-05, 10, 15, 65, 70”), (formerly FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162). FASB ASC 105-10-05, 10, 15, 65, 70 establishes the FASB ASC as the source of authoritative GAAP for nongovernmental entities. The ASC does not change GAAP, instead it takes individual pronouncements that currently comprise GAAP and reorganizes them into Topics. Contents in each Topic are further organized by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC.” FASB ASC 105-10-05, 10, 15, 65, 70 was effective for interim and annual periods ending after September 15, 2009 and will not have an impact on our financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable ASC by Topic, Subtopic and Section in addition to the original standard type and number.

In May 2009, the FASB issued FASB ASC 855-10-05 (formerly FASB Statement No. 165, Subsequent Events), which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Companies are required to disclose the date through which subsequent events have been evaluated. FASB ASC 855-10-05 was effective on a prospective basis for interim and annual periods ending after June 15, 2009. We adopted the provisions of FASB ASC 855-10-05 during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures. This disclosure is presented in Note 13.

In April 2009, the FASB issued FASB ASC 825-10-65 (formerly FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). FASB ASC 825-10-65 which requires disclosure about the fair value of financial instruments in interim financial statements as well as in annual financial statements, was effective for interim periods ending after June 15, 2009. We adopted the provisions of FASB ASC 825-10-65 during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

In April 2009, the FASB issued FASB ASC 320-10-65 (formerly FASB Staff Position FAS 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). FASB ASC 320-10-65 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. It was effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We adopted the provisions of FASB ASC 320-10-65 during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

In April 2009, the FASB issued FASB ASC 820-10-65 (formerly FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). FASB ASC 820-10-65 clarifies when markets are not active or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and the market price is reflective of a distressed price, then an alternative method of pricing can be used to estimate fair value, such as a present value technique. FASB ASC 820-10-65 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. We adopted the provisions during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

We operate three outlet retail stores and a wholesale business in Japan; all retail sales, most wholesale sales and all operating expenses are denominated in Japanese Yen. Because these operations are not significant to our overall business, our exposure to fluctuations in the U.S. Dollar and Japanese Yen exchange rate is not considered material as of September 30, 2009. We received United States dollars (“USD”) for all other merchandise sales and licensing revenue during the nine months ended September 30, 2009. Merchandise purchases from contract manufacturers are denominated in USD.

We have investments in auction rate securities which have experienced an illiquid market since early 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest, and on November 11, 2008 we accepted the offers from these brokers. The first portion of the ARS, with a par amount of $4.9 million, was purchased by one broker in January 2009 at par plus accrued interest, and the second portion, with a par amount of $5.0 million, is expected to be purchased by the second broker by July 2012, although we may instruct this broker to purchase these ARS beginning in June 2010.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2009, we completed the process of implementing a new enterprise resource planning system, including financial reporting, general ledger, accounting, treasury, and supply chain. This new system replaces multiple legacy systems and is expected to improve the efficiency of our supply chain and financial transaction processes. We engaged in significant pre-implementation planning, design, and testing of the system, and we also conducted extensive post-implementation monitoring, testing and process modifications to ensure the effectiveness of internal controls over financial reporting. We have not experienced any significant difficulties to date in connection with the implementation or operation of the new enterprise resource planning system.

There were no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.               Risk Factors

None.

ITEM 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

(a)                        None

(b)                       None

(c)                        See below.

This table provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2009:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Per Share (a)	Announced Plan	Under the Plan
July 1, 2009 – July 31, 2009	2,815	$20.91	—	—
August 1, 2009 – August 31, 2009	1,192	$22.49	—	—
September 1, 2009 - September 30, 2009	1,468	$24.75	—	—
Total	5,475	$22.28	—	—

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

Date: November 6, 2009

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 6, 2009