Form 10-K
period 2009-12-31
TRUE RELIGION APPAREL INC
filed 2010-03-10
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐             No ☒

         The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2009, was approximately $527,026,000, computed by reference to the price of $22.30 per share, the price at which the common equity was last sold on such date as reported on the Nasdaq Global Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates.

         On March 9, 2010, 24,984,741 shares of common stock were outstanding.

TRUE RELIGION APPAREL, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

Exhibit 10.14
Exhibit 21.1
Exhibit 23.1
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

 PART I.

Item 1.    Business.

General

        True Religion Apparel, Inc. (referred to in this Annual Report on Form 10-K as "the Company," "our," "we," or "True Religion") designs, markets, distributes, and sells apparel under the brand name "True Religion Brand Jeans" to fashion-conscious consumers on six continents, including North America, Europe, Asia, Australia, Africa and South America. We seek to be a trend setting leader in the design, marketing, distribution and sale of fashion jeans and related sportswear apparel. Our products can be categorized as denim, knit and non-denim, and most come in 'tops' and 'bottoms'. Knit styles include hoodies, t-shirts and sweats, and non-denim fabrics include corduroy and twill. Tops range from shirts to jackets, and bottoms encompass pants, shorts and skirts. We operate in four distinct but integrated segments: U.S. Wholesale, International, Consumer Direct and Other, which includes licensing activity. Our Consumer Direct segment consists of branded retail stores located in the United States and e-commerce sales. The business segments share product design, manufacturing and marketing resources. During the past seven years we have developed a recognizable brand, expanded vertically into the Consumer Direct segment, expanded our product offerings, and initiated a strategy to leverage our brand by entering into product licensing agreements.

        We market our products into the U.S. Wholesale and International segments by attendance at industry trade shows. Our collections are also presented at our Los Angeles, New York and Tokyo wholesale showrooms. Our sales efforts for all full price customers of our U.S. Wholesale segment were conducted by an independent sales agent until December 31, 2009. Beginning in 2010, this segment's sales efforts are directed by a newly-established sales team, headed by our VP of U.S. Wholesale Sales who joined us in November 2009. We also have a sales team serving customers in Japan, and in 2010, we will establish a sales team in Hong Kong to sell collections beginning with the Spring 2011 line. We have international distribution or sales agreements with independent agents, each of whom is granted rights to market and sell our products in a defined market or territory. These agreements with international distributors and sales agents cover more than 50 countries on six continents.

        Our products are sold in the United States in leading national premium stores, including Bloomingdale's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, and in approximately 800 boutique and specialty stores. We also sell our products through our 70 branded retail stores and through our True Religion Brand Jeans website, which is operated for us by a third party. Our products are distributed internationally through our network of international distributors and sales agents and sold internationally at boutiques and specialty stores in major cities throughout Africa, Asia, Australia, Europe, the Middle East and South America.

Business Strategy

        Our strategy is to build brand recognition by marketing our products to fashion-conscious, affluent consumers who shop in our own branded retail stores, premium nationwide stores, select boutiques and specialty stores, and who want to wear and be seen in the latest and most fashionable premium jeans and related apparel. True Religion Brand Jeans often sell in the range of $172 to $350 per pair at retail; occasionally, we offer specialty items at higher prices. We continually update our product offerings to be seen as a trend setter in the high fashion jeans apparel market.

        For our adult denim jeans and other fabrications, we utilize contract manufacturers located in the United States. We brand products as having been "Made in the U.S.A." Local contract manufacturing helps us control our costs, ensures fast turnaround of popular styles, and keeps fixed overhead to a minimum. Approximately 80 percent of our sportswear is made in the USA by contract manufacturers, and the remaining merchandise is made by foreign contract manufacturers.

        We maintain and exercise control over advertising and marketing activities from our headquarters, where we set the tone for integrity, consistency and direction of the True Religion Brand Jeans brand image worldwide. Furthermore, we control our brand image by controlling the distribution of our products. We sell our in-season merchandise only through our own branded retail stores, premium nationwide stores, boutiques and specialty stores, and international distributors that display and merchandise our products in a way that supports our brand image and is in synch with the lifestyle and shopping experience expected by our customers. We sell our prior season merchandise and 'seconds' through our own branded retail stores located in outlet malls and through select off-price retailers.

Our Brand and Products

        Since 2003, our brand name has become a familiar name in premium denim and apparel. We believe the strength of the True Religion Brand Jeans brand name and image is due mainly to our emphasis on seeking innovative and distinctive product designs that stand for exceptional fit, styling details and quality. We seek to be an innovator in premium lifestyle branding. Our fashion perspective is significantly influenced by our Chief Executive Officer, Jeffrey Lubell.

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

        True Religion Brand Jeans products are made with high quality fabrics primarily from the United States, Italy, and Japan that are gently and naturally aged, hand finished and boldly stitched in multiple thread colors. Although we operate in a highly competitive market, we seek to distinguish True Religion Brand Jeans products by emphasizing superior fit and unique styling details. Many of our products are made to look, feel and fit like they have been owned for years. We believe that we have a competitive advantage in the detailing of the design, the quality of the fabric and the superiority of the fit.

        Each year we introduce new collections that we expect will be considered trend setting by fashion-conscious consumers.

        Our 2009 net sales categorized by gender were approximately as follows: women—55%; men—41%; and kids—4%. Our largest retail product category in terms of units sold in 2009 was denim bottoms, which accounted for 56% of total units sold in our Consumer Direct segment. Our average sales price for women's products in our full price retail stores was $196 in 2009; for men's products, it was $192; and for kid's products, it was $112.

Our Sales Segments

        Information regarding net sales, gross profit and operating income, attributable to each of our segments, is included within Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Note 14, Segment Information, of our Notes to Consolidation Financial Statements, which are incorporated herein by reference.

Our Consumer Direct Segment

        Our Consumer Direct segment includes our United States branded retail stores and our e-commerce sales. As of December 31, 2009, we operated 70 branded retail stores in the United States. We added 28 branded retail stores in 2009, and in 2010 we expect to add 27 branded retail stores in the U.S. and one store in Toronto, Canada. Our branded retail stores are located across the United States in a variety of upscale shopping areas ("street" locations, regional malls, and a limited number of outlet centers). Our typical branded retail store is approximately 1,700 square feet, while our branded retail store located in an outlet center is approximately 2,500 square feet. Our branded retail stores showcase the full range of our branded merchandise including licensed products, in an environment that emphasizes our unique "Malibu hippy-bohemian chic" image through an extensive use of hand-hewn hickory pecan wood. Our e-commerce sales are made through a third-party who receives sales commissions in exchange for operating the 'True Religion Brand Jeans' website, accepting customer orders and fulfilling customer orders from their distribution center, where they hold our merchandise on consignment. In 2009, our Consumer Direct segment generated net sales of $129.0 million, comprising 41.5% of our total net sales.

Our U.S. Wholesale Segment

        Our U.S. Wholesale segment sells our products to leading nationwide premium stores, specialty retailers and boutiques that have the image and merchandising expertise that we demand for the effective presentation of our products. In 2009, our products were sold in Bloomingdale's, Neiman Marcus, Nordstrom and Saks Fifth Avenue, and in approximately 800 specialty retailers and boutiques. Our U.S. Wholesale segment also sells our products, primarily prior season or excess merchandise to off-price retailers. In 2009, our U.S. Wholesale segment generated net sales of $123.2 million, comprising 39.6% of our total net sales.

Our International Segment

        We distribute our products through our International segment to distributors and sales agents who sell to upscale boutiques in their respective territory and through our wholly-owned subsidiary, True Religion Japan, KK, which was formed in the second quarter of 2008. Through this network of international distributors, sales agents and our subsidiary, our products are found in major cities throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America. In 2009, 71% of our international sales were made to our five largest distributors and via our subsidiary in Japan. In 2009, our International segment generated net sales of $54.5 million, comprising 17.5% of our total net sales. In 2009, we established subsidiaries in the United Kingdom and Hong Kong. We have established a regional office for Asia/Pacific in Hong Kong. We plan to grow our net sales and net earnings from the International segment by presenting our merchandise at True Religion Brand Jeans stores and at premium retailers' stores in markets where fashion-conscious consumers shop. In 2010, we expect to open full price branded retail stores in London, England and Tokyo, Japan.

Our Licensing Business

        We selectively license our brand name and logo to be included on products sold by other companies to enhance and extend the True Religion Brand Jeans brand. Through licensing alliances, we combine our consumer insight, design, and marketing skills with the specific product competencies of our licensing partners to create, build and expand our product offerings to fashion-conscious consumers. We grant our product licensees the right to design, manufacture and sell at wholesale specified categories of products under our trademark. We have the right to approve or disapprove the licensees' designs, products and wholesale customers. Each licensing partner pays us royalties based upon its wholesale sales of products that use our trademark. In addition, licensing partners may be required to allocate a portion of their sales revenues to advertise our products and share in the creative costs associated with these products. Our licenses typically have three year terms and may grant the licensee conditional renewal options. We recognized $4.3 million in royalty revenue through our licensing business in 2009.

        At the end of 2009, our licensed merchandise categories were: footwear, fragrances, headwear (including scarves and gloves), legwear, sunglasses and swimwear. In 2009, two merchandise categories that were formerly licensed, handbags and outerwear, were transitioned to in-house development, sourcing, and sales.

Marketing

        Our initial marketing effort, which commenced in 2003 after our acquisition of Guru Denim, was focused on our products and emphasized the fit, styling details and washes of our unique denim products. Beginning in 2004, we expanded our focus from the products to the brand of True Religion Apparel by distributing our products to premier fashion retailers. This provided us with the exposure to build our brand. In 2005 we continued to focus our marketing efforts on building our brand by expanding our distribution, initially to national premium specialty stores and boutiques, and then to our branded retail stores. These settings showcase our products to many of our target customers. Since 2008, we have focused on building our brand image by initiating selected print advertising campaigns to build brand awareness for our women's and men's denim, sportswear and licensed products as well as to generate awareness of our growing number of branded retail stores. As we move into 2010, we intend to continue to build brand awareness and advertise our store locations through print ads in regional and national fashion and lifestyle publications, as well as add more out of home advertising in key markets across the United States.

Trademarks

        We have 24 trademarks registered in the United States for "True Religion Brand Jeans" logos and marks. We have also secured international trademark registrations in 32 countries and we continue to seek trademark registrations that we believe are necessary to protect the True Religion brand. Generally, our trademarks remain valid and enforceable so long as we continue to use the marks in commerce and the required registration renewals are filed. We consider our trademarks as valuable assets in the marketing of our products and seek to protect them from infringement worldwide.

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

Design and Product Development

        Our design team, which has 29 employees and is led by Jeffrey Lubell, Chief Executive Officer and Chief Merchant, is responsible for the design and development of our products. We do not currently have a formal research and development effort but our design team plans to continue to develop new merchandise for each season. Our design team is diverse in all our product categories and is known for designing leading fashion trends. Our washes are constantly in development to react to the demand for new and exciting product for consumers. The development of our products from concept through manufacturing is engineered to be not only fashionable but durable as well.

Manufacturing

        We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have contract manufacturers in the United States for our women's and men's denim, knits and some fleece products, Mexico for our kid's denim, knits, and some fleece products, and Asia for knit shirts. We believe we can meet our current production needs using these and other available contract manufacturers. These contractors purchase the fabric and materials, and then sew and finish our products to our design specifications. In addition to the contract manufacturers, we utilize various laundry and finishing houses in the Los Angeles area to complete the production of many of our products.

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

Competition

        The retail apparel industry is highly competitive. We compete with numerous designers and manufacturers of apparel and accessories, domestic and foreign, including 7 for All Mankind, AG Adriano Goldschmied, Diesel, G-Star, J Brand, Joe's Jeans, Levi Strauss & Co, Rock & Republic and Citizens of Humanity. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, fit and quality, which depend on our ability to:

  •
  anticipate and respond to changing consumer demands in a timely manner;

  •
  maintain favorable brand recognition;

  •
  develop and produce high quality products that appeal to consumers;

  •
  appropriately price our products;

  •
  ensure product availability; and

  •
  obtain sufficient retail floor space and effectively present our products at retail.

Employees

        As of December 31, 2009, we employed on a full or part-time basis a total of 1,238 employees, consisting of 976 in our retail stores, 138 in design and production, and 124 in general administrative.

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

        We have experienced rapid growth since our inception, and have increased our net sales from $103.2 million in 2005 to $311.0 million in 2009. We anticipate that our future growth rate will depend upon various factors, including the strength of our brand image, the market success of our current and future products, the success or our growth strategies, competitive conditions and our ability to manage our future growth. Future growth may place a significant strain on our management and operations. As we continue to grow in our operations, our operational, administrative, financial and legal procedures and controls will need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business. Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our future operating results could be adversely affected.

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

        Our growth strategy is dependent in part on our ability to open and operate new stores and the availability of suitable store locations on acceptable terms. Although we operated 70 branded retail stores as of December 31, 2009, we historically have been primarily a wholesaler. We plan to open approximately 27 company-operated branded retail and outlet stores in 2010 in the United States. The success of this strategy is dependent upon, among other factors, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and making capital expenditures for these stores. We must also offer a broad product assortment, appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies and integrate our stores into our overall business mix. An increase in the number of branded company-operated stores will place increased demands on our operational, managerial and administrative resources and require us to further develop our retailing skills and capabilities. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. The commitments associated with our expansion will increase our operating expenses may be costly to terminate, and these investments may be difficult to recapture if we decide to close a store or change our strategy.

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

        Our dependence on contract manufacturing could subject us to difficulty in obtaining timely delivery of products of acceptable quality. A manufacturer's failure to ship products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our wholesale customers. In addition, any interference with our ability to receive shipments from those manufacturers, such as conditions at ports or issues that otherwise affect transportation and warehousing providers, could cause delayed delivery of product. Additionally, if we experience a significant increase in demand, or if we need to replace any of the manufacturers that we currently use, we may have to expand our third party manufacturing capacity. This capacity may not be available to us, or available on terms that are acceptable to us. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales and margins.

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

        We generally purchase our products in U.S. dollars. However, we source some of our products overseas. The cost of these products may be affected by changes in the value of the applicable currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international business will sell products. Furthermore, our international sales and some of our licensing revenue are generally derived from sales in foreign currencies. This revenue, when translated into U.S. dollars for consolidated reporting purposes, could be materially affected by fluctuations in the U.S. dollar, negatively impacting our results of operations and our ability to generate revenue growth.

The loss of our Chief Executive Officer or other key management personnel would have an adverse impact on our future development and could impair our ability to succeed.

        Our performance is substantially dependent upon the expertise of our Chief Executive Officer, Jeffrey Lubell, and other key management personnel. Mr. Lubell spends all of his working time on our business. It may be difficult to find qualified individuals to replace Mr. Lubell or other key management personnel if we were to lose any one or more of them. The loss of Mr. Lubell or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key man" insurance with respect to Mr. Lubell or any of our other key management personnel, and any of them may leave us at any time, which could severely disrupt our business and future operating results.

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

        We lease our retail store locations under non-cancelable operating lease agreements expiring on various dates through 2021. These facilities are located in the United States, the United Kingdom and Japan. Many of the store lease agreements allow us to terminate the agreement, generally in the third or fourth year, if our sales do not meet a pre-determined level. As of December 31, 2009, we had 73 stores open, including three in Japan. In 2010, we expect to open approximately 27 stores in the United States, one in London, England, one in Tokyo, Japan and one in Toronto, Canada. We are considering a few additional new stores for 2010. At the end of 2009, our retail square footage, which includes storage space at all stores, was approximately 171,000. Our retail stores range in size from 600 to 3,300 square feet.

Item 3.    Legal Proceedings.

        From time to time, in the ordinary course of business, we are involved in various legal proceedings. We do not believe that these matters, either alone or in the aggregate, will have a material impact on our financial condition.

Item 4.    (Removed and Reserved)

 PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock trades under the symbol "TRLG" on the Nasdaq Global Market. The high and low sales prices for our common stock, as reported by the Nasdaq Global Market for the periods indicated are as follows.

	2009		2008
	High	Low	High	Low
First Quarter	$14.13	$7.83	$20.76	$17.00
Second Quarter	$24.52	$11.87	$26.76	$15.51
Third Quarter	$26.51	$19.64	$31.08	$24.53
Fourth Quarter	$28.33	$17.57	$25.69	$10.25

Holders

        As of March 4, 2010 there were 63 record holders and approximately 14,500 beneficial holders of our Common Stock.

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

Stock Price Performance

        The following graph compares, for each of the last five fiscal years, commencing on December 31, 2004 and ending December 31, 2009, the cumulative total return of True Religion Apparel, Inc. common stock, Standard & Poor's 500 Index, and Standard & Poor's 1500 Apparel, Accessories & Luxury Goods Index. The Apparel, Accessories & Luxury Goods Index is comprised of 18 companies, also representing a sector of the Standard & Poor's 500 Index. The cumulative total return of True Religion Apparel, Inc. common stock assumes $100 invested on December 31, 2004 in our common stock and in each of the foregoing indices. The stock price performance graph is not necessarily indicative of future stock price performance. The return on $100 invested in the S&P 500 and the S&P 1500 Apparel, Accessories & Luxury Goods Index over the 5 year period from December 2004 to December 2009 was $102 and $117, respectively.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among True Religion Apparel, Inc., The S&P 500 Index
And S&P 1500 Apparel, Accessories & Luxury Goods

          *$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
           Fiscal year ending December 31.

      Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Transactions in Our Equity Securities

        For the period covered by this report, we have not engaged in any transactions involving the sale of our unregistered equity securities that were not disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K. We have not engaged in any sales of registered securities for which the use of proceeds is required to be disclosed. This table provides certain information with respect to our purchases of shares of our common stock during the fourth quarter of 2009:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
October 1, 2009—October 31, 2009	1,192	$24.78	—	—
November 1, 2009—November 30, 2009	1,468	$24.63	—	—
December 1, 2009—December 31, 2009	—	$—	—	—

Total	2,660	$24.70	—	—

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

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Statement of operations data (In Thousands):
Net sales	$311,001	$270,000	$173,256	$140,489	$103,219
Operating income	77,597	68,876	47,142	34,977	31,470
Provision for income taxes	30,434	25,570	21,100	14,035	13,126
Net income	47,332	44,371	27,845	21,746	18,440
Earnings per share:
Basic	$1.97	$1.89	$1.21	$0.97	$0.85
Diluted	$1.92	$1.83	$1.16	$0.92	$0.81
Weighted number of shares outstanding—basic	23,993	23,511	22,964	22,496	21,677
Weighted number of shares outstanding—diluted	24,659	24,270	23,949	23,608	22,657

	As of December 31,
	2009	2008	2007	2006	2005
Balance sheet data ($000's):
Working capital	$166,565	$113,108	$72,846	$58,845	$30,337
Total assets	$229,806	$166,452	$113,258	$79,751	$44,163
Stockholders' equity	$197,854	$142,250	$95,247	$64,147	$31,574

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

Strategic Initiatives

        We believe that our core strengths have enabled us to be well positioned to expand our business and enhance shareholder value through execution of our strategy and focusing on key strategic initiatives which include:

  •
  Continue to Develop Trend-Setting Styles—By continually developing innovative products, we strive to continue the sales growth momentum that we have created to date. New jean offerings, such as the Relic, Pink Disco and Chainball groups have been received well by consumers. Likewise, our product line offerings now feature an expanded sportswear collection, including shirts, hoodies, knit tops, jackets and handbags. We added eyewear and legwear licensed product categories in 2009, supplementing the footwear, fragrance, headwear and swimwear licensed product categories that debuted in previous years. By expanding our product range, we are able to offer a more complete collection to our customers, and we are more balanced as fashion trends develop.

  •
  Growth of Consumer Direct Segment—Since launching our e-commerce portal and opening our first United States branded retail store in 2005, the Consumer Direct segment has expanded rapidly and is expected to continue to grow in 2010. We opened 28 stores in 2009, and plan to add approximately 27 stores in 2010 in the United States and one in Toronto, Canada. With these additional branded stores by the end of 2010, we expect that the higher margin Consumer Direct segment will continue to drive net sales growth and profitability.

  •
  Increase International Presence—We are confident that we are well positioned to further establish True Religion Brand Jeans as a global premium apparel and accessories brand through our initiatives domestically and internationally. Since 2003, our merchandise has been sold in international markets through independent distributors and select retailers. In 2008, we established a company-owned business in Japan, our first foreign investment. We established our Japanese subsidiary to serve wholesale customers and open True Religion Brand Jeans stores in Japan. We believe that company-owned branded retail stores in key international markets will provide growth in future years as we showcase our complete product collection, which will increase sales across wholesale and Consumer Direct segments. In 2009, we opened a regional office in Hong Kong and hired a general manager for the Asia Pacific region to continue developing our business in Japan, South Korea, Hong Kong and China. In 2010, we expect to open branded retail stores in London, England and Tokyo, Japan.

  •
  Improve our Wholesale Business—In order to more directly manage our U.S. Wholesale sales, in 2009 we terminated the U.S. Wholesale sales agent agreement and we hired a Vice President of U.S. Wholesale sales. In order to improve our 'design to wholesale sales' process, in January 2010 we hired a Chief Operating Officer. These changes will add overhead in 2010, but they are expected to improve our business performance in future years as we identify market opportunities and partner more closely with our wholesale customers.

  •
  Reduce Sales to Wholesale Off-price Channel—In 2009, our net sales to this channel were $38.5 million. We believe that this level of sales in this channel is not helpful in building our premium, long term, brand position. As a result, we are reducing the sales plan for this channel by $10 million in 2010 and we are working with our off-price customers to stop selling our merchandise in their locations that are nearby premium shopping centers.

2009 Highlights

        The sales growth we experienced in 2009 reflects the strength of our expanded product assortment and the continued growth in our Consumer Direct business. The key highlights of 2009 were:

  •
  Net sales increased 15.2% to $311.0 million.

  •
  Consumer Direct net sales increased 71.3% to $129.0 million.

  •
  International net sales increased 36.0% to $54.5 million.

  •
  Operating income increased 12.7% to $77.6 million.

  •
  Net income increased 6.7% to $47.3 million.

  •
  Earnings per diluted share increased 4.9% to $1.92 per diluted share.

2009 Compared to 2008

        The following table summarizes results of operations for 2009 compared to 2008 (dollar amounts in thousands, except per share data):

	Years Ended December 31,
	2009		2008
	Amount	%	Amount	%	Change	%
Net sales	$311,001	100.0%	$270,000	100.0%	$41,001	15.2%
Gross profit	195,562	62.9%	157,001	58.1%	38,561	24.6%
Selling, general and administrative expenses	117,965	37.9%	88,125	32.6%	29,840	33.9%
Operating income	77,597	25.0%	68,876	25.5%	8,721	12.7%
Interest income, net	169	0.0%	1,065	0.4%	(896)	(84.1)%
Provision for income taxes	30,434	9.8%	25,570	9.5%	4,864	19.0%
Net Income	$47,332	15.2%	$44,371	16.4%	$2,961	6.7%
Net income per share—Basic	$1.97		$1.89		$0.08	4.2%
Net income per share—Diluted	$1.92		$1.83		$0.09	4.9%

Net Sales

        The following table summarizes net sales by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2009	2008	Amount	%
Consumer Direct	129,030	75,314	53,716	71.3%
U.S. Wholesale	123,203	153,235	(30,032)	(19.6)%
International	54,479	40,044	14,435	36.0%
Other	4,289	1,407	2,882	204.8%

Total net sales	$311,001	$270,000	$41,001	15.2%

        The following table summarizes percentage of total net sales by segment:

	December 31,		Change
	2009	2008	%
Consumer Direct	41.5%	27.9%	13.6%
U.S. Wholesale	39.6	56.8	(17.2)%
International	17.5	14.8	2.7%
Other	1.4	0.5	0.9%

Total net sales	100.0%	100.0%

        Consumer Direct net sales increased by 71.3% to $129.0 million in 2009 as we finished the year with 70 stores compared to 42 stores at the end of 2008. The additional sales from new stores were partially offset by a decrease in sales at our 15 stores which opened before the end of 2007 due to a reduction in shoppers visiting our stores caused by the challenging economic and consumer environment. In 2010, we expect to open 27 branded retail stores in the United States and one in Canada.

        U.S. Wholesale net sales decreased 19.6% to $123.2 million. In 2009, our net sales to boutique customers decreased sharply; these customers were more impacted by the challenging retail environment as they generally depend to a larger extent on external financing. Our sales to "major" accounts, which consist of customers such as Nordstrom, Bloomingdale's, Saks Fifth Avenue and Neiman Marcus, decreased 14.9% from the prior year as these customers experienced a decline in sales of premium denim due to the economic recession. Partially offsetting these decreases was a slight increase in our sales to off-price retailers of $0.7 million to $38.5 million. Sales to Nordstrom, Inc. accounted for 15.2% of our net sales in 2009. In 2010, we expect this segment's sales to the off-price retailers will be reduced by $10 million as we will place a greater emphasis on regular-price wholesale sales.

        International net sales increased 36.0% to $54.5 million primarily due to increased sales to distributors in Asia and Europe. Our sales to customers in Japan increased in 2009 as compared to 2008 because we terminated our Japanese distributor in the second quarter of 2008 and established our own subsidiary, which is selling merchandise to wholesale accounts and operating three outlet stores. Our brand is less established outside the U.S., so this segment's sales are growing in spite of the challenging retail environment in many international markets as our brand gains greater exposure. In 2010, we expect to open two international branded retail stores in London, England and Tokyo, Japan.

Gross Profit

        The following table summarizes gross profit by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2009	2008	Amount	%
Consumer Direct	$95,276	$57,669	$37,607	65.2%
U.S. Wholesale	65,882	78,670	(12,788)	(16.3)%
International	30,115	19,255	10,860	56.4%
Other	4,289	1,407	2,882	204.8%

Total gross profit	$195,562	$157,001	$38,561	24.6%

        The following table summarizes gross profit as a percentage of net sales ("gross margin") by segment:

	December 31,		Change
	2009	2008	%
Consumer Direct	73.8%	76.6%	(2.8)%
U.S. Wholesale	53.5	51.3	2.2%
International	55.3	48.1	7.2%
Other	100.0	100.0	0.0%
Total gross margin	62.9%	58.1%	4.8%

        Overall gross margin improved from 58.1% of net sales in 2008 to 62.9% of net sales in 2009, primarily reflecting the ongoing net sales mix shift towards the higher-margin consumer direct business.

        The Consumer Direct gross margin decreased to 73.8% in 2009 from 76.6% in 2008 as a larger share of Consumer Direct sales came from the outlet stores as compared to the full price store sales. Outlet stores sales generate lower gross margins because the merchandise is sold at a discounted price. Also causing the decrease was the expected decline of the outlet stores' gross margin as we are relying more on our own outlet stores to sell slow-moving merchandise and as the outlet stores now have fewer higher-margin irregulars in their merchandise assortment.

        U.S. Wholesale gross profit decreased 16.3% to $65.9 million in 2009 compared to $78.7 million in 2008, due to the decline in U.S. Wholesale net sales. However, this segment's gross margin increased to 53.5% in 2009 from 51.3% in 2008, due to the continued improvements in our sourcing and production processes, including an increase in the gross margin of off-price sales.

        International gross margin increased to 55.3% in 2009 from 48.1% in 2008, primarily due to the increase in direct sales to select Asian markets, which carry higher gross margins than sales through distributors.

Selling, General and Administrative Expenses

        The following table presents the components of selling, general & administrative expenses ("SG&A") by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2009	2008	Amount	%
Consumer Direct	$50,510	$29,859	$20,651	69.2%
U.S. Wholesale	35,119	31,218	3,901	12.5%
International	4,948	2,494	2,454	98.4%
Other	27,388	24,554	2,834	11.5%

Total selling, general and administrative expenses	$117,965	$88,125	$29,840	33.9%

        The following table summarizes SG&A as a percentage of net sales ("SG&A rate"), by segment:

	December 31,		Change
	2009	2008	%
Consumer Direct	39.1%	39.6%	(0.5)%
U.S. Wholesale	28.5	20.4	8.1%
International	9.1	6.2	2.9%
Other	NM	NM	NM
Total SG&A rate	37.9%	32.6%	5.3%

NM stands for not meaningful.

        In 2009, SG&A increased 33.9% to $118.0 million, compared to $88.1 million in 2008.

        The Consumer Direct SG&A increased $20.7 million, from $29.9 million in 2008 to $50.5 million in 2009. This increase is directly related to the growth in the number of stores over the prior year, from 42 at the end of 2008 to 70 at the end of 2009. The slight decrease in Consumer Direct SG&A rate from 39.6% in 2008 to 39.1% in 2009, is primarily due to the reduction of labor expenses as a percentage of net sales.

        U.S. Wholesale SG&A increased by 12.5% primarily due to the increase in design, production, warehouse and operations accounting employees to support our overall business growth and an increase in share-based compensation. The increase in share-based compensation is due to meeting company-wide earnings targets on performance-based awards which were granted in 2009. Partially offsetting these increases was a decrease in sales commissions linked to the U.S. Wholesale net sales decrease.

        International SG&A increased $2.5 million, or 98.4%, primarily due to the expansion of our international operations.

        Other SG&A increased $2.8 million, from $24.6 million in 2008 to $27.4 in 2009. This increase is primarily attributable to executive performance-based compensation. Our executive compensation program was redesigned in 2008 to condition a greater portion of executive compensation on the satisfaction of earnings targets. Our 2009 performance outpaced our 2009 earnings target by a higher rate than in 2008. Other SG&A, as a percentage of total net sales, decreased from 9.1% in 2008 to 8.8% in 2009 due to the increase is total net sales.

Operating Income

        The following table summarizes operating income by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2009	2008	Amount	%
Consumer Direct	$44,766	$27,810	$16,956	61.0%
U.S. Wholesale	30,763	47,452	(16,689)	(35.2)%
International	25,167	16,761	8,406	50.2%
Other	(23,099)	(23,147)	48	0.2%

Total operating income	$77,597	$68,876	$8,721	12.7%

        The following table summarizes operating income as a percentage of net sales ("operating margin"), by segment:

	December 31,		Change
	2009	2008	%
Consumer Direct	34.7%	37.0%	(2.3)%
U.S. Wholesale	25.0	30.9	(6.0)%
International	46.2	41.9	4.3%
Other	NM	NM	NM
Total SG&A rate	25.0%	25.5%	(0.5)%

        The Consumer Direct operating margin decreased from 37.0% in 2008 to 34.7% in 2009. This decrease in operating margin was due to a combination of a decline in sales at our 15 stores opened before the end of 2007 due to the challenging retail environment, and the planned, lower operating margin for stores opened in 2009. Overall, the stores opened in 2008 have improved their operating margin in 2009 as compared to 2008.

        U.S. Wholesale operating income decreased as a percentage of U.S. Wholesale net sales (operating margin) from 30.9% in 2008 to 25.0% in 2009 primarily due to the decrease in this segment's net sales and the addition of resources in 2009 to support our overall business growth.

        International operating income increased as a percentage of International net sales, from 41.9% in 2008 to 46.2% in 2009 primarily due to the increase in direct sales to customers versus wholesale distributors.

Interest Income, net

        Interest income, net was $0.2 million in 2009 compared to $1.1 million in 2008. While we had an increase in our cash equivalents and investments in 2009 compared to 2008, the average yield on our investments has decreased due to changes in the investment market and our shift to more conservative investments.

Provision for Income Taxes

        The effective tax rate was 39.1% for 2009 compared to 36.6% in 2008. In 2008, we implemented a tax planning strategy that retroactively changed our filing status in certain states, which reduced our cumulative tax provision by $1.5 million. We also finalized our 2007 tax returns during the 2008 period, which included additional analysis of our federal and state tax obligations; as a result of this analysis, we reduced our income tax provision in 2008 by $0.6 million. These factors were the primary drivers resulting in a lower effective tax rate of 36.6% in 2008.

Net Income and Earnings Per Diluted Share

        Net income was $47.3 million in 2009 compared to $44.4 million in 2008, an increase of 6.7%. This increase is attributable primarily to the increase in net sales. Earnings per diluted share increased 4.9% from $1.83 in 2008 to $1.92 in 2009.

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

Financial Condition

        Net cash provided by operating activities was $66.5 million in 2009 compared to $49.1 million in 2008. The $17.4 million increase was primarily due to continued segment mix shift towards the Consumer Direct segment, as this segment's sales become cash quicker than the wholesale business, which extends credit to many customers.

        Net cash used in investing activities was $15.3 million in 2009 compared to $12.7 million in 2008. This increase of $2.6 million is primarily due to an increase in capital expenditures of $1.9 million, primarily from the implementation of a new technology system in 2009.

        Net cash used in financing activities was $3.0 million in 2009 compared to net cash used of $7.9 million in 2008. Our primary financing activity in both 2009 and 2008 were cash payments on behalf of our employees who had us withhold common stock to satisfy their minimum statutory income tax withholdings on restricted share awards that vested and options that were exercised. The payment was higher in 2008 because approximately 837,000 stock options were exercised in that year while no stock options were exercised in 2009.

Liquidity and Capital Resources

        Our primary ongoing cash requirements are currently expected to be for our ongoing operations, capital expenditures for new branded retail stores, our expansion internationally, and information technology and other infrastructure needs. Management believes that cash flow from continuing operations and on-hand cash and cash equivalents will provide adequate funds for the foreseeable working capital needs and planned capital expenditures. Over the long term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We believe our cash, cash equivalents, short-term investments and future operating cash flows, as well as any potential future borrowing facilities, will be sufficient to fund scheduled future payments and potential long-term initiatives. The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions, and we cannot assure you that we would be able to obtain financing on favorable terms.

        We have investments in auction rate securities (ARS) which have experienced an illiquid market since 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest, and on November 11, 2008, we accepted the offers from these brokers. The first portion of the ARS, in the amount of $4.9 million, was purchased by the broker in January 2009 at par plus accrued interest, and the second portion, in the amount of $5.0 million, is expected to be purchased by the broker by July 2012, although we may instruct the broker to purchase these ARS beginning in June 2010. See Item 6A Quantitative and Qualitative Disclosures about Market Risk.

        Capital expenditures for 2010 are expected to approximate $20 million.

Tabular Disclosure of Contractual Obligations

        The following table sets forth, as of December 31, 2009, our scheduled contractual cash obligations due for each of the periods indicated below (dollar amounts in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	152,837	15,675	32,783	33,187	71,192
Purchase obligations	20,334	20,334	—	—	—

Total	$173,171	$36,009	$32,783	$33,187	$71,192

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

Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC")

        In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162," an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the "SEC") and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. We adopted this accounting standard in preparing the Consolidated Financial Statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K. The adoption of this accounting standard had no impact on retained earnings and did not have an impact on our financial position, results of operations or cash flows.

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

        Retail store sales are recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.truereligionbrandjeans.com are recognized upon estimated delivery of the shipment to the customers. E-commerce sales also are reduced by an estimate of returns. Retail store sales and E-commerce sales exclude sales taxes.

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

Inventories

        Slow-moving merchandise is typically sold at prices exceeding our cost in our outlet retail stores or to wholesale customers who specialize in off-price merchandise. As of December 31, 2009, we recorded reserves for slow-moving inventory of $0.5 million based upon analysis of balances on hand by style, recent sales trends, projected future sales, and historical markdown trends.

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

        FASB ASC 740: Accounting for Income Taxes ("FASB ASC 740") clarifies the accounting for uncertainty in income taxes recognized in financial statements. In accordance with FASB ASC 740, we regularly evaluate the likelihood of recognizing the benefit for income tax positions we have taken in various federal and state filings by considering all relevant facts, circumstances, and information available. For those benefits that we believe it is more likely than not that the benefit will be sustained, we recognize the largest amount we believe is cumulatively greater than 50% likely to be realized.

        We record interest and penalties, if any, on any underpayment of income taxes as a component of provision for income taxes and selling, general and administrative expenses, respectively.

New Accounting Pronouncements

        In April 2009, the FASB issued FASB ASC 825: Financial Instruments ("FASB ASC 825") (formerly FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). FASB ASC 825 which requires disclosure about the fair value of financial instruments in interim financial statements as well as in annual financial statements was effective for interim periods ending after June 15, 2009. We adopted the provisions of FASB ASC 825 during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

        In April 2009, the FASB issued FASB ASC 320: Investments—Debt and Equity Securities ("FASB ASC 320") (formerly FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). FASB ASC 320 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. It was effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We adopted the provisions of

FASB ASC 320 during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

        In April 2009, the FASB issued FASB ASC 820: Fair Value Measurements and Disclosures ("FASB ASC 820") (formerly FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). FASB ASC 820 clarifies when markets are not active or that market pricing may not actually reflect the "real" value of an asset. If a market is determined to be inactive and the market price is reflective of a distressed price, then an alternative method of pricing can be used to estimate fair value, such as a present value technique. FASB ASC 820 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. We adopted the provisions during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Exchange Rate Risk

        During 2008, we established a subsidiary in Japan, which operates a wholesale business and three outlet retail stores. All retail sales and some wholesale sales, as well as our operating expenses, are denominated in the local currency. Because these operations are not significant to our overall business, our exposure to fluctuations in the U.S. Dollar and the local exchange rates are not considered material as of December 31, 2009. We received United States dollars ("USD") for all other merchandise sales and licensing revenue during the year ended December 31, 2009. Merchandise purchases from contract manufacturers are denominated in USD.

Investments

        We have investments in auction rate securities (ARS) which have experienced an illiquid market since 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest, and on November 11, 2008, we accepted the offers from these brokers. The first portion of the ARS, in the amount of $4.9 million, was purchased by the broker in January 2009 at par plus accrued interest, and the second portion, in the amount of $5.0 million, is expected to be purchased by the broker by July 2012, although we may instruct the broker to purchase these ARS beginning in June 2010.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this Item is incorporated herein by reference to the Consolidated Financial Statements and Supplementary Data listed in Item 15 of Part IV of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

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

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management's report on internal control over financial reporting, and the related report of our independent public accounting firm, are included in Part II Item 8 Financial Statements and Supplementary Data in our Annual Report on Form 10-K under Management's Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, on pages F-2 and F-3 respectively, and are incorporated by reference.

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

  Changes in Internal Control Over Financial Reporting

        There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required under this item is included in our Proxy Statement for our 2010 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Item 11.    Executive Compensation.

        The information required under this item is included in our Proxy Statement for our 2010 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        The information required under this item is included in our Proxy Statement for our 2010 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required under this item is included in our Proxy Statement for our 2010 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Item 14.    Principal Accountant Fees and Services.

        The information required under this item is included in our Proxy Statement for our 2010 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

 PART IV.

Item 15.    Exhibits, Financial Statements Schedules.

(a)	(1)	FINANCIAL STATEMENTS—See Index to Consolidated Financial Statements of this Annual Report on Form 10-K.
	(2)	FINANCIAL STATEMENT SCHEDULES—See Index to consolidated Financial Statements on page F-1 hereof
	(3)	EXHIBITS—See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).
3.2	Amended and Restated Bylaws (incorporated by reference from our Form 8-K Current Report, filed December 12, 2008).
4.1	Specimen Common Stock Certificate (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).
4.2	Form of True Religion Apparel, Inc. 2009 Equity Incentive Plan Restricted Stock Award Certificate (incorporated by reference from our Registration Statement on Form S-8 filed on July 29, 2009).
4.3
Form of True Religion Apparel, Inc. 2009 Equity Incentive Plan Performance Award Certificate (Restricted Stock) (incorporated by reference from our Registration Statement on Form S-8 filed on July 29, 2009).
10.1
True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed on July 22, 2005).*
10.2	Form of Indemnification Agreement between True Religion Apparel, Inc. and its officers and directors (incorporated by reference from our Form 10-Q Quarterly Report, filed November 14, 2005).
10.3	Employment Agreement by and between the Company and Jeffrey Lubell dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed on January 10, 2006).*
10.4
Employment Agreement dated April 12, 2006, by and between the Company and Michael Buckley, effective as of April 24, 2006 (incorporated by reference from our Form 8-K Current Report, filed April 14, 2006).*
10.5
Standard Industrial/Commercial Single-Tenant Lease—Gross dated May 17, 2006, among ADJ Enterprises, Ltd., Guru Denim, Inc. and the Company (incorporated by reference from our Form 8-K Current Report, filed April 14, 2006).
10.6	Amendment to Employment Agreement dated May 31, 2006, by and between Jeffrey Lubell and the Company (incorporated by reference from our Form 8-K Current Report, filed June 5, 2006).*
10.7	Employment Letter, dated March 7, 2007, by and between the Company and Peter Collins (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).*

Exhibit No.	Description
10.8	Amendment to the True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).*
10.9	True Religion Apparel, Inc. Executive Cash Incentive Bonus Plan (incorporated by reference from our Form 8-K Current Report filed on April 3, 2008).*
10.10	Amendment No. 2 to Employment Agreement by and between the Company and Jeffrey Lubell dated September 12, 2008 (incorporated by reference from our Form 8-K Current Report filed September 17, 2008).
10.11	Letter Agreement, by and between the Company and Kelly Gvildys dated February 7, 2008. (incorporated by reference from our Form 10-K Annual Report filed on March 11, 1009)*
10.12	Amended and Restated True Religion Apparel, Inc. 2009 Equity Incentive Plan (incorporated by reference from our Registration Statement on Form S-8 filed on July 29, 2009).*
10.13	Employment Agreement by and between the Company and Lynne Koplin (incorporated by reference from our Form 8-K Current Report filed on January 6, 2010)*
10.14	Summary of Board of Directors Compensation.*†
10.15	Summary of Executive Officer Compensation (incorporated by reference from our Form 8-K Current Report filed January 10, 2008).*
14.1	True Religion Apparel, Inc. Code of Conduct (incorporated by reference from our Form 8-K Current Report filed October 8, 2008).
21.1	Subsidiaries of the Company†
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP†
24.1	Powers of Attorney.†
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.†
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.†
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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

TRUE RELIGION APPAREL, INC.
Dated: March 9, 2010	/s/ JEFFREY LUBELL Jeffrey Lubell Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JEFFREY LUBELL Jeffrey Lubell	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2010
/s/ PETER F. COLLINS Peter F. Collins	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2010
/s/ JOSEPH H. COULOMBE Joseph H. Coulombe	Director	March 9, 2010
/s/ G. LOUIS GRAZIADIO III G. Louis Graziadio III	Director	March 9, 2010
/s/ ROBERT L. HARRIS, II Robert L. Harris, II	Director	March 9, 2010
/s/ MARK S. MARON Mark S. Maron	Director	March 9, 2010
/s/ MARCELLO BOTTOLI Marcello Bottoli	Director	March 9, 2010

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

        Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        Our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
True Religion Apparel, Inc.
Vernon, California:

We have audited the internal control over financial reporting of True Religion Apparel, Inc. and Subsidiaries ("the Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated March 9, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
True Religion Apparel, Inc.
Vernon, California:

We have audited the accompanying consolidated balance sheets of True Religion Apparel, Inc. and Subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of True Religion Apparel, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 9, 2010

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par amounts)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$105,531	$57,245
Short-term investments	4,948	4,850
Accounts receivable, net of allowances:
From customers	27,214	10,043
From factor	3	23,060
Inventory	34,502	25,828
Deferred income tax assets	8,753	6,498
Prepaid expenses and other current assets	7,000	4,148

Total current assets	187,951	131,672
Property and equipment, net	39,693	28,006
Long-term investments	—	4,990
Other assets	2,162	1,784

TOTAL ASSETS	$229,806	$166,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$11,717	$10,633
Accrued salaries, wages and benefits	8,843	6,889
Income taxes payable	826	1,042

Total current liabilities	21,386	18,564

Long-term deferred rent	7,851	4,536
Long-term deferred income tax liabilities	2,715	1,102

Total long-term liabilities	10,566	5,638

Total liabilities	31,952	24,202

Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,250 and 24,450 issued and outstanding, respectively	3	2
Additional paid in capital	49,840	38,554
Retained earnings	147,809	103,508
Accumulated other comprehensive income, net of tax	202	186

Total stockholders' equity	197,854	142,250

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$229,806	$166,452

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Years Ended
	2009	2008	2007
Net sales	$311,001	$270,000	$173,256
Cost of sales	115,439	112,999	74,429

Gross profit	195,562	157,001	98,827
Selling, general, and administrative expenses	117,965	88,125	51,685

Operating income	77,597	68,876	47,142
Interest income, net	(169)	(1,065)	(1,803)

Income before provision for income taxes	77,766	69,941	48,945
Provision for income taxes	30,434	25,570	21,100

Net Income	$47,332	$44,371	$27,845

Earnings per share:
Basic	$1.97	$1.89	$1.21

Diluted	$1.92	$1.83	$1.16

Weighted average shares outstanding:
Basic	23,993	23,511	22,964

Diluted	24,659	24,270	23,949

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,332	$44,371	$27,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,492	3,427	2,044
Provision for bad debts	99	577	228
Stock-based compensation	11,899	10,297	5,731
Tax benefit from stock-based compensation	54	229	1,303
Excess tax benefit from stock-based compensation	(54)	(229)	(1,270)
Deferred income taxes	(642)	(128)	(2,636)
Other	206	305	—
Changes in operating assets and liabilities:
Accounts receivable from factor	23,057	(8,271)	(7,269)
Accounts receivable from customers	(17,278)	1,914	(4,828)
Inventory	(8,719)	(4,377)	(11,477)
Prepaid expenses and other current assets	(2,861)	(1,834)	(1,608)
Other assets	(280)	(448)	—
Accounts payable and accrued expenses	2,800	(825)	(29)
Accrued salaries, wages and benefits	1,954	2,831	2,150
Income taxes payable	(884)	(2,168)	(1,094)
Long-term deferred rent	3,315	3,391	720

Net cash provided by operating activities	66,490	49,062	9,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,082)	(18,187)	(8,765)
Purchases of investments	—	—	(17,505)
Sales of investments	4,900	5,550	2,105
Expenditures to establish trademarks	(128)	(81)	(228)

Net cash used in investing activities	(15,310)	(12,718)	(24,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Statutory tax withholding payment for stock-based compensation	(3,031)	(8,110)	(3,077)
Excess tax benefit from stock-based compensation	54	229	1,270
Proceeds from exercise of stock options	—	25	198

Net cash (used in) provided by financing activities	(2,977)	(7,856)	(1,609)

Effect of exchange rate changes in cash	83	71	—
Net increase (decrease) in cash and cash equivalents	48,286	28,559	(16,192)
Cash and cash equivalents, beginning of year	57,245	28,686	44,878

Cash and cash equivalents, end of year	$105,531	$57,245	$28,686

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)

	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at January 1, 2007	23,254	$2	$20,159	$—	$43,986	$64,147
Net income for the year ended December 31, 2007					27,845	27,845
Stock-based compensation			5,731	—		5,731
Issuance of restricted shares	347	—	—	—		—
Exercise of stock options	272	—	198	—		198
Retirement of common stock	(183)	—	—	—	(3,077)	(3,077)
Forfeiture of restricted shares	(103)	—	—	—
Tax benefit on stock-based compensation			403	—		403

Balance at December 31, 2007	23,587	2	26,491	—	68,754	95,247
Net income for the year ended December 31, 2008				—	44,371	44,371
Other comprehensive income, net:
Unrealized losses arising during year				(1,583)		(1,583)
Losses on available for sale securities reclassified to trading				1,583		1,583
Cumulative translation adjustment				186		186

Comprehensive net income						44,557
Stock-based compensation			10,297	—		10,297
Issuance of restricted shares	659	—	—	—		—
Exercise of stock options	836	—	1,537	—		1,537
Retirement of common stock	(583)	—	—	—	(9,617)	(9,617)
Forfeiture of restricted shares	(49)	—	—	—		—
Tax benefit on stock-based compensation			229	—		229

Balance at December 31, 2008	24,450	2	38,554	$186	103,508	142,250
Net income for the year ended December 31, 2009				—	47,332	47,332
Other comprehensive income, net
Cumulative translation adjustment				16		16

Comprehensive net income						47,348
Stock-based compensation			11,899	—		11,899
Issuance of restricted shares	1,135	1	(1)	—		—
Retirement of common stock	(223)	—	—	—	(3,031)	(3,031)
Forfeiture of restricted shares	(112)	—	—	—		—
Tax deficiency on stock-based compensation			(612)	—		(612)

Balance at December 31, 2009	25,250	$3	$49,840	$202	$147,809	$197,854

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

Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC")

        In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162," an accounting standard which established the Codification to become the single source of authoritative generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the "SEC") and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. We adopted this accounting standard in preparing the Consolidated Financial Statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K. The adoption of this accounting standard had no impact on retained earnings and did not have an impact on our financial position, results of operations or cash flows.

Fair Value Measurements

        We use the fair value measurement hierarchy which is based on the inputs used to measure fair value. The following is a list of defined levels in the fair value hierarchy based on the data and/or methods used to determine fair value:

  •
  Level 1:  Quoted market prices in active markets for identical assets or liabilities

  •
  Level 2:  Observable market-based inputs or unobservable inputs that are corroborated by market data

  •
  Level 3:  Unobservable inputs reflecting the reporting entity's own assumptions

        We use observable market inputs (quoted market prices) when measuring fair value and require a Level 1 quoted price to be used to measure fair value whenever possible. Our cash equivalents represent Level 1 investments, which are valued based on quoted market prices. Our auction rate securities represent Level 3 investments, which are valued based on broker quotes as well as subsequent auctions, if any (see Note 3).

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

        Retail store sales are recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.truereligionbrandjeans.com are recognized upon estimated delivery of the shipment to the customers. E-commerce sales also are reduced by an estimate of returns. Retail store sales and E-commerce sales exclude sales taxes. We recognize revenue associated with our gift cards upon redemption of the gift card.

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

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Classification of Certain Costs and Expenses

        We classify merchandise, inbound freight costs and out-bound shipping costs in cost of sales. Selling, general & administrative expenses ("SG&A") include merchandise design and pre-production, marketing and advertising, sales commissions, customer service, Consumer Direct expenses and general and administrative expenses. Consumer Direct expenses include wages and commissions, retail occupancy costs, supplies and direct segment management costs. General and administrative expenses include wages and performance compensation for our executive, finance, human resources, legal, and information systems departments, headquarters occupancy costs (including the portion used by the distribution function), and professional service costs. Included in selling, general and administrative expenses in the accompanying consolidated statements of income are handling charges of $4.0 million, $3.6 million and $2.8 million in 2009, 2008 and 2007, respectively.

Advertising Costs

        Advertising costs, including the costs to produce advertising, are expensed when the advertisement is first exhibited. Cooperative advertising costs paid to wholesale customers are expensed as an advertising cost because the identified advertising benefit is sufficiently separable from the purchase of our products by the wholesale customers and the fair value of such benefit is reasonably measurable. These advertising expenses are recorded as a component of SG&A in the accompanying consolidated statements of income.

        Advertising expenses amounted to $5.4 million, $3.9 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Comprehensive Income

        Comprehensive income for the years ended December 31, 2009 and 2008, consists of net income, adjustments to available for sale securities and cumulative translation adjustments. For the year ended December 31, 2007, comprehensive income equals net income as we had no other comprehensive income items.

Net Income per Common Share

        Net income per common share is determined in accordance with FASB ASC 260: Earnings per Share. Basic net income per common share is computed based upon the weighted average number of common shares outstanding, and diluted net income per common share is computed based upon the weighted average number of common shares outstanding plus dilutive common share equivalents outstanding during the periods using the treasury stock method. Dilutive common share equivalents consist of incentive stock options, non-qualified stock options and restricted stock awards, other than performance awards which are excluded from diluted shares outstanding until the performance condition is achieved. Once the performance condition is achieved on performance awards, the shares are included in diluted common share equivalents weighted retroactive to the grant date.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007
Basic	23,993	23,511	22,964
Dilutive effect of unvested restricted stock awards and stock options	666	759	985

Diluted shares	24,659	24,270	23,949

Stock-Based Compensation

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

Cash and Cash Equivalents

        We consider all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair market value. At December 31, 2009, cash equivalents consist of an investment in a money market fund that that invest only in U.S. Treasury securities.

Accounts Receivable

        Management evaluates our accounts receivables to estimate if they will ultimately be collected. In performing this evaluation, significant judgment is used, including an analysis of specific risks on a customer-by-customer basis for larger accounts. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible. Based on historical losses, existing economic conditions and collection practices, our allowance for doubtful accounts has been estimated to be $0.3 million and $0.3 million at December 31, 2009 and 2008, respectively. Our actual credit losses for the periods presented have not significantly exceeded management's estimates.

Concentration of Credit Risks

        For the years ended December 31, 2009 and 2008, sales to one customer accounted for 15% of our net sales. As of December 31, 2009, 27% and 10% of our net accounts receivable were due from two of our customers. As of December 31, 2008, our Accounts Receivable from Factor, in the amount of $23.1 million, was due from Merchant Factor, which uses the collection function of a U.S. based

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial institution to collect the receivables that Merchant Factors purchased from us. Certain of our U.S. Wholesale customers remitted their payments for goods they purchased on credit to the financial institution; the financial institution transferred the collections to Merchant Factor, and Merchant Factor transferred to us the moneys that it received on these receivables. In July 2009, we notified Merchant Factor that we would no longer sell accounts receivable to them, thereby eliminating this concentration of credit risk. As of December 31, 2009, we had $3,000 in outstanding factor receivables.

Inventories

        Wholesale and Consumer Direct inventories are stated at the lower of cost or market value. Cost is determined using the average cost which approximates the first-in, first-out method.

        Slow-moving merchandise is typically sold at prices exceeding our cost in our outlet retail stores or to wholesale customers who specialize in off-price merchandise. As of December 31, 2009, we recorded reserves for slow-moving inventory of $0.5 million based upon analysis of balances on hand by style, recent sales trends, projected future sales, and historical markdown trends.

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

Property and Equipment, Net

        Property and equipment, net, is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets, which are typically three years for computer systems and equipment, and trade show booths, five years for furniture & fixtures and machinery & equipment, and three to ten years for leasehold improvements. Leasehold improvements are depreciated over periods equal to the shorter of the estimated useful lives of the respective assets or the lease term.

        Expenditures for repairs and maintenance are charged to operations as incurred, while renewals and betterments are capitalized.

        Property and equipment are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that estimated future discounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its estimated discounted net cash flows.

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

        In accordance with FASB ASC 740: Accounting for Income Taxes ("FASB ASC 740"), we regularly evaluate the likelihood of recognizing the benefit for income tax positions we have taken in various federal and state filings by considering all relevant facts, circumstances, and information available. For those benefits that we believe it is more likely than not that the benefit will be sustained, we recognize the largest amount we believe is cumulatively greater than 50% likely to be realized. The adoption of FASB ASC 740 had no impact on our consolidated financial statements.

        We record interest and penalties, if any, on any underpayment of income taxes as a component of provision for income taxes and SG&A, respectively, in the accompanying consolidated statements of income.

Leases

        We lease our corporate headquarters facility and all of our branded retail stores. All of these leases are classified as operating leases and they expire at various dates through 2021. We have no significant individual or master lease agreements.

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

        In some lease agreements, we receive landlord incentives to reimburse us for leasehold improvements. These incentives are recorded as a deferred rent credit and recognized as a reduction to rent expense on a straight-line basis over the lease term. As of December 31, 2009 and 2008, landlord incentives comprised $3.5 million and $2.0 million, respectively, of the deferred rent credit balance.

Recently Issued Accounting Pronouncements

        In April 2009, the FASB issued FASB ASC 825: Financial Instruments ("FASB ASC 825") (formerly FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). FASB ASC 825 which requires disclosure about the fair value of financial instruments in interim financial statements as well as in annual financial statements was effective for interim periods ending after June 15, 2009. We adopted the provisions of FASB ASC 825 during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In April 2009, the FASB issued FASB ASC 320: Investments—Debt and Equity Securities ("FASB ASC 320")-10-65 (formerly FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). FASB ASC 320 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. It was effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We adopted the provisions of FASB ASC 320 during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

        In April 2009, the FASB issued FASB ASC 820: Fair Value Measurements and Disclosures ("FASB ASC 820") (formerly FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). FASB ASC 820 clarifies when markets are not active or that market pricing may not actually reflect the "real" value of an asset. If a market is determined to be inactive and the market price is reflective of a distressed price, then an alternative method of pricing can be used to estimate fair value, such as a present value technique. FASB ASC 820 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. We adopted the provisions during the second quarter of 2009, and the adoption did not have a significant impact on our financial position, cash flows or disclosures.

Reclassifications

        We have reclassified certain prior period amounts to conform to the current year presentation. We have revised our previously reported consolidated statements of cash flows for the year ended December 31, 2008 and 2007 to reflect a decrease in the provision for bad debts of $0.5 million and an increase in the provision for bad debts of $0.5 million, respectively. The corresponding offset to these adjustments was to accounts receivable from factor. These revisions reflect a reclassification of the provision for sales returns, which was previously included in provision for bad debts and returns to accounts receivable from factor.

NOTE 3—CASH EQUIVALENTS AND INVESTMENTS

        As of December 31, 2009, we held $94.3 million of cash equivalents measured at fair value using quoted prices in active markets (Level 1 input).

        Our investments consist of auction rate securities. Auction rate securities ("ARS") are variable rate bonds whose interest rate is periodically reset, typically every seven, 28, or 35 days. The underlying securities have contractual maturities from 2034 through 2039. As of December 31, 2009, we held five auction rate securities with an aggregate par value of $5.0 million and a fair value of $4.6 million. These securities are collateralized by higher education funded student loans and are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). These securities have continued to pay their scheduled cash interest payments.

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

October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest. We accepted the offers from these brokers, providing us rights related to our ARS (the "Rights"). The first portion of the ARS, with a par amount of $4.9 million, was purchased by one broker in January 2009 at par plus accrued interest, and the second portion, with a par amount of $5.0 million, is expected to be purchased by the second broker by July 2012, although the broker may purchase these at any time and we may instruct the broker to purchase these ARS beginning in June 2010. Based on our ability to sell the remaining ARS in the next year, we transferred the remaining ARS from long-term to short-term during the third quarter of 2009.

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

        Our ARS and put option represent Level 3 assets. Our ARS are recorded at fair value using broker quotes. We have elected to measure the put option at fair value, in order to match the changes in the fair value of the ARS. The fair value of the put option is determined by an internally developed discounted cash flow model. We expect that future changes in the fair value of the put option will approximate fair value movements in the related ARS. The following table provides a summary of changes in fair value of our Level 3 financial assets during the year ended December 31, 2009 (amounts in thousands):

	Level 3 Assets
	Short-Term			Long-Term
	ARS	Put Option	Total	ARS	Put Option	Total
Balance at December 31, 2007	$—	$—	$—	$—	$—	$—
Transfers to Level 3, including accrued interest	15,545		15,545
Transfers to long-term	(5,000)		(5,000)	5,000		5,000
Net settlements	(5,550)		(5,550)
Realized gain (loss) included in interest income, net	(1,732)		(1,732)	(886)		(886)
Revaluation of put option included in interest income, net		1,587	1,587		876	876

Balance at December 31, 2008	3,263	1,587	4,850	4,114	876	4,990
Transfer to short-term	4,618	347	4,965	(4,618)	(347)	(4,965)
Net settlements	(3,288)	(1,587)	(4,875)	(25)		(25)
Realized gain (loss) included in interest income, net	(45)		(45)	529		529
Revaluation of put option included in interest income, net		53	53		(529)	(529)

Balance at December 31, 2009	$4,548	$400	$4,948	$—	$—	$—

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACCOUNTS RECEIVABLE

        We recorded the following allowances against our accounts receivable as of December 31 (amounts in thousands):

	2009	2008
Reserve for returns	$606	$474
Reserve for chargebacks	467	439
Reserve for bad debt	297	266

Total	$1,370	$1,179

        In addition to the above reserves, we recorded an allowance for trade discounts of $0.6 million as of December 31, 2009 and $0.8 million as of December 31, 2008.

NOTE 5—INVENTORY

        Inventories consisted of the following as of December 31 (amounts in thousands):

	2009	2008
Raw Materials	$604	$453
Work-in-Progress	1,800	1,709
Finished Goods	32,098	23,666

Total	$34,502	$25,828

NOTE 6—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following as of December 31 (amounts in thousands):

	2009	2008
Computer systems and equipment	$7,943	$1,885
Furniture and fixtures	4,009	2,777
Leasehold improvements	34,154	22,252
Machinery and equipment	2,305	1,544
Trade show booths	1,013	897
Construction in progress	2,728	4,670

	52,152	34,025
Less: accumulated depreciation	12,459	6,019

Property and equipment, net	$39,693	$28,006

        Construction in progress at December 31, 2009 and 2008 represents the capital expenditures for leasehold improvements that will be used in our new branded retail stores. Also included in construction in progress at December 31, 2008 were capital expenditures associated with the implementation of a new information technology system. When these projects are completed, these balances are transferred to the appropriate property and equipment category and depreciated according to their useful life.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income, was $6.3 million, $3.4 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consisted of the following as of December 31 (amounts in thousands):

	2009	2008
Accrued expenses	$2,714	$5,134
Accrued sales and use taxes	2,025	1,086
Accounts payable	1,602	1,956
Accrued percentage rent	1,367	614
Other	4,009	1,843

Accounts payable and accrued expenses	$11,717	$10,633

NOTE 8—LICENSING REVENUE

        We have six license agreements whereby we granted to the licensee the right to use the True Religion Brand Jeans trademark and related intellectual property. Each licensee is required to pay us an annual royalty fee equal to the greater of a percentage of the licensee's actual annual net sales or minimum annual net sales (as defined in the underlying agreement). Additionally, each licensee will pay us an annual minimum advertising contribution fee equal to a percentage of the minimum annual net sales (as defined in the underlying agreement).

        Each licensee was also required to make non-refundable advance royalty payments which are to be credited against the first dollars of royalties that become due under the agreement and the minimum royalty guarantee. These payments are recognized ratably as revenue over the contract year (as defined) of the license agreement as a component of net sales in the accompanying consolidated statements of income. The unearned minimum advance payments are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets and total $0.2 million and $0.1 million at December 31, 2009 and 2008, respectively. We recognized licensing revenue of $4.3 million, $1.4 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007 as a component of net sales in the accompanying consolidated statements of income. These licensing revenues included prepayments recognized ratably and estimated sales and royalties based on information obtained from the licensee.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Future minimum annual royalty and advertising contribution fees as of December 31, 2009 are summarized as follows (amounts in thousands):

Year ending December 31,	Royalties	Advertising Contribution
2010	$3,888	$1,004
2011	3,106	729
2012	1,524	201
2013	480	—
2014	—	—
Thereafter	—	—

Total minimum royalty and advertising fees	$8,998	$1,934

NOTE 9—STOCK-BASED COMPENSATION

        On April 7, 2009, our Board of Directors approved the True Religion Apparel, Inc. 2009 Equity Incentive Plan (the "2009 Incentive Plan") which was approved by the shareholders at our Annual Shareholder Meeting on June 2, 2009. Upon approval of the 2009 Incentive Plan by the shareholders, grants under the Company's 2005 Stock Incentive Plan (the "2005 Incentive Plan") were discontinued and any shares available for issuance under the 2005 Incentive Plan were rolled into the 2009 Incentive Plan.

        We recognize stock-based compensation expense either on the straight-line or the graded attribution (accelerated) method over the requisite service period. The following table summarizes our annual stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income (amounts in thousands):

	December 31,
	2009	2008	2007
Restricted stock grants, net of estimated forfeitures	$11,899	$10,297	$5,412
Stock options	—	—	319

Stock-based compensation expense, before tax benefits	11,899	10,297	5,731
Tax benefits	4,502	2,732	1,162

Stock-based compensation expense, net	$7,397	$7,565	$4,569

Restricted Stock Awards

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

        During the years ended December 31, 2009 and 2008, we awarded 1,135,194 and 658,958 shares, respectively, of restricted stock to employees, officers and directors which vest over a period of zero to three years. Included in the shares awarded in 2009 are 801,692 shares that vest in 2010 and 2011 that

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were based on earnings targets for 2009. The fair value of these restricted shares, based on the price of our common stock at the date of grant, was $12.9 million and $12.0 million, respectively. Our policy for attributing the value of graded vesting share-based payments is the straight-line single option approach for grants with only service conditions and the graded attribution (accelerated) method for grants with performance conditions.

        During 2007, we implemented a practice of withholding common shares, upon an employee's request, to satisfy employee minimum statutory income tax withholdings for restricted shares as they vest. During the years ended December 31, 2009, 2008 and 2007, we withheld 223,275, 150,926 and 115,144 shares for a total value of $3.0 million, $2.8 million and $1.8 million, respectively. These amounts are recorded as tax withholding payment for share-based compensation as a financing activity in the accompanying 2009 and 2008 consolidated statements of cash flows.

        The following table summarizes our restricted stock activities for the year ended December 31, 2009 (dollar amounts in thousands except per share data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Non-vested, beginning of year	751,966	$17.49
Granted	1,135,194	$11.36
Vested	(577,050)	$16.80
Forfeitures	(111,622)	$11.45

Non-vested, end of year	1,198,488	$12.79	1.0	$22,160

        As of December 31, 2009 and 2008, we estimated a forfeiture rate of 3.4% and 4.6%, respectively, based on historical experience. The aggregate intrinsic value of restricted stock outstanding as of December 31, 2009 and 2008, adjusted for estimated forfeitures, was $21.4 million and $8.8 million, respectively. As of December 31, 2009, the total unamortized stock-based compensation expense related to the restricted shares was $5.3 million, which is expected to be recognized over a weighted average period of 1.0 year. The total fair value of restricted stock vested during the year ended December 31, 2009, 2008 and 2007 was $9.7 million, $7.0 million and $5.7 million, respectively.

Stock Options

        Stock options were granted under the prior plans. Option grants were for a term of five years and vested over a period of zero to three years. We did not grant any new stock options during the years ended December 31, 2009, 2008 and 2007, and all options previously granted have been exercised or forfeited.

        In 2007, we recognized $0.3 million of compensation expense for stock options that were granted and modified under APB 25. Such expenses represents the intrinsic value of options modified for which an employee who terminated in 2007 would not have received such options had the vesting terms not been accelerated.

        During the year ended December 31, 2009, no options to acquire shares of our common stock were exercised. During the year ended December 31, 2008, options to acquire 836,665 shares of our common stock were exercised, of which 432,255 of these shares were withheld by us to meet the related employee minimum statutory income tax withholding requirement of $5.3 million and exercise price of $1.5 million. During the year ended December 31, 2007, options to acquire 271,667 shares of our

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock were exercised, of which 67,848 of these shares were withheld by us to meet the related employee minimum statutory income tax withholding requirement of $1.3 million. The minimum statutory income tax withholding amounts are recorded as tax withholding payments for stock-based compensation as a financing activity in the accompanying consolidated statements of cash flows.

        The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $11.6 million and $4.6 million, respectively.

        We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options. We also receive a tax deduction that may be different than our financial statement expense for restricted stock when it vests. FASB ASC 718: Compensation—Stock Compensation ("FASB ASC 718") requires cash flows resulting from tax benefits in excess of the related stock-based compensation to be classified as part of cash flows from financing activities. In accordance with FASB ASC 718, we reported $0.1 million, $0.2 million and $1.3 million, respectively, of excess tax benefits as financing cash flows for the years ended December 31, 2009, 2008 and 2007. The total tax (deficit) benefit realized from stock option exercises or restricted stock vesting for the years ended December 31, 2009, 2008 and 2007 was ($0.6) million, $0.2 million and $1.3 million, respectively. Cash received from stock option exercises was less than $0.1 million and $0.2 million for the years ended December 31, 2008 and 2007, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Leases

        We lease our headquarters facility and retail store locations under operating lease agreements expiring on various dates through January 2021. Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being recorded and amortized over the initial lease term on a straight-line basis. We have options to renew certain leases under various terms as specified within each lease agreement. We have no capitalized lease obligations.

        As of December 31, 2009, we had entered into a total of 95 lease agreements, which consists of 87 retail stores in the U.S., three retail stores in Japan, our headquarters facility in Vernon, California which includes a parking annex, showrooms in Los Angeles and New York, and an administrative office in Japan. Our leased properties aggregate 313,000 square feet of space, which consists of 133,000 square feet for our headquarters, 172,000 square feet of retail space and 8,000 square feet of showroom space. Our lease agreements for 81 of the retail stores leases require payment of a percentage of sales, ranging from 4% to 15%, if our net sales at the retail store exceed a defined threshold. As of December 31, 2009 we had 70 retail stores that were open in the U.S., 17 that had not been opened yet and three retail stores open in Japan.

        Rent expense was $16.2 million, $9.3 million and $3.7 million in 2009, 2008 and 2007, respectively. These amounts include contingent rental expense of $1.6 million, $0.8 million and $0.2 million in 2009, 2008 and 2007, respectively.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Future minimum lease payments under these operating leases as of December 31, 2009 are summarized as follows (amounts in thousands):

Year ending December 31,
2010	$15,675
2011	16,464
2012	16,319
2013	16,635
2014	16,552
Thereafter	71,192

Total minimum lease payments	$152,837

        Subsequent to December 31, 2009, we entered into one new retail lease, which has an expiration date of January 2021 and future minimum lease payments of approximately $1.4 million.

Legal Proceedings

        From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of business. We do not believe that these routine matters are material to our business or financial condition.

NOTE 11—INCOME TAXES

        Income tax expense consists of the following for the years ended December 31 (amounts in thousands):

	2009	2008	2007
Current income tax:
Federal	$23,967	$22,475	$18,591
State and local	7,098	3,191	5,145
Foreign	11	—	—

Total current income tax expense	31,076	25,666	23,736

Deferred income taxes:
Federal	(480)	401	(2,219)
State and local	(334)	(423)	(417)
Foreign	172	(74)	—

Total deferred income tax benefit	(642)	(96)	(2,636)

Total income tax expense	$30,434	$25,570	$21,100

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of the statutory Federal Income tax rate to the effective tax rate on income before provision for income taxes for the years ended December 31 is as follows:

	2009	2008	2007
Tax provision at statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.7	2.5	6.3
Excess compensation under IRC Sec. 162(m)	—	1.2	3.0
Domestic production deduction	(1.8)	(2.0)	(1.7)
Tax exempt interest	—	(0.3)	(0.7)
Interest exposure	—	—	0.7
Other	0.2	0.2	0.5

Effective tax rate	39.1%	36.6%	43.1%

        Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts recorded for income tax purposes. The major components of deferred tax assets and liabilities are as follows as of December 31 (amounts in thousands):

	2009	2008
Current deferred tax assets:
Compensation	$4,629	$3,092
Inventory	1,821	1,004
Accrued interest	20	317
Bad debt	116	105
State taxes, net of federal benefits	1,496	1,454
Other	671	526

Total current deferred tax assets	8,753	6,498

Long term deferred tax (liability) asset:
Lease incentives	1,891	1,109
Fixed assets	(4,606)	(2,211)

Total long-term deferred tax (liability) asset	(2,715)	(1,102)

Total net deferred tax asset	$6,038	$5,396

        Our federal income tax return for 2006 through 2008 remains subject to examination, and our state income tax returns for 2005 through 2008 remain subject to examination. As of December 31, 2009 and 2008, our reserves for unrecognized tax benefits are not material to the consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—EARNINGS PER SHARE

        The following is a reconciliation of the shares used to compute basic and diluted earnings per share is shown in the table for the years ended December 31 (in thousands, except per share information):

	2009	2008	2007
Net income	$47,332	$44,371	$27,845

Basic shares	23,993	23,511	22,964
Dilutive effect of unvested restricted stock awards and stock options	666	759	985

Diluted shares	24,659	24,270	23,949

Earnings per share—basic	$1.97	$1.89	$1.21
Earnings per share—diluted	$1.92	$1.83	$1.16

NOTE 13—COMPREHENSIVE INCOME

        Comprehensive income consists of net income, unrealized gain (loss) on available-for-sale investments and cumulative translation adjustments. A reconciliation of other comprehensive income is shown in the table for the years ended December 31 (amounts in thousands):

	2009	2008	2007
Net income	$47,332	$44,371	$27,845
Unrealized losses on investments
Unrealized losses arising during year, net of taxes of $890	—	(1,583)	—
Losses on available for sale securities reclassified to trading, included in net income, net of taxes of $890 (See Note 3)	—	1,583	—
Cumulative translation adjustment	16	186	—

Comprehensive income	$47,348	$44,557	$27,845

NOTE 14—SEGMENT INFORMATION

        The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 2). The U.S. Wholesale segment sells merchandise to select department stores, specialty and off-price retailers and boutiques in the United States. The International segment sells merchandise, often at a discount to our wholesale list price, primarily to foreign distributors, who in turn sell the merchandise to retailers in specific territories. Beginning in the third quarter of 2008, the International segment operated two outlet retail stores in Japan, then added a third store in the second quarter of 2009. The Consumer Direct segment sells our merchandise and merchandise purchased from our licensees in our U.S. stores and e-commerce site. The U.S. Wholesale segment's operations include our design, distribution center and customer service departments. We evaluate the performance of each operating segment based on operating income.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Summarized financial information concerning our reportable segments is shown in the following table for the years ended December 31 (amounts in thousands):

	2009	2008	2007
Net sales:
Consumer Direct	$129,029	$75,314	$29,268
U.S. Wholesale	123,203	153,235	111,390
International	54,479	40,044	31,728
Other	4,289	1,407	870

Total net sales	$311,001	$270,000	$173,256

Gross profit:
Consumer Direct	$95,276	$57,669	$22,452
U.S. Wholesale	65,882	78,670	60,007
International	30,115	19,255	15,498
Other	4,289	1,407	870

Total gross profit	$195,562	$157,001	$98,827

Operating income:
Consumer Direct	$44,766	$27,810	$11,875
U.S. Wholesale	30,763	47,452	36,405
International	25,167	16,761	14,718
Other	(23,099)	(23,147)	(15,856)

Total operating income	$77,597	$68,876	$47,142

Capital expenditures
Consumer Direct	$14,437	$15,540	$5,300
U.S. Wholesale	1,673	810	3,465
International	347	378	—
Other	3,625	1,459	—

Total capital expenditures	$20,082	$18,187	$8,765

Total assets
Consumer Direct	$55,763	$36,603
U.S. Wholesale	31,159	43,030
International	16,897	8,362
Other	125,987	78,457

Total assets	$229,806	$166,452

        As of December 31, 2009 and 2008, $224.9 million and $164.9 million, respectively, of our assets were located in the United States. Also, at December 31, 2009 and 2008, we had accounts receivable due from foreign distributors of $8.0 million and $7.0 million, respectively, and trademarks of $0.2 million and $0.2 million, respectively, associated with foreign countries. The U.S. Wholesale segment had net sales to one customer, exceeding 10% of our net sales, that amounted to $41.1 million in 2009 and $39.2 million in 2008. Our 2009 net sales categorized by gender were approximately as follows: women—55%; men—41%; and kids—4%. Our 2008 net sales categorized by gender were approximately as follows: women—58%; men—38%; and kids—4%.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Retail occupancy costs included in Consumer Direct expenses amount to $16.5 million, $8.8 million and $3.3 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 15—QUARTERLY INFORMATION (UNAUDITED)

        The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008 (amounts in thousands, except per share data):

Year ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$63,624	$72,116	$82,423	$92,838
Gross profit	$38,719	$44,800	$53,334	$58,709
Net income	$7,625	$10,987	$14,085	$14,635
Earnings per share:
Basic	$0.32	$0.46	$0.59	$0.61
Diluted	$0.32	$0.45	$0.58	$0.59

Year ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$53,432	$64,158	$79,420	$72,990
Gross profit	$30,485	$36,888	$46,364	$43,264
Net income	$6,947	$9,281	$15,437	$12,707
Earnings per share:
Basic	$0.30	$0.39	$0.65	$0.54
Diluted	$0.29	$0.39	$0.64	$0.53

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

        During the years ended December 31, 2009, 2008 and 2007, we paid $31.1 million, $27.4 million and $23.1 million in taxes.

        As of December 31, 2009 and 2008, we had recognized the purchase of $0.8 million and $2.4 million, respectively, of property and equipment that had not yet been paid for. These amounts have been excluded from "Purchases of property and equipment" in the accompanying consolidated cash flows.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2009
Reserve for returns	$474	$829	$(697)	$606
Reserve for chargebacks	$439	$952	$(924)	$467
Reserve for bad debt	$266	$99	$(68)	$297
2008
Reserve for returns	$317	$298	$(141)	$474
Reserve for chargebacks	$385	$124	$(70)	$439
Reserve for bad debt	$244	$577	$(555)	$266
2007
Reserve for returns	$69	$248	$—	$317
Reserve for chargebacks	$735	$—	$(350)	$385
Reserve for bad debt	$371	$228	$(355)	$244