Form 10-Q
period 2010-03-31
TRUE RELIGION APPAREL INC
filed 2010-05-07
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended March 31, 2010

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

As of May 6, 2010 there were 25,409,120 shares of common stock outstanding.

TRUE RELIGION APPAREL, INC.

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$108,810	$105,531
Short-term investments	4,898	4,948
Accounts receivable, net of allowances	19,778	27,217
Inventory	33,698	34,502
Deferred income tax assets	4,325	8,753
Prepaid income taxes	13,033	—
Prepaid expenses and other current assets	6,310	7,000
Total current assets	190,852	187,951
Property and equipment, net	42,341	39,693
Other assets	2,205	2,162

TOTAL ASSETS	$235,398	$229,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$13,228	$11,717
Accrued salaries, wages and benefits	5,974	8,843
Income taxes payable	—	826
Total current liabilities	19,202	21,386
Long-term deferred rent	8,970	7,851
Long-term deferred income tax liabilities	2,324	2,715
Total long-term liabilities	11,294	10,566
Total liabilities	30,496	31,952

Commitment and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,419 and 25,250 issued and outstanding, respectively	3	3
Additional paid-in capital	56,710	49,840
Retained earnings	148,000	147,809
Accumulated other comprehensive income, net	189	202
Total stockholders’ equity	204,902	197,854

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$235,398	$229,806

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$77,872	$63,624

Cost of sales	27,897	24,905

Gross profit	49,975	38,719

Selling, general and administrative expenses	36,628	25,666

Operating income	13,347	13,053

Interest income, net	(23)	(18)

Income before provision for income taxes	13,370	13,071

Provision for income taxes	4,974	5,446

Net income	$8,396	$7,625

Earnings per share:
Basic	$0.35	$0.32
Diluted	$0.34	$0.32

Weighted average shares outstanding:
Basic	24,252	23,851
Diluted	24,884	23,953

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,396	$7,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,142	1,267
Provision for bad debts	105	39
Stock-based compensation	3,363	2,783
Tax benefit (deficiency) from stock-based compensation	3,506	(653)
Excess tax (benefit) deficiency from stock-based compensation	(3,506)	653
Deferred income taxes	4,037	3,408
Other	6	41
Changes in operating assets and liabilities:
Accounts receivable	7,334	10,647
Inventory	804	(2,356)
Prepaid expenses and other current assets	692	(512)
Accounts payable and accrued expenses	1,279	1,826
Accrued salaries, wages and benefits	(2,881)	(2,825)
Prepaid income taxes and income taxes payable	(13,858)	(31)
Long-term deferred rent	1,119	1,121
Net cash provided by operating activities	12,538	23,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,628)	(5,591)
Sales of investments	50	4,850
Expenditures to establish trademarks	(25)	(20)
Net cash used in investing activities	(4,603)	(761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Statutory tax withholding payment for stock-based compensation	(8,204)	(2,381)
Excess tax benefit (deficiency) from stock-based compensation	3,506	(653)
Net cash used in financing activities	(4,698)	(3,034)

Effect of exchange rate changes in cash	42	17

Net increase in cash and cash equivalents	3,279	19,255
Cash and cash equivalents, beginning of period	105,531	57,245
Cash and cash equivalents, end of period	$108,810	$76,500

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Description of the Business

True Religion Apparel, Inc. and subsidiaries (referred to in the Quarterly Report on Form 10-Q as “the Company,” “our,” “we,” or “True Religion”) designs, markets, sells and distributes premium fashion apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include pants, tops and jackets made from denim, fleece, corduroy and other fabrics. We are known for our unique fits and styling details. Through multiple wholesale and retail segments, our expanding product line reaches fashion-conscious consumers on six continents, including North America, Europe, Asia, Australia, Africa and South America.

We operate in four primary business segments: Consumer Direct, U.S. Wholesale, International, and Other. We sell directly to consumers through full-price branded retail stores, branded outlet stores and through our retail internet site located at www.truereligionbrandjeans.com.  Our U.S. Wholesale sales are made to leading upscale nationwide-retailers, boutiques and off-price retailers. The U.S. Wholesale segment includes our design, production, marketing, sales, distribution, credit, customer service, IT and accounting departments.  Our International sales are primarily made to distributors covering more than 50 countries on six continents. The distributors warehouse products at their expense and they ship to, and collect payment from, their customers directly. Also, some international sales are made directly to wholesale customers who operate retail stores.  In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. The licensing business is included in the Other segment.  Our corporate operations, which include the executive, legal, and human resources departments, are also included in the Other segment.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of True Religion Apparel, Inc. and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Religion Apparel, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC. The same accounting policies are followed for preparing quarterly and annual financial information. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Concentration of Credit Risks

During the three months ended March 31, 2010, no sales to any one customer accounted for more than 10% of our net sales.  During the three months ended March 31, 2009, sales to one customer accounted for approximately 13% of our net sales. As of March 31, 2010, 13% and 12% of our net accounts receivable were due from two of our customers. As of December 31, 2009, 27% and 10% of our net accounts receivable were due from two of our customers.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include reserves for customer returns; chargebacks; allowances for bad debts; inventory valuation; contingencies; fixed asset useful lives; income taxes and other tax contingencies; and the valuation of stock-based compensation and related forfeiture rates.

Recent Accounting Updates

There have been no new accounting updates issued during the three months ended March 31, 2010 as compared to the recent accounting pronouncements described in our Form 10-K for the year ended December 31, 2009 that are likely to have a significant impact on our financial position, results of operations, cash flows or disclosures.

Reclassifications

We have reclassified certain prior period amounts to conform to the current year presentation.  We have revised our previously reported consolidated balance sheet for the year ended December 31, 2009 to combine the accounts receivable from factor with accounts receivable from customers into one line item called accounts receivable, net of allowances.  Consistent with the change in presentation made in the year ended December 31, 2009 consolidated financial statements, we have also revised our condensed consolidated statement of cash flows for the three months ended March 31, 2009 to reflect a decrease in the provision for bad debts of $0.7 million.  The corresponding offset to this adjustment was an $0.8 million increase in accounts receivable and a $0.1 million decrease in accounts payable and accrued expenses.  This revision reflects a reclassification of the provision for sales returns, which was previously included in provision for bad debts and returns to accounts receivable. These reclassifications are not considered material to the condensed consolidated financial statements.

NOTE 3 — Cash Equivalents and Marketable Securities

As of March, 31, 2010, we held $97.1 million of cash equivalents measured at fair value using quoted prices in active markets (Level 1 input).

Our investments consist of auction rate securities. Auction rate securities (“ARS”) are variable rate bonds whose interest rate is periodically reset, typically every seven, 28, or 35 days. The underlying securities have contractual maturities from 2034 through 2039. As of March 31, 2010, we held five auction rate securities with an aggregate par value of $4.9 million and a fair value of $4.5 million.  These securities are collateralized by higher education funded student loans and are supported by the federal government as part of the Federal Family Education Loan Program (FFELP).  These securities have continued to pay their scheduled cash interest payments.

The Dutch auction process that periodically resets the applicable interest rate is intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context, enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there was an imbalance between buyers and sellers, the risk of a failed auction existed. The auction rate securities that we hold began to experience failed auctions in 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest.  We accepted the offers from these brokers, providing us rights related to our ARS (the “Rights”). The first portion of the ARS, with a par amount of $4.9 million, was purchased by one broker in January 2009 at par plus accrued interest, and the second portion, with a par amount of $4.9 million, is expected to be purchased by the second broker by July 2012, although the broker may purchase these at any time and we may instruct the broker to purchase these ARS beginning in June 2010.  Based on our intent and ability to sell the remaining ARS this year, we have classified the remaining ARS as short-term in the accompanying condensed consolidated balance sheets.

Our Rights related to our ARS represent firm commitments (an agreement with an unrelated party, binding on both parties and legally enforceable). The enforceability of the Rights results in a put option and is recognized as a freestanding asset separate from the ARS. We have elected to measure the put option at fair value, in order to match the changes in the fair value of the ARS. We expect that future changes in the fair value of the put option will approximate fair value movements in the related ARS.

Our ARS and put option represent Level 3 assets.  Our ARS are recorded at fair value using broker quotes. The fair value of the put option is determined by an internally developed discounted cash flow model. The following table provides a summary of changes in fair value of our Level 3 financial assets during the three months ended March 31, 2010 and 2009 (amounts in thousands):

	Level 3 Assets
	Short-Term			Long-Term
	ARS	Put Option	Total	ARS	Put Option	Total
Balance at December 31, 2009	$4,548	$400	$4,948	$—	$—	$—
Net settlements	(50)		(50)
Unrealized gain included in interest income, net	17		17
Revaluation of put option included in interest income, net		(17)	(17)
Balance at March 31, 2010	$4,515	$383	$4,898	$—	$—	$—

Balance at December 31, 2008	$3,263	$1,587	$4,850	$4,114	$876	$4,990
Net settlements	(3,263)	(1,587)	(4,850)
Unrealized gain (loss) included in interest income, net			—	584		584
Revaluation of put option included in interest income, net			—		(584)	(584)
Balance at March 31, 2009	$—	$—	$—	$4,698	$292	$4,990

NOTE 4 — Accounts Receivable

We recorded the following allowances against our accounts receivable (amounts in thousands):

	As of March 31,	As of December 31,
	2010	2009
Reserve for returns	$323	$606
Reserve for chargebacks	74	467
Reserve for bad debt	402	297
Total	$799	$1,370

In addition to the above reserves, we recorded an allowance for trade discounts of $0.5 million as of March 31, 2010 and $0.6 million as of December 31, 2009.

NOTE 5 — Inventory

Inventory consisted of the following (amounts in thousands):

	As of March 31,	As of December 31,
	2010	2009
Raw Materials	$855	$604
Work-in-Process	1,112	1,800
Finished Goods	31,731	32,098
Total	$33,698	$34,502

NOTE 6 — Property and Equipment, net

Property and equipment consisted of the following (amounts in thousands):

	As of March 31,	As of December 31,
	2010	2009
Computer systems and equipment	$8,435	$7,943
Furniture and fixtures	4,448	4,009
Leasehold improvements	36,707	34,154
Machinery and equipment	2,471	2,305
Trade show booths	1,326	1,013
Construction-in-progress	3,546	2,728
	56,933	52,152
Less accumulated depreciation	14,592	12,459
Property and equipment, net	$42,341	$39,693

Construction in progress at March 31, 2010 and December 31, 2009 represents the capital expenditures for leasehold improvements that will be used in our new branded retail stores. When these projects are completed, these balances are transferred to the appropriate property and equipment category and depreciated according to their useful life.

Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $2.1 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.

NOTE 7—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (amounts in thousands):

	As of March 31,	As of December 31,
	2010	2009
Accrued expenses	$3,531	$2,714
Accrued sales and use taxes	1,584	2,205
Accounts payable	4,996	1,602
Accrued percentage rent	673	1,367
Other	2,444	4,009
Accounts payable and accrued expenses	$13,228	$11,717

NOTE 8 — Stock-based Compensation

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

We recognize stock-based compensation expense either on the straight-line or the graded attribution (accelerated) method over the requisite service period. The following tables summarizes our stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Stock based compensation expense, net of forfeitures	$3,363	$2,783
Tax benefits	1,355	1,066
Stock based compensation expense, after tax benefits	$2,008	$1,717

Shares awarded under the 2009 and 2005 Incentive Plans entitle the shareholder to all the rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee of the Board of Directors and may not exceed 10 years. Restricted stock awards have generally been granted with vesting periods of up to three years. Subject to employment agreements entered into with senior executives, all unvested restricted shares are forfeited if the recipient of the restricted stock award no longer provides services, as defined, to us.

During the three months ended March 31, 2010 and 2009, we awarded 520,215 and 1,099,338 shares, respectively, of restricted stock to employees, officers and directors, which vest over a period of zero to three years. Included in the shares awarded in 2010 are 387,636 shares that may vest in 2011 and 2012 depending on if the Company achieves certain earnings targets in 2010. The fair value of these restricted shares for the months ended March 31, 2010 and 2009, based on the price of our common stock at the date of grant, was $14.7 million and $12.2 million, respectively. Our policy for attributing the value of graded vesting share-based payments is the straight-line single option approach for grants with only service conditions and the graded attribution (accelerated) method for grants with performance conditions.

We have a practice of withholding common shares, upon an employee’s request, to satisfy employee minimum statutory income tax withholdings for restricted shares as they vest.  During the three months ended March 31, 2010 and 2009, we withheld 339,927 and 190,211 shares for a total value of $8.2 million and $2.4 million, respectively. These amounts are considered a financing activity and recorded as tax withholding payment for share-based compensation in the accompanying condensed consolidated statements of cash flows.

The following table summarizes our restricted stock activities for the three months ended March 31, 2010 (dollar amounts in thousands except per share data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Non-vested, beginning of year	1,198,488	$12.79
Granted	520,215	$28.18
Vested	(808,166)	$13.09
Forfeitures	(12,030)	$22.56
Non-vested, end of period	898,507	$21.30	1.6	$27,279

As of March 31, 2010 and 2009, we estimated a forfeiture rate of 3.6% and 3.4%, respectively, based on historical experience.  The aggregate intrinsic value of restricted stock outstanding as of March 31, 2010 and 2009, adjusted for estimated forfeitures, was $15.0 million and $15.5 million, respectively.  As of March 31, 2010, the total unamortized stock-based compensation expense related to the restricted shares was $14.3 million, which is expected to be recognized over a weighted average period of 1.6 years.  The total fair value of restricted stock vested during the three months ended March 31, 2010 and 2009 was $10.6 million and $8.0 million, respectively.

NOTE 9 — Commitments and Contingencies

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

As of March 31, 2010, we had entered into a total of 100 long-term lease agreements, which consists of 89 retail stores in the U.S., four retail stores in Japan, one retail store in the U.K., our headquarters facility in Vernon, California, which includes a parking annex, showrooms in Los Angeles, New York and Atlanta, and an administrative office in Japan. Our leased properties aggregate 320,000 square feet of space, which consists of 133,000 square feet for our headquarters, 177,000 square feet of retail space and 9,000 square feet of showroom space.  Our lease agreements for 82 of the retail stores require payment of a percentage of sales, ranging from 4% to 15%, if our net sales at the retail store exceeds a defined threshold. As of March 31, 2010, we had 76 retail stores that were open in the U.S., 13 that had not been opened yet, three retail stores that were open in Japan, one that had not been opened yet, and one unopened retail store in the U.K..

Rent expense was $5.2 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively. These amounts include contingent rental expense of $0.5 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

Future minimum lease payments under these operating leases as of March 31, 2010 are summarized as follows (amounts in thousands):

2010 (remainder of year)	$12,639
2011	17,346
2012	17,188
2013	17,497
2014	17,422
Thereafter	74,619
Total minimum lease payments	$156,711

Legal Proceedings

From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of business. We do not believe that these routine matters are material to our business or financial condition.

NOTE 10 — Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended March 31,
	2010	2009
Net income	$8,396	$7,625

Basic shares	24,252	23,851
Dilutive effect of unvested restricted stock	632	102
Diluted shares	24,884	23,953

Earnings per share - basic	$0.35	$0.32
Earnings per share - diluted	$0.34	$0.32

For the three months ended March 31, 2010 and 2009, 30,488 and 340,167 weighted shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares.

NOTE 11 — Comprehensive Income

Comprehensive income consists of net income and cumulative translation adjustments. A reconciliation of other comprehensive income is shown in the table below (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$8,396	$7,625
Cumulative translation adjustment	(13)	(168)
Comprehensive income	$8,383	$7,457

NOTE 12 — Segment Information

Summarized financial information concerning our reportable segments is shown in the following table (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Net sales:
Consumer Direct	$38,774	$23,061
U.S. Wholesale	24,152	28,925
International	13,782	11,219
Other	1,164	419
	$77,872	$63,624

Gross Profit:
Consumer Direct	$28,481	$17,090
U.S. Wholesale	12,830	15,135
International	7,500	6,075
Other	1,164	419
	$49,975	$38,719

Operating income:
Consumer Direct	$12,528	$7,013
U.S. Wholesale	2,480	6,868
International	4,721	5,153
Other	(6,382)	(5,981)
	$13,347	$13,053

Capital expenditures:
Consumer Direct	$3,115	$4,387
U.S. Wholesale	1,013	362
International	487	76
Other	13	766
	$4,628	$5,591

Total assets:
Consumer Direct	$57,889	$44,360
U.S. Wholesale	29,464	30,709
International	17,426	4,030
Other	130,619	93,941
	$235,398	$173,040

NOTE 13 — Supplemental Disclosure of Cash Flow Information (amounts in thousands)

During the three months ended March 31, 2010 and 2009, we paid income taxes in the amount of $11.3 million and $2.7 million, respectively.

As of March 31, 2010, and 2009, we had recorded the purchase of $1.1 million and $1.4 million, respectively, of property and equipment that had not yet been paid for.  These amounts have been excluded from “Purchases of property and equipment” and “Accounts payable and accrued expenses” in the accompanying condensed consolidated cash flows.

ITEM 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions.  You may find some of these statements below and elsewhere in this Quarterly Report.  These forward-looking statements are not historical facts and are inherently uncertain and outside of our control.  Any or all of our forward-looking statements in this report may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  Many factors mentioned in our discussion in this report will be important to determining future results.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Factors that may cause our plans, expectations, future financial condition and results to change are described throughout this report and in our Annual Report on Form 10-K, particularly in “Risk Factors,” Part 1, Item 1A of that report, and include the following:

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

The forward-looking information set forth in this quarterly report on Form 10-Q is as of May 6, 2010, and we undertake no duty to update this information.  Shareholders and prospective investors can find information filed with the SEC after May 6, 2010 at our website at www.truereligionbrandjeans.com or at the SEC website at www.sec.gov.

RESULTS OF OPERATIONS

We design, market, distribute and sell premium apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include pants, tops and jackets, made from denim, fleece, corduroy and other fabrics. We are known for our unique fits and styling details. Through multiple wholesale and retail segments, our expanding product line reaches fashion-conscious consumers on six continents, including North America, Europe, Asia, Australia, Africa and South America. As of March 31, 2010, we had 76 retail stores in the United States compared to 70 as of December 31, 2009 and 49 as of March 31, 2009.

First Quarter 2010 Compared to First Quarter 2009

The following table summarizes our results of operations for the three months ended March 31, 2010 and 2009 (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2010		2009		Change
	Amount	%	Amount	%	Amount	%
Net sales	$77,872	100.0%	$63,624	100.0%	$14,248	22.4%
Gross profit	49,975	64.2%	38,719	60.9%	11,256	29.1%
Selling, general and administrative expenses	36,628	47.0%	25,666	40.3%	10,962	42.7%
Operating income	13,347	17.1%	13,053	20.5%	294	2.2%
Interest income, net	(23)	(0.0)%	(18)	(0.0)%	(5)	(27.8)%
Provision for income taxes	4,974	6.4%	5,446	8.6%	(472)	(8.7)%
Net income	$8,396	10.8%	$7,625	12.0%	$771	10.1%
Net income per share:
Basic	$0.35		$0.32		$0.03	9.4%
Diluted	$0.34		$0.32		$0.02	6.3%

Highlights

The sales growth we experienced in the first quarter of 2010 reflects the continued growth in our Consumer Direct business. The key highlights of 2010 were:

•                  Net sales increased 22.4% to $77.9 million.

•                  Consumer Direct net sales increased 68.1% to $38.8 million.

•                  Operating income increased 2.2% to $13.3 million.

•                  Net income increased 10.1% to $8.4 million.

•                  Earnings per diluted share increased 6.3% to $0.34 per diluted share.

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	March 31,		Change
	2010	2009	Amount	%
Consumer Direct	$38,774	$23,061	$15,713	68.1%
U.S. Wholesale	24,152	28,925	(4,773)	(16.5)%
International	13,782	11,219	2,563	22.8%
Other	1,164	419	745	177.8%
Total net sales	$77,872	$63,624	$14,248	22.4%

The following table summarizes percentage of total net sales by segment:

	March 31,		Change
	2010	2009	%
Consumer Direct	49.8%	36.2%	13.6%
U.S. Wholesale	31.0	45.5	(14.5)%
International	17.7	17.6	0.1%
Other	1.5	0.7	0.8%
Total net sales	100.0%	100.0%

Consumer Direct net sales increased 68.1% to $38.8 million as we finished the first quarter of 2010 with 76 stores compared to 49 stores at the end of the first quarter of 2009. In addition, our same store sales increased 18.2%, which includes 46 stores that have been open for at least 12 full months. During the remainder of 2010, we expect to open 21 branded retail stores in the United States and one store in Toronto, Canada.

U.S. Wholesale net sales decreased 16.5% to $24.2 million. In the first quarter of 2010, our net sales to off-price retailers decreased by $2.3 million to $6.4 million, which is in line with our 2010 planned reduction to these retailers of $10.0 million.  Our sales to “major” accounts, which consist of customers such as Nordstrom, Bloomingdale’s, Saks Fifth Avenue and Neiman Marcus, decreased 16.3% from the prior year. Our net sales to boutique customers decreased 5.3% in the first quarter of 2010 compared to the first quarter of 2009. At the end of 2009, we terminated our sales agency agreement and are now servicing U.S. Wholesale customers with our own direct sales team. We have increased our internal resources to serve these customers and expect to improve our future sales trends in this segment.

International net sales increased 22.8% to $13.8 million.  This increase was widespread with sales to our 10 largest international countries growing compared to last year. Increased net sales to Asia represented 43% of the increase and was driven by the addition of our Hong Kong-based Asia Pacific team in Q4 2009.  Our brand is less established outside the U.S., so this segment’s sales are growing in spite of the challenging retail environment in many international markets as our brand gains greater exposure. During the remainder of 2010, we expect to open two international branded retail stores, one in London, England and one in Tokyo, Japan.

Other net sales increased 177.8% to $1.2 million, due to increases in minimum royalties due under existing contracts.  Licensees’ contract years renew annually at which time minimum royalties increase.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	March 31,		Change
	2010	2009	Amount	%
Consumer Direct	$28,481	$17,090	$11,391	66.7%
U.S. Wholesale	12,830	15,135	(2,305)	(15.2)%
International	7,500	6,075	1,425	23.5%
Other	1,164	419	745	177.8%
Total gross profit	$49,975	$38,719	$11,256	29.1%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	March 31,		Change
	2010	2009	%
Consumer Direct	73.5%	74.1%	(0.6)%
U.S. Wholesale	53.1	52.3	0.8%
International	54.4	54.2	0.2%
Other	100.0	100.0	0.0%
Total gross margin	64.2%	60.9%	3.3%

Overall gross margin improved from 60.9% of net sales in the first quarter of 2009 to 64.2% of net sales in the first quarter of 2010 primarily due to the ongoing net sales mix shift towards the higher-margin consumer direct business.

The Consumer Direct gross margin decreased to 73.5% in the first quarter of 2010 from 74.1% in the same quarter in 2009 as a larger portion of Consumer Direct sales came from the outlet stores as compared to the full price store sales.

U.S. Wholesale gross margin increased to 53.1% in the first quarter of 2010 from 52.3% in the same quarter in 2009 primarily due to an increase in the gross margin of off-price sales resulting from a change in product mix.

Selling, General and Administrative Expenses

The following table presents selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	March 31,		Change
	2010	2009	Amount	%
Consumer Direct	$15,953	$10,077	$5,876	58.3%
U.S. Wholesale	10,350	8,267	2,083	25.2%
International	2,779	922	1,857	201.4%
Other	7,546	6,400	1,146	17.9%
Total selling, general and administrative expenses	$36,628	$25,666	$10,962	42.7%

The following table summarizes SG&A as a percentage of net sales (“SG&A rate”), by segment:

	March 31,		Change
	2010	2009	%
Consumer Direct	41.1%	43.7%	(2.6)%
U.S. Wholesale	42.9	28.6	14.3%
International	20.2	8.2	12.0%
Other	NM	NM	NM
Total SG&A rate	47.0%	40.3%	6.7%

The Consumer Direct SG&A increased $5.9 million, from $10.1 million in the first quarter of 2009 to $16.0 million in the first quarter of 2010.  This increase is directly related to the store expansion over the past year, from 49 stores at the end of March 2009 to 76 stores at the end of March 2010.  As a percentage of net sales, Consumer Direct SG&A decreased from 43.7% in the first quarter of 2009 to 41.1% in the first quarter of 2010 primarily due to the same store sales increase producing leverage on fixed costs.

U.S. Wholesale SG&A increased by $2.1 million, from $8.3 million in the first quarter of 2009 to $10.4 million in the first quarter of 2010 primarily due to additional spending to support our company-wide growth plans. In the fourth quarter of 2009, we began to transition the sales role for this segment from an independent sales agent to an in-house team. In connection with the termination of the sales agency agreement, we agreed that in the first half of 2010 we would pay the former agent sales commissions on 2010 sales that were ordered in 2009. Our selling expense was $0.6 million greater in the first quarter of 2010 than in the prior year period. We also increased advertising expense by $0.4 million and depreciation expense increased by $0.5 million as a result of the wholesale and financial IT system implemented in the second half of 2009.

The increase in International SG&A is linked to the ramp up of the Asia Pacific team, based in Hong Kong and the legal and other professional fees associated with our planned expansion of distribution in international markets.

Other SG&A increased $1.1 million, from $6.4 million in the first quarter of 2009 to $7.5 million in the first quarter of 2010. This increase is primarily attributable to an increase in the targeted 2010 performance-based compensation and the addition of our Chief Operating Officer in the beginning of 2010. Other SG&A, as a percentage of total net sales, decreased from 10.1% in the first quarter of 2009 to 9.7% in the first quarter of 2010 due to the increase is total net sales.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	March 31,		Change
	2010	2009	Amount	%
Consumer Direct	$12,528	$7,013	$5,515	78.6%
U.S. Wholesale	2,480	6,868	(4,388)	(63.9)%
International	4,721	5,153	(432)	(8.4)%
Other	(6,382)	(5,981)	(401)	6.7%
Total operating income	$13,347	$13,053	$294	2.3%

The following table summarizes operating income as a percentage of net sales (“operating margin”), by segment:

	March 31,		Change
	2010	2009	%
Consumer Direct	32.3%	30.4%	1.9%
U.S. Wholesale	10.3	23.7	(13.4)%
International	34.3	45.9	(11.6)%
Other	NM	NM	NM
Total operating income margin	17.1%	20.5%	(3.4)%

The Consumer Direct operating margin increased from 30.4% in the first quarter of 2009 to 32.3% in the first quarter of 2010 primarily due to the segment’s same store sales growth which has allowed us to gain leverage on fixed costs.

U.S. Wholesale operating margin decreased from 23.7% in the first quarter of 2009 to 10.3% in the first quarter of 2010 primarily because of the deleveraging of operating expenses as this segment’s net sales declined and the additional SG&A expenses described above.

International operating margin decreased from 45.9% in the first quarter of 2009 to 34.3% in the first quarter of 2010 primarily due to the increased SG&A expenses described above.

Interest Income, net

Net interest income was not significant in either the first quarter of 2010 or 2009.

Provision for Income Taxes

The effective tax rate was 37.2% for the first quarter 2010 compared to 41.7% for the first quarter of 2009. The prior period provision for income taxes included approximately $0.5 million relating to the adjustment of state income tax apportionment factors. This adjustment impacted the first quarter 2009 effective tax rate by approximately 400 basis points. When this adjustment is deducted from the 2009 effective tax rate, that rate is 37.7%, which is similar to the first quarter 2010 rate.

Net Income and Earnings Per Diluted Share

Net income was $8.4 million for the first quarter of 2010 compared to $7.6 million for the first quarter of 2009. This 10.1% increase is attributable to the factors discussed above, including changes in net sales, operating expenses and our effective tax rate. Earnings per diluted share increased 6.3% from $0.32 in the first quarter of 2009 to $0.34 in the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

In the first three months of 2010, cash and cash equivalents increased by $3.3 million from the beginning of the year. Cash inflows of $12.5 million from operating activities and $3.5 million from the excess tax benefit from stock-based compensation were partially offset by cash outflows for tax withholding payments for stock-based compensation of $8.2 million and capital expenditures of $4.6 million.

Operating Activities

Net cash provided by operating activities was $12.5 million in the first quarter of 2010, which is $10.5 million less than the $23.0 million generated in the first quarter of 2009. The decrease in cash provided by operating activities is primarily due to $11.3 million in income taxes paid in the first quarter of 2010 compared to $2.7 million paid in the first quarter of 2009. Our interim tax payments were greater in the first quarter of 2010 than in the comparable period of 2009 because we scheduled more tax payments in this quarter.

Investing Activities

Net cash used in investing activities was $4.6 million in the first quarter of 2010 compared to $0.8 million in the first quarter of 2009. This change of $3.8 million is primarily due to the decrease in the sale of investments from $4.9 million in the first quarter of 2009 to $0.1 million in the first quarter of 2010. Partially offsetting this was a decrease in capital expenditures from $5.6 million in the first quarter of 2009 to $4.6 million in the first quarter of 2010.  During the first quarter of 2009, we had $0.8 in capital expenditures for the new information technology system that was implemented in the third quarter of 2009. Our expenditures for new stores was consistent in both quarters.

Financing Activities

Net cash used in financing activities was $4.7 million in the first quarter of 2010 compared to $3.0 million in the first quarter of 2009. This increase is due to an increase in cash used for statutory tax withholding payments for stock-based compensation which was partially offset by an increase in the excess tax benefit from stock-based compensation. The timing of statutory tax withholding payments is linked to the vesting of restricted stock awards; over 90 percent of the restricted stock that we expect to vest in 2010 vested in the first quarter. These increases are primarily due to an increase in the number of shares vesting and an increase in our stock price during the first quarter of 2010 compared to the first quarter of 2009.

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

We have investments in auction rate securities (ARS) which have experienced an illiquid market since the first quarter of 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest, and on November 11, 2008, we accepted the offers from these brokers. The first portion of the ARS, in the amount of $4.9 million, was purchased by one broker in January 2009 at par plus accrued interest, and the second portion, in the amount of $4.9 million, is expected to be purchased by the second broker by July 2012, although we may instruct this broker to purchase these ARS beginning in June 2010. See Item 3 Quantitative and Qualitative Disclosures about Market Risk.

Capital expenditures for the remainder of 2010 are expected to approximate $15 million.

Contractual Obligations

As compared to December 31, 2009, the only material change in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K as of May 6, 2010 is the execution of five new retail leases which have future minimum lease payments of $5.8 million.  For additional information regarding our contractual obligations as of December 31, 2009, see Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2009.

Seasonality of Business

Due to the holiday shopping season in December, our U.S. Wholesale segment’s sales historically have been higher in the second half as compared to the first half of the year, and our Consumer Direct segment’s quarterly sales historically have been highest in the fourth quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the three months ended March 31, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 10, 2010.

RECENT ACCOUNTING UPDATES

The new accounting updates that were issued during the three months ended March 31, 2010 as compared to the recent accounting pronouncements described in our Form 10-K for the year ended December 31, 2009 are not likely to have a significant impact on our financial position, results of operations, cash flows or disclosures.

ITEM 3.                                                   Quantitative and Qualitative Disclosures About Market Risk

We operate a wholesale business and three outlet retail stores in Japan; most wholesale sales, all retail sales and all operating expenses are denominated in Japanese Yen. Because these operations are not significant to our overall business, our exposure to fluctuations in the U.S. Dollar and Japanese Yen exchange rate is not considered material as of March 31, 2010. We received United States dollars (“USD”) for all other merchandise sales and licensing revenue during the three months ended March 31, 2010. Merchandise purchases from contract manufacturers are denominated in USD.

We have investments in auction rate securities which have experienced an illiquid market since early 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest, and on November 11, 2008 we accepted the offers from these brokers. The first portion of the ARS, with a par amount of $4.9 million, was purchased by one broker in January 2009 at par plus accrued interest, and the second portion, with a par amount of $4.9 million, is expected to be purchased by the second broker by July 2012, although we may instruct this broker to purchase these ARS beginning in June 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                                                 Legal Proceedings

From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of our business. We do not believe that these routine matters are material to our business or financial condition.

ITEM 1A.                                        Risk Factors

In our 2009 Annual Report on Form 10-K, we discussed the Company’s risk factors in Part I, “Item 1A. Risk Factors.” Our risk factors are unchanged from those discussed in the 2009 Annual Report on Form 10-K.

ITEM 2.                                                 Unregistered Sales of Equity Securities and Use of Proceeds

 (a)                               None

 (b)                              None

 (c)                               See below.

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2010:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Per Share (a)	Announced Plan	Under the Plan
January 1, 2010 — January 31, 2010	45,523	$21.26	—	—
February 1, 2010 — February 28, 2010	260,822	$23.95	—	—
March 1, 2010 - March 31, 2010	33,582	$29.49	—	—
Total	339,927	$24.14	—	—

(a)                        These columns reflect the surrender to the Company of shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 3.                                                 Defaults Upon Senior Securities

 None

ITEM 4.                                                 (Removed and Reserved)

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

Date: May 6, 2010

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 6, 2010