Form 10-Q
period 2010-06-30
TRUE RELIGION APPAREL INC
filed 2010-08-05
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended June 30, 2010

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

As of August 5, 2010 there were 25,474,585 shares of common stock outstanding.

TRUE RELIGION APPAREL, INC.

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$120,996	$105,531
Short-term investments	1,850	4,948
Accounts receivable, net of allowances	23,884	27,217
Inventory	39,905	34,502
Deferred income tax assets	7,018	8,753
Prepaid income taxes	6,307	—
Prepaid expenses and other current assets	6,733	7,000
Total current assets	206,693	187,951
Property and equipment, net	43,224	39,693
Other assets	2,778	2,162

TOTAL ASSETS	$252,695	$229,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$14,588	$11,717
Accrued salaries, wages and benefits	9,034	8,843
Income taxes payable	—	826
Total current liabilities	23,622	21,386
Long-term deferred rent	9,747	7,851
Long-term deferred income tax liabilities	1,784	2,715
Total long-term liabilities	11,531	10,566
Total liabilities	35,153	31,952

Commitment and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,482 and 25,250 issued and outstanding, respectively	3	3
Additional paid-in capital	62,958	49,840
Retained earnings	154,194	147,809
Accumulated other comprehensive income, net	387	202
Total stockholders’ equity	217,542	197,854

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$252,695	$229,806

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$82,184	$72,116	$160,056	$135,740

Cost of sales	29,510	27,316	57,407	52,221

Gross profit	52,674	44,800	102,649	83,519

Selling, general and administrative expenses	40,692	26,867	77,320	52,533

Operating income	11,982	17,933	25,329	30,986

Interest expense (income), net	3	(21)	(20)	(39)

Income before provision for income taxes	11,979	17,954	25,349	31,025

Provision for income taxes	4,446	6,967	9,420	12,413

Net income	$7,533	$10,987	$15,929	$18,612

Earnings per share:
Basic	$0.31	$0.46	$0.65	$0.78
Diluted	$0.30	$0.45	$0.64	$0.77

Weighted average shares outstanding:
Basic	24,550	24,021	24,402	23,937
Diluted	24,742	24,149	24,809	24,085

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,929	$18,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,538	2,636
Provision for bad debts	211	118
Stock-based compensation	9,090	5,627
Tax benefit from stock-based compensation	4,027	81
Excess tax benefit from stock-based compensation	(4,027)	(81)
Deferred income taxes	807	1,252
Other	(454)	105
Changes in operating assets and liabilities:
Accounts receivable	3,147	6,828
Inventory	(5,310)	(5,536)
Prepaid expenses and other current assets	286	(1,968)
Accounts payable and accrued expenses	3,074	4,932
Accrued salaries, wages and benefits	192	(1,926)
Prepaid income taxes and income taxes payable	(7,132)	(2,549)
Long-term deferred rent	1,901	1,989
Net cash provided by operating activities	26,279	30,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,375)	(10,644)
Sales of investments	3,100	4,875
Expenditures to establish trademarks	(98)	(63)
Net cash used in investing activities	(5,373)	(5,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Statutory tax withholding payment for stock-based compensation	(9,544)	(2,844)
Excess tax benefit from stock-based compensation	4,027	81
Net cash used in financing activities	(5,517)	(2,763)

Effect of exchange rate changes in cash	76	19

Net increase in cash and cash equivalents	15,465	21,544
Cash and cash equivalents, beginning of period	105,531	57,245
Cash and cash equivalents, end of period	$120,996	$78,789

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

We operate in four primary business segments: U.S. Consumer Direct, U.S. Wholesale, International, and Other. We sell directly to consumers in the United States through full-price branded retail stores, branded outlet stores and through our retail internet site located at www.truereligionbrandjeans.com. Our U.S. Wholesale sales are made to leading upscale nationwide-retailers, boutiques and off-price retailers. The U.S. Wholesale segment includes our design, production, marketing, sales, distribution, credit, customer service, information technology and accounting departments. Our International sales are primarily made to distributors covering more than 50 countries on six continents. The distributors warehouse products at their expense and they ship to, and collect payment from, their customers directly. Also, some international sales are made directly to wholesale customers who operate retail stores. Our International segments also include one full price and three outlet retail stores in Japan and one full price retail store in England. In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. The licensing business is included in the Other segment.  Our corporate operations, which include the executive, legal, and human resources departments, are also included in the Other segment.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of True Religion Apparel, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Religion Apparel, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC. The same accounting policies are followed for preparing quarterly and annual financial information. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements.  The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Concentration of Credit Risks

During the six months ended June 30, 2010, no sales to any one customer accounted for more than 10% of our net sales.  During the six months ended June 30, 2009, sales to one customer accounted for approximately 15% of our net sales. As of June 30, 2010, 14% and 13% of our net accounts receivable were due from two of our customers. As of December 31, 2009, 27% and 10% of our net accounts receivable were due from two of our customers.

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

Reclassifications

We have reclassified certain prior period amounts to conform to the current year presentation.  We have revised our previously reported consolidated balance sheet for the year ended December 31, 2009 to combine the accounts receivable from factor with accounts receivable from customers into one line item called accounts receivable, net of allowances.  Consistent with the change in presentation made in the year ended December 31, 2009 consolidated financial statements, we have also revised our condensed consolidated statement of cash flows for the six months ended June 30, 2009 to reflect a decrease in the provision for bad debts of $0.9 million.  The corresponding offset to this adjustment was to accounts receivable ($1.0 million) and accounts payable and accrued expenses ($0.1 million).  This revision reflects a reclassification of the provision for sales returns, which was previously included in provision for bad debts and returns to accounts receivable. These reclassifications are not considered material to the condensed consolidated financial statements.

NOTE 3 — Cash Equivalents and Marketable Securities

As of June 30, 2010, we held $111.1 million of cash equivalents measured at fair value using quoted prices in active markets (Level 1 input).

Our investments consist of auction rate securities. Auction rate securities (“ARS”) are variable rate bonds whose interest rate is periodically reset, typically every seven, 28, or 35 days. The underlying securities have contractual maturities from 2034 through 2039. As of June 30, 2010, we held two auction rate securities with an aggregate par value of $1.9 million and a fair value of $1.7 million. These securities are collateralized by higher education funded student loans and are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). These securities have continued to pay their scheduled cash interest payments.

The Dutch auction process that periodically resets the applicable interest rate is intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context, enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there was an imbalance between buyers and sellers, the risk of a failed auction existed. The auction rate securities that we hold began to experience failed auctions in 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest. We accepted the offers from these brokers, providing us rights related to our ARS (the “Rights”). The first portion of the ARS, with a par amount of $4.9 million, was purchased by one broker in January 2009 at par plus accrued interest.  During the six months ended June 30, 2010, the second broker purchased an additional $3.1 million, at par, and the remaining portion, with a par amount of $1.9 million, was purchased by the second broker on July 1, 2010. As the remaining ARS were sold in July 2010, we have classified the remaining ARS as short-term in the accompanying condensed consolidated balance sheets.

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

Our ARS and put option represent Level 3 assets. Our ARS are recorded at fair value using broker quotes. The fair value of the put option is determined by an internally developed discounted cash flow model. The following table provides a summary of changes in fair value of our Level 3 financial assets during the six months ended June 30, 2010 and 2009 (amounts in thousands):

	Level 3 Assets
		Short-Term			Long-Term
	ARS	Put Option	Total	ARS	Put Option	Total
Balance at December 31, 2009	$4,548	$400	$4,948	$—	$—	$—
Net settlements	(50)		(50)
Unrealized gain included in interest income, net	17		17
Revaluation of put option included in interest income, net		(17)	(17)
Balance at March 31, 2010	4,515	383	4,898	—	—	—

Net settlements	(3,050)		(3,050)
Unrealized gain included in interest income, net	242		242
Revaluation of put option included in interest income, net		(240)	(240)
Balance at June 30, 2010	$1,707	$143	$1,850	$—	$—	$—

Balance at December 31, 2008	$3,263	$1,587	$4,850	$4,114	$876	$4,990
Net settlements	(3,263)	(1,587)	(4,850)
Unrealized gain included in interest income, net			—	584		584
Revaluation of put option included in interest income, net			—		(584)	(584)
Balance at March 31, 2009	—	—	—	4,698	292	4,990

Net settlements	—	—	—	(25)		(25)
Unrealized gain included in interest income, net			—	(55)		(55)
Revaluation of put option included in interest income, net			—		55	55
Balance at June 30, 2009	$—	$—	$—	$4,618	$347	$4,965

NOTE 4 — Accounts Receivable

We recorded the following allowances against our accounts receivable (amounts in thousands):

	As of June 30,	As of December 31,
	2010	2009
Reserve for returns	$313	$606
Reserve for chargebacks	78	467
Reserve for bad debt	411	297
Total	$802	$1,370

In addition to the above reserves, we recorded an allowance for trade discounts of $0.6 million as of June 30, 2010 and $0.6 million as of December 31, 2009.

NOTE 5 — Inventory

Inventory consisted of the following (amounts in thousands):

	As of June 30,	As of December 31,
	2010	2009
Raw Materials	$1,238	$604
Work-in-Process	1,446	1,800
Finished Goods	37,221	32,098
Total	$39,905	$34,502

NOTE 6 — Property and Equipment, net

Property and equipment consisted of the following (amounts in thousands):

	As of June 30,	As of December 31,
	2010	2009
Computer systems and equipment	$8,981	$7,943
Furniture and fixtures	5,053	4,009
Leasehold improvements	39,799	34,154
Machinery and equipment	2,601	2,305
Trade show booths	1,326	1,013
Construction-in-progress	2,451	2,728
	60,211	52,152
Less accumulated depreciation	16,987	12,459
Property and equipment, net	$43,224	$39,693

Construction in progress at June 30, 2010 and December 31, 2009 represents the capital expenditures for leasehold improvements that will be used in our new branded retail stores. When these projects are completed, these balances are transferred to the appropriate property and equipment category and depreciated according to their estimated useful life.

Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $4.5 million and $2.6 million for the six months ended June 30, 2010 and 2009, respectively.

NOTE 7—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (amounts in thousands):

	As of June 30,	As of December 31,
	2010	2009
Accrued expenses	$2,752	$2,714
Accrued sales and use taxes	1,125	2,025
Accounts payable	6,911	1,602
Accrued percentage rent	1,084	1,367
Other	2,716	4,009
Accounts payable and accrued expenses	$14,588	$11,717

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

We recognize stock-based compensation expense either on the straight-line or the graded attribution (accelerated) method over the requisite service period. The following tables summarize our stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock based compensation expense, net of forfeitures	$5,727	$2,925	$9,090	$5,627
Tax benefits	2,308	1,126	3,663	2,166
Stock based compensation expense, after tax benefits	$3,419	$1,799	$5,427	$3,461

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

During the six months ended June 30, 2010 and 2009, we awarded 679,616 and 1,113,694 shares, respectively, of restricted stock to employees, officers and directors, which vest over a period of zero to three years. Included in the shares awarded in 2010 are 447,037 shares that may vest in 2011 and 2012 depending on if the Company achieves certain earnings targets in the year that will end on December 31, 2010. The fair value of these restricted shares as of June 30, 2010 and 2009, based on the price of our common stock at the date of grant, was $18.7 million and $12.4 million, respectively. Our policy for attributing the value of graded vesting share-based payments is the straight-line single option approach for grants with only service conditions and the graded attribution (accelerated) method for grants with performance conditions.

We have a practice of withholding common shares, upon an employee’s request, to satisfy employee minimum statutory income tax withholdings for restricted shares as they vest.  During the six months ended June 30, 2010 and 2009, we withheld 387,287 and 215,140 shares for a total value of $9.5 million and $2.8 million, respectively. These amounts are considered a financing activity and recorded as statutory tax withholding payment for stock-based compensation in the accompanying condensed consolidated statements of cash flows.

During the quarter ended June 30, 2010, we entered into a Separation Agreement with our former president which accelerated the vesting of his unvested 2009 performance share award and modified the service period requirement on a portion of his unvested 2010 performance share award.  As a result of this separation agreement, we recorded an additional $3.2 million in stock-based compensation expense during the quarter ended June 30, 2010 due to the modification of these awards.

The following table summarizes our restricted stock activities for the six months ended June 30, 2010 (dollar amounts in thousands except per share data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Non-vested, beginning of year	1,198,488	$12.79
Granted	679,616	$27.57
Vested	(914,030)	$13.05
Forfeited	(60,522)	$25.73
Non-vested, end of period	903,552	$22.77	1.5	$19,941

As of June 30, 2010 and 2009, we estimated a forfeiture rate of 4.5% and 3.4%, respectively, based on historical experience.  The aggregate intrinsic value of restricted stock outstanding as of June 30, 2010 and 2009, adjusted for estimated forfeitures, was $19.1 million and $28.2 million, respectively.  As of June 30, 2010, the total unamortized stock-based compensation expense related to the restricted shares was $12.7 million, which is expected to be recognized over a weighted average period of 1.5 years.  The total fair value of restricted stock vested during the six months ended June 30, 2010 and 2009 was $11.9 million and $9.2 million, respectively.

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

As of June 30, 2010, we had entered into a total of 107 long-term lease agreements, which consisted of 94 retail stores in the U.S., four retail stores in Japan, one retail store in the U.K., our headquarters facility in Vernon, California, which includes a parking annex, showrooms in Los Angeles, New York, Atlanta and Dallas, and administrative offices in Japan and Korea. Our leased properties aggregate 323,000 square feet of space, which consists of 122,000 square feet for our administrative and distribution facilities, 191,000 square feet of retail space and 10,000 square feet of showroom space.  Our lease agreements for 88 of the retail stores require payment of a percentage of sales, ranging from 4% to 15%, if our net sales at the retail store exceed a defined threshold. As of June 30, 2010, we had 81 retail stores that were open in the U.S., 13 that had not been opened yet, four open retail stores in Japan, and one open retail store in the U.K.

Rent expense was $10.9 million and $7.0 million for the six months ended June 30, 2010 and 2009, respectively. These amounts include contingent rental expense of $1.0 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively.

Future minimum lease payments under these operating leases as of June 30, 2010 are summarized as follows (amounts in thousands):

2010 (remainder of year)	$9,406
2011	18,415
2012	18,162
2013	18,217
2014	17,742
Thereafter	78,546
Total minimum lease payments	$160,488

Legal Proceedings

From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of business. We do not believe that these routine matters are material to our business or financial condition.

NOTE 10 — Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$7,533	$10,987	$15,929	$18,612

Basic shares	24,550	24,021	24,402	23,937
Dilutive effect of unvested restricted stock	192	128	407	148
Diluted shares	24,742	24,149	24,809	24,085

Earnings per share - basic	$0.31	$0.46	$0.65	$0.78
Earnings per share - diluted	$0.30	$0.45	$0.64	$0.77

For the three and six months ended June 30, 2010, 369,498 and 200,409 weighted shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares. For the three and six months ended June 30, 2009, 908,287 and 627,383 weighted shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares.

NOTE 11 — Comprehensive Income

Comprehensive income consists of net income and cumulative translation adjustments. A reconciliation of other comprehensive income is shown in the table below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$7,533	$10,987	$15,929	$18,612
Cumulative translation adjustment	198	62	185	(106)
Comprehensive income	$7,731	$11,049	$16,114	$18,506

NOTE 12 — Segment Information

Summarized financial information concerning our reportable segments is shown in the following table (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales:
U.S. Consumer Direct	$41,543	$28,220	$80,318	$51,281
U.S. Wholesale	25,658	30,785	49,810	59,709
International	13,767	12,068	27,549	23,287
Other	1,216	1,043	2,379	1,463
	$82,184	$72,116	$160,056	$135,740

Gross Profit:
U.S. Consumer Direct	$30,507	$20,710	$58,989	$37,800
U.S. Wholesale	13,500	16,328	26,330	31,463
International	7,451	6,719	14,951	12,793
Other	1,216	1,043	2,379	1,463
	$52,674	$44,800	$102,649	$83,519

Operating income:
U.S. Consumer Direct	$13,688	$9,088	$26,218	$16,101
U.S. Wholesale	3,773	8,376	6,253	15,244
International	4,292	5,829	9,012	10,981
Other	(9,771)	(5,360)	(16,154)	(11,340)
	$11,982	$17,933	$25,329	$30,986

	Six Months Ended
	June 30,
	2010	2009
Capital expenditures:
U.S. Consumer Direct	$5,408	$8,229
U.S. Wholesale	1,510	476
International	1,433	94
Other	24	1,845
	$8,375	$10,644

	June 30,
	2010	2009
Total assets:
U.S. Consumer Direct	$58,374	$50,703
U.S. Wholesale	36,451	35,489
International	21,664	5,010
Other	136,206	99,370
	$252,695	$190,572

NOTE 13 — Supplemental Disclosure of Cash Flow Information (amounts in thousands)

During the six months ended June 30, 2010 and 2009, we paid income taxes in the amount of $11.8 million and $13.6 million, respectively.

As of June 30, 2010, and 2009, we had recorded the purchase of $0.6 million and $1.9 million, respectively, of property and equipment that had not yet been paid for.  These amounts have been excluded from “Purchases of property and equipment” and “Accounts payable and accrued expenses” in the accompanying condensed consolidated statements of cash flows.

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

•                                          competition from companies with significantly greater resources than ours; and

•                                          our ability to continue and control our expansion plans.

The forward-looking information set forth in this quarterly report on Form 10-Q is as of August 5, 2010, and we undertake no duty to update this information.  Shareholders and prospective investors can find information filed with the SEC after August 5, 2010 at our website at www.truereligionbrandjeans.com or at the SEC website at www.sec.gov.

RESULTS OF OPERATIONS

We design, market, distribute and sell premium apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include pants, tops and jackets, made from denim, fleece, corduroy and other fabrics. We are known for our unique fits and styling details. Through multiple wholesale and retail segments, our expanding product line reaches fashion-conscious consumers on six continents, including North America, Europe, Asia, Australia, Africa and South America. As of June 30, 2010, we had 81 retail stores in the United States compared to 70 as of December 31, 2009 and 59 as of June 30, 2009.

Second Quarter 2010 Compared to Second Quarter 2009

The following table summarizes our results of operations (dollar amounts in thousands, except per share data):

	Three Months Ended June 30,
	2010		2009		Change
	Amount	%	Amount	%	Amount	%
Net sales	$82,184	100.0%	$72,116	100.0%	$10,068	14.0%
Gross profit	52,674	64.1%	44,800	62.1%	7,874	17.6%
Selling, general and administrative expenses	40,692	49.5%	26,867	37.3%	13,825	51.5%
Operating income	11,982	14.6%	17,933	24.9%	(5,951)	(33.2)%
Interest expense (income), net	3	0.0%	(21)	(0.0)%	(24)	(114.3)%
Provision for income taxes	4,446	5.4%	6,967	9.7%	(2,521)	(36.2)%
Net income	$7,533	9.2%	$10,987	15.2%	$(3,454)	(31.4)%
Net income per share:
Basic	$0.31		$0.46		$(0.15)	(32.6)%
Diluted	$0.30		$0.45		$(0.15)	(33.3)%

Highlights

The sales growth we experienced in the second quarter of 2010 reflects the continued growth in our U.S. Consumer Direct business. The key highlights of 2010 were:

•                  Net sales increased 14.0% to $82.2 million;

•                  U.S. Consumer Direct net sales increased 47.2% to $41.5 million;

•                  Gross profit as a percentage of net sales increased to 64.1% from 62.1% due to the increase in the higher-margin U.S. Consumer Direct segment’s net sales;

•                  Included in SG&A is $4.5 million in separation costs associated with the termination of our former president in May 2010.

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Three Months Ended, June 30,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$41,543	$28,220	$13,323	47.2%
U.S. Wholesale	25,658	30,785	(5,127)	(16.7)%
International	13,767	12,068	1,699	14.1%
Other	1,216	1,043	173	16.6%
Total net sales	$82,184	$72,116	$10,068	14.0%

The following table summarizes percentage of total net sales by segment:

	Three Months Ended, June 30,
	2010	2009
U.S. Consumer Direct	50.5%	39.1%
U.S. Wholesale	31.2	42.7
International	16.8	16.7
Other	1.5	1.5
Total net sales	100.0%	100.0%

U.S. Consumer Direct net sales increased 47.2% to $41.5 million as we finished the second quarter of 2010 with 81 stores compared to 59 stores at the end of the second quarter of 2009. In addition, our same store sales, which includes 56 stores that have been open for at least 12 full months, increased 6.7%. During the remainder of 2010, we expect to open 11 branded retail stores in the United States and one store in Toronto, Canada.

U.S. Wholesale net sales decreased 16.7% to $25.7 million. In the second quarter of 2010, our net sales to “major” accounts, which consist of customers such as Nordstrom, Bloomingdale’s, Saks Fifth Avenue and Neiman Marcus, and boutiques decreased 13.3% from the prior year.  Within these customer channels, our sales to boutique customers increased as we began serving those customers with a direct sales team in 2010.  Our sales to Majors were below the prior year levels, especially in the women’s merchandise category, as customers presented less expensive styles and overall premium denim sales trends were down versus last year.  Our net sales to off-price retailers decreased by $2.3 million to $6.9 million, which is in line with our 2010 planned reduction to these retailers of $10.0 million.

International net sales increased 14.1% to $13.8 million. Increased net sales to customers in Asia represented the majority of the increase and was partially linked to the addition of our Hong Kong-based Asia Pacific team beginning in Q4 2009.  Our brand is less established outside the U.S., so this segment’s sales are growing in spite of the challenging retail environment in many international markets as our brand gains greater exposure. During the second quarter of 2010, we opened two international branded retail stores, one in London, England and one in Tokyo, Japan.  This segment’s sales increase in the second quarter was below the level we anticipated, primarily due to the timing of shipments to one market; we expect our sales to that market will return to normal for the back half of the year.

Other net sales increased 16.6% to $1.2 million, due to increases in minimum royalties due under existing contracts.  Our licensing contracts typically include minimum royalties that increase each year.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Three Months Ended, June 30,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$30,507	$20,710	$9,797	47.3%
U.S. Wholesale	13,500	16,328	(2,828)	(17.3)%
International	7,451	6,719	732	10.9%
Other	1,216	1,043	173	16.6%
Total gross profit	$52,674	$44,800	$7,874	17.6%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	Three Months Ended, June 30,		Change
	2010	2009	%
U.S. Consumer Direct	73.4%	73.4%	0.0%
U.S. Wholesale	52.6	53.0	(0.8)%
International	54.1	55.7	(2.9)%
Other	100.0	100.0	0.0%
Total gross margin	64.1%	62.1%	3.2%

Overall gross margin improved from 62.1% of net sales in the second quarter of 2009 to 64.1% of net sales in the second quarter of 2010 primarily due to the ongoing net sales mix shift towards the higher-margin U.S. Consumer Direct business.

The U.S. Consumer Direct gross margin remained consistent with the prior year at 73.4%.

U.S. Wholesale gross margin decreased to 52.6% in the second quarter of 2010 from 53.0% in the same quarter in 2009 as we anniversaried last year’s favorable fabric purchases and offered some additional sales discounts to spur specialty store purchases of merchandise on hand.

International gross margin decreased to 54.1% in the second quarter of 2010 from 55.7% in the same quarter of 2009 primarily because in 2010 more sales were made to distributors who receive a sales discount.

Selling, General and Administrative Expenses

The following table presents selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Three Months Ended, June 30,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$16,819	$11,622	$5,197	44.7%
U.S. Wholesale	9,727	7,952	1,775	22.3%
International	3,159	890	2,269	254.9%
Other	10,987	6,403	4,584	71.6%
Total selling, general and administrative expenses	$40,692	$26,867	$13,825	51.5%

The following table summarizes SG&A as a percentage of net sales (“SG&A rate”) by segment:

	Three Months Ended, June 30,		Change
	2010	2009	%
U.S. Consumer Direct	40.5%	41.2%	(1.7)%
U.S. Wholesale	37.9	25.8	46.9%
International	22.9	7.4	209.5%
Other	NM	NM	NM
Total SG&A rate	49.5%	37.3%	32.7%

The U.S. Consumer Direct SG&A increased $5.2 million, from $11.6 million in the second quarter of 2009 to $16.8 million in the second quarter of 2010. This increase is directly related to the store expansion over the past year, from 59 stores at the end of June 2009 to 81 stores at the end of June 2010. As a percentage of net sales, U.S. Consumer Direct SG&A decreased from 41.2% in the second quarter of 2009 to 40.5% in the second quarter of 2010 primarily due to the same store sales increase producing leverage on fixed costs.

Our U.S. Wholesale segment includes our design, production, marketing, distribution, credit, customer service, information technology and accounting departments.  Because many of these departments provide service to our overall business, this segment’s SG&A expenses do not fluctuate directly with the segment’s sales.  This segment’s SG&A increased by $1.8 million, from $8.0 million in the second quarter of 2009 to $9.7 million in the second quarter of 2010 primarily due to additional spending to support our company-wide growth plans. We installed a new wholesale and financial information technology system in the second half of 2009 which increased depreciation expense; additionally, warehouse, design and production costs increased as we support our overall business growth.

The increase in International SG&A is linked to the ramp up of the Asia Pacific team, based in Hong Kong; the opening of two international stores (one in Tokyo, Japan and one in London, England); and the professional fees associated with establishing a new German joint venture.

Other SG&A increased $4.6 million, from $6.4 million in the second quarter of 2009 to $11.0 million in the second quarter of 2010. This increase is primarily attributable to $4.5 million in separation costs associated with the termination of our former president.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	Three Months Ended, June 30,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$13,688	$9,088	$4,600	50.6%
U.S. Wholesale	3,773	8,376	(4,603)	(55.0)%
International	4,292	5,829	(1,537)	(26.4)%
Other	(9,771)	(5,360)	(4,411)	(82.3)%
Total operating income	$11,982	$17,933	$(5,951)	(33.2)%

The following table summarizes operating income as a percentage of net sales (“operating margin”) by segment:

	Three Months Ended, June 30,		Change
	2010	2009	%
U.S. Consumer Direct	32.9%	32.2%	2.2%
U.S. Wholesale	14.7	27.2	(46.0)%
International	31.2	48.3	(35.4)%
Other	NM	NM	NM
Total operating income margin	14.6%	24.9%	(41.4)%

The decrease in the overall operating margin from 24.9% in the second quarter of 2009 to 14.6% in the second quarter of 2010 is primarily due to the $4.5 million in separation costs recorded in the second quarter of 2010.  Excluding these costs, the overall operating margin would have been 20.1% in 2010.  In addition to the impact of the separation costs recorded during the quarter, operating income and margin were negatively impacted by the U.S. Wholesale sales decline combined with additional spending in our International businesses. Offsetting these factors was a 70 basis point increase in operating margin in our U.S. Consumer Direct segment.

The U.S. Consumer Direct operating margin increased from 32.2% in the second quarter of 2009 to 32.9% in the second quarter of 2010 primarily due to the segment’s same store sales growth which has allowed us to gain leverage on fixed costs.

U.S. Wholesale operating margin decreased from 27.2% in the second quarter of 2009 to 14.7% in the second quarter of 2010 primarily because of the deleveraging of operating expenses as this segment’s net sales declined.

International operating margin decreased from 48.3% in the second quarter of 2009 to 31.2% in the second quarter of 2010 primarily due to the increased SG&A spending associated with our planned international expansion discussed above.

Interest Income, net

Net interest income was not significant in either the second quarter of 2010 or 2009.

Provision for Income Taxes

The effective tax rate was 37.1% for the second quarter 2010 compared to 38.8% for the second quarter of 2009.  The decrease in the effective tax rate is primarily due to an increase in our Domestic Activity Production deduction rate as a result of an increase in this rate in 2010.

Net Income and Earnings Per Diluted Share

Net income was $7.5 million (and $0.30 per diluted share) for the second quarter of 2010 compared to $11.0 million (and $0.45 per diluted share) for the second quarter of 2009.  The separation costs of $4.5 million ($2.9 million net of taxes) reduced our second quarter 2010 diluted earnings per share by $0.12.  Net income excluding separation cost for the second quarter of 2010 would have been $10.4 million, or $0.42 per diluted share.  The remaining decrease in net income and earnings per diluted share is attributable to the factors discussed above, including increases in International operating expenses as we expand our brand’s presence globally.

Year-to-Date 2010 Compared to Year-to-Date 2009

The following table summarizes our results of operations for the six months ended June 30, 2010 and 2009 (dollar amounts in thousands, except per share data):

	Six Months Ended June 30,
	2010		2009		Change
	Amount	%	Amount	%	Amount	%
Net sales	$160,056	100.0%	$135,740	100.0%	$24,316	17.9%
Gross profit	102,649	64.1%	83,519	61.5%	19,130	22.9%
Selling, general and administrative expenses	77,320	48.3%	52,533	38.7%	24,787	47.2%
Operating income	25,329	15.8%	30,986	22.8%	(5,657)	(18.3)%
Interest income, net	(20)	(0.0)%	(39)	(0.0)%	(19)	(48.7)%
Provision for income taxes	9,420	5.9%	12,413	9.1%	(2,993)	(24.1)%
Net income	$15,929	10.0%	$18,612	13.7%	$(2,683)	(14.4)%
Net income per share:
Basic	$0.65		$0.78		$(0.13)	(16.7)%
Diluted	$0.64		$0.77		$(0.13)	(16.9)%

Highlights

During the first six months of 2010, we continued to experience favorable brand and product acceptance across our multi-channel business model. The key highlights of the first six months of 2010 were:

•                  Net sales increased 17.9% to $160.1 million due primarily to the continued expansion of our U.S. Consumer Direct segment;

•                  Gross profit as a percentage of net sales increased to 64.1% from 61.5% due to the increase in the higher-margin U.S. Consumer Direct segment’s net sales;

•                  Included in SG&A is $4.5 million in separation costs associated with the termination of our former president.

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Six Months Ended June 30,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$80,318	$51,281	$29,037	56.6%
U.S. Wholesale	49,810	59,709	(9,899)	(16.6)%
International	27,549	23,287	4,262	18.3%
Other	2,379	1,463	916	62.6%
Total net sales	$160,056	$135,740	$24,316	17.9%

The following table summarizes percentage of total net sales by segment:

	Six Months Ended June 30,
	2010	2009
U.S. Consumer Direct	50.2%	37.8%
U.S. Wholesale	31.1	44.0
International	17.2	17.1
Other	1.5	1.1
Total net sales	100.0%	100.0%

U.S. Consumer Direct net sales increased 56.6% to $80.3 million as we finished the first six months of 2010 with 81 stores compared to 59 stores at the end of the first six months of 2009. In addition, our same store sales, which includes 56 stores that have been open for at least 12 full months, increased 11.9%.

U.S. Wholesale net sales decreased 16.6% to $49.8 million. In the first six months of 2010, our net sales to “major” accounts, which consist of customers such as Nordstrom, Bloomingdale’s, Saks Fifth Avenue and Neiman Marcus, and boutiques decreased 12.9% from the prior year.  Within these customer channels, our sales to boutique customers increased as we began serving those customers with a direct sales team in 2010.  Our sales to Majors were below the prior year levels, especially in the women’s merchandise category, as customers presented less expensive styles and overall premium denim sales trends were down versus last year.  Our net sales to off-price retailers decreased by $4.5 million to $13.3 million, which is in line with our 2010 planned reduction to these retailers of $10.0 million.

International net sales increased 18.3% to $27.5 million, due to increased sales to Asia.  Increased net sales to Asia represented 56% of the increase and were driven by the addition of our Hong Kong-based Asia Pacific team beginning in Q4 2009.  Our brand is less established outside the U.S., so this segment’s sales are growing in spite of the challenging retail environment in many international markets as our brand gains greater exposure. During the first six months of 2010, we opened two international branded retail stores, one in London, England and one in Tokyo, Japan.

Other net sales increased 62.6% to $2.4 million, due to increases in minimum royalties due under existing contracts. Our licensing contracts typically include minimum royalties that increase each year.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Six Months Ended June 30,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$58,989	$37,800	$21,189	56.1%
U.S. Wholesale	26,330	31,463	(5,133)	(16.3)%
International	14,951	12,793	2,158	16.9%
Other	2,379	1,463	916	62.6%
Total gross profit	$102,649	$83,519	$19,130	22.9%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	Six Months Ended, June 30,		Change
	2010	2009	%
U.S. Consumer Direct	73.4%	73.7%	(0.4)%
U.S. Wholesale	52.9	52.7	0.4%
International	54.3	54.9	(1.1)%
Other	100.0	100.0	0.0%
Total gross margin	64.1%	61.5%	4.2%

Overall gross margin improved from 61.5% of net sales in the first six months of 2009 to 64.1% of net sales in the first six months of 2010 primarily due to the ongoing net sales mix shift towards the higher-margin U.S. Consumer Direct business.

The U.S. Consumer Direct gross margin decreased to 73.4% in the first six months of 2010 from 73.7% in the same period in 2009 as more U.S. Consumer Direct sales came from the lower gross margin outlet stores as compared to the full price stores.

U.S. Wholesale gross margin increased slightly to 52.9% in the first six months of 2010 from 52.7% in the same period in 2009 primarily due to an increase in the gross margin of off-price sales resulting from a change in product mix.

International gross margin decreased to 54.3% in the first six months of 2010 from 54.9% in the first six of 2009, primarily because in 2010 more sales were made to distributors who receive a sales discount.

Selling, General and Administrative Expenses

The following table presents selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Six Months Ended June 30,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$32,771	$21,699	$11,072	51.0%
U.S. Wholesale	20,077	16,219	3,858	23.8%
International	5,939	1,812	4,127	227.8%
Other	18,533	12,803	5,730	44.8%
Total selling, general and administrative expenses	$77,320	$52,533	$24,787	47.2%

The following table summarizes SG&A as a percentage of net sales (“SG&A rate”) by segment:

	Six Months Ended, June 30,		Change
	2010	2009	%
U.S. Consumer Direct	40.8%	42.3%	(3.5)%
U.S. Wholesale	40.3	27.2	48.2%
International	21.6	7.8	176.9%
Other	NM	NM	NM
Total SG&A rate	48.3%	38.7%	24.8%

The U.S. Consumer Direct SG&A increased $11.1 million, from $21.7 million in the first six months of 2009 to $32.8 million in the first six months of 2010. This increase is directly related to the growth in the number of stores we operated over the prior year, from 59 at the end of June 2009 to 81 at the end of June 2010.  As a percentage of net sales, U.S. Consumer Direct SG&A decreased from 42.3% in the first six months of 2009 to 40.8% in the first six months of 2010 primarily due to the same store sales increase producing leverage on fixed costs.

Our U.S. Wholesale segment includes our design, production, marketing, distribution, credit, customer service, information technology and accounting departments.  Because many of these departments provide service to our overall business, this segment’s SG&A expenses do not fluctuate directly with the segment’s sales.  This segment’s SG&A increased by $3.9 million, from $16.2 million in the first six months of 2009 to $20.1 million in the first six months of 2010 primarily due to additional spending to support our company-wide growth plans.  We installed a new wholesale and financial information technology system in the second half of 2009 which increased depreciation expense.  At the end of 2009, we began to transition the sales role for this segment from an independent sales agent to an in-house team.  In connection with the termination of the sales agency agreement, we agreed that in the first half of 2010 we would pay the former agent sales commissions on 2010 sales that were ordered in 2009, which resulted in an increase in our selling expense in the first six months of 2010 compared to the prior year period.

The increase in International SG&A is linked to the ramp up of the Asia Pacific team, based in Hong Kong; the opening of two international stores (one in Tokyo, Japan and one in London, England); and the professional fees associated with establishing a new German joint venture.

Other SG&A increased $5.7 million, from $12.8 million in the first six months of 2009 to $18.5 million in the first six months of 2010. This increase is primarily attributable to $4.5 million in separation costs associated with our former president; an increase in the targeted 2010 performance-based compensation; and the addition of our Chief Operating Officer in the beginning of 2010.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	Six Months Ended June 30,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$26,218	$16,101	$10,117	62.8%
U.S. Wholesale	6,253	15,244	(8,991)	(59.0)%
International	9,012	10,981	(1,969)	17.9%
Other	(16,154)	(11,340)	(4,814)	(42.5)%
Total operating income	$25,329	$30,986	$(5,657)	(18.3)%

The following table summarizes operating income as a percentage of net sales (“operating margin”), by segment:

	Six Months Ended, June 30,		Change
	2010	2009	%
U.S. Consumer Direct	32.6%	31.4%	3.8%
U.S. Wholesale	12.6	25.5	(50.6)%
International	32.7	47.2	(30.7)%
Other	NM	NM	NM
Total operating income margin	15.8%	22.8%	(30.7)%

The decrease in the overall operating margin from 22.8% in the first six months of 2009 to 15.8% in the first six months of 2010 is primarily due to the $4.5 million in separation costs recorded in the second quarter of 2010.  Excluding theses costs, the overall operating margin would have been 18.7%. In addition to the impact of the separation costs recorded during the first six months of 2010, operating income and margin were negatively impacted by the U.S. Wholesale sales decline combined with additional spending in our International businesses. Offsetting these factors was a 120 basis point increase in operating margin in our U.S. Consumer Direct segment.

The U.S. Consumer Direct operating margin increased from 31.4% in the first six months of 2009 to 32.6% in the first six months of 2010 primarily due to the segment’s same store sales growth which has allowed us to gain leverage on fixed costs.

U.S. Wholesale operating margin decreased from 25.5% in the first six months of 2009 to 12.6% in the first six months of 2010 primarily because of the deleveraging of operating expenses as this segment’s net sales declined.

International operating margin decreased from 47.2% in the first six months of 2009 to 32.7% in the first six months of 2010 primarily due to the increased SG&A spending associated with our planned international expansion discussed above.

Interest Income, net

Net interest income was not significant in either the six months ended June 30, 2010 or 2009.

Provision for Income Taxes

The effective tax rate for six months ended June 30, 2010 was 37.2% compared to 40.0% in the six months ended June 30, 2009.  The prior period provision for income taxes included approximately $0.5 million relating to the adjustment of state income tax apportionment factors. This adjustment impacted the effective tax rate for the first six months of 2009 by approximately 160 basis points. When this adjustment is deducted from the 2009 effective tax rate, that rate is 38.4%,  The decrease in the rate from the adjusted rate of 38.4% to 37.2% is primarily due to an increase in our Domestic Activity Production deduction rate as a result of an increase in this rate in 2010.

Net Income and Earnings Per Diluted Share

Net income was $15.9 million, or $0.64 per diluted share, for the first six months of 2010 compared to $18.6 million, or $0.77 per diluted share, for the first six months of 2009.  The separation costs of $4.5 million ($2.9 million net of taxes) reduced our diluted earnings per share by $0.12 for the first six months of 2010.  Net income excluding separation cost for the first six months of 2010 would have been $18.8 million, or $0.76 per diluted share.  The remaining decrease in net income and diluted earnings per share is attributable to the factors discussed above, including increases in International operating expenses as we expand our brand’s presence globally.

LIQUIDITY AND CAPITAL RESOURCES

In the first six months of 2010, cash and cash equivalents increased by $15.5 million from the beginning of the year. Cash inflows of $26.3 million from operating activities, $4.0 million from the excess tax benefit from stock-based compensation and $3.1 million from the sale of investments, were partially offset by cash outflows for tax withholding payments for stock-based compensation of $9.5 million and capital expenditures of $8.4 million.

Operating Activities

Net cash provided by operating activities was $26.3 million in the first six months of 2010, which is $3.8 million less than the $30.1 million generated in the first six months of 2009. The decrease in cash provided by operating activities is primarily due to a larger amount of income taxes paid in the first six months of 2010 compared to the first six months of 2009.  Our interim tax payments were greater in the first half of 2010 than in the comparable period of 2009 because we scheduled more tax payments this year.

Investing Activities

Net cash used in investing activities was $5.4 million in the first six months of 2010 compared to $5.8 million in the first six months of 2009. This change of $0.4 million is primarily due to the decrease in capital expenditures from $10.6 million in the first six months of 2009 to $8.4 million in the first six months of 2010. During the first six months of 2009, we had $1.8 in capital expenditures for the new information technology system that was implemented in the third quarter of 2009; we did not have similar capital expenditures in the first six months of 2010. Our expenditures for new stores was consistent in both periods.  Partially offsetting the decrease in capital expenditures was a decrease in the sale of investments from $4.9 million in the first six months of 2009 to $3.1 million in the first six months of 2010.

Financing Activities

Net cash used in financing activities was $5.5 million in the first six months of 2010 compared to $2.8 million in the first six months of 2009. This increase is due to an increase in cash used for statutory tax withholding payments for stock-based compensation which was partially offset by an increase in the excess tax benefit from stock-based compensation. The timing of the six months statutory tax withholding payments is linked to the vesting of restricted stock awards; over 95 percent of the restricted stock that we expect to vest in 2010 vested in the first six months. These increases are primarily due to an increase in the number of shares vesting and an increase in our stock price during the first six months of 2010 compared to the first six months of 2009.

Liquidity

Our primary ongoing cash requirements are currently expected to be for our ongoing operations, capital expenditures for new branded retail stores, our expansion internationally, and information technology and other infrastructure needs. Management believes that cash flows from continuing operations and on-hand cash and cash equivalents will be sufficient to fund the Company’s operations and planned capital expenditures for more than the next 12 months. Over the long term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We believe our cash, cash equivalents, short-term investments and future operating cash flows, as well as any potential future borrowing facilities, will be sufficient to fund scheduled future payments and potential long-term initiatives. The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions, and we cannot guarantee that we would be able to obtain financing on favorable terms, if needed.

We have investments in auction rate securities (ARS) which have experienced an illiquid market since the first quarter of 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest, and on November 11, 2008, we accepted the offers from these brokers. The first portion of the ARS, in the amount of $4.9 million, was purchased by one broker in January 2009 at par plus accrued interest.  During the six months ended June 30, 2010, the second broker purchased an additional $3.1 million, at par, and the remaining portion, with a par amount of $1.9 million, was purchased by the second broker on July 1, 2010. See Item 3 Quantitative and Qualitative Disclosures about Market Risk.

Capital expenditures for the remainder of 2010 are expected to approximate $9 million.

Contractual Obligations

As compared to December 31, 2009, the only material change in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K as of August 5, 2010 is the execution of 12 new retail leases which have future minimum lease payments of $12.5 million.  For additional information regarding our contractual obligations as of December 31, 2009, see Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2009.

Seasonality of Business

Due to the holiday shopping season in December, our U.S. Wholesale segment’s sales historically have been higher in the second half as compared to the first half of the year, and our U.S. Consumer Direct segment’s quarterly sales historically have been highest in the fourth quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the six months ended June 30, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 10, 2010.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We operate a wholesale business and four retail stores in Japan; most of these wholesale sales, all of these retail sales and all related operating expenses are denominated in Japanese Yen. We also operate a retail store in the U.K.  All of that store’s retail sales and related operating expenses are denominated in British Pounds. Because these operations are not significant to our overall business, our exposure to fluctuations in the U.S. Dollar and Japanese Yen exchange rate and the U.S. Dollar and Great Britain Pound exchange rate are not considered material as of June 30, 2010. We received United States dollars (“USD”) for all other merchandise sales and licensing revenue during the six months ended June 30, 2010. Merchandise purchases from contract manufacturers are denominated in USD.

We have investments in auction rate securities which have experienced an illiquid market since early 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest, and on November 11, 2008 we accepted the offers from these brokers. The first portion of the ARS, with a par amount of $4.9 million, was purchased by one broker in January 2009 at par plus accrued interest.  During the six months ended June 30, 2010, the second broker purchased an additional $3.1 million, at par, and the remaining portion, with a par amount of $1.9 million, was purchased by the second broker on July 1, 2010.

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

(a) None
(b) None
(c) See below.

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2010:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Per Share (a)	Announced Plan	Under the Plan
April 1, 2010 – April 30, 2010	2,446	$31.60	—	—
May 1, 2010 – May 31, 2010	2,834	$26.99	—	—
June 1, 2010 - June 30, 2010	41,896	$28.17	—	—
Total	47,176	$28.28	—	—

(a)

These columns reflect the surrender to the Company of shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	(Removed and Reserved)

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description

10.1	Employment Agreement, dated as of May 13, 2010, by and between the Company and Michael Egeck. *†

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 5, 2010

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 5, 2010