Form 10-Q
period 2010-09-30
TRUE RELIGION APPAREL INC
filed 2010-11-08
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended September 30, 2010

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

As of November 8, 2010 there were 25,458,778 shares of common stock outstanding.

TRUE RELIGION APPAREL, INC.

i

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$127,718	$105,531
Short-term investments	—	4,948
Accounts receivable, net of allowances	27,036	27,217
Inventory	51,565	34,502
Deferred income tax assets	8,102	8,753
Prepaid expenses and other current assets	9,749	7,000
Total current assets	224,170	187,951
Property and equipment, net	46,089	39,693
Other assets	2,842	2,162

TOTAL ASSETS	$273,101	$229,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$17,605	$11,717
Accrued salaries, wages and benefits	7,759	8,843
Income taxes payable	1,759	826
Total current liabilities	27,123	21,386
Long-term deferred rent	11,005	7,851
Long-term deferred income tax liabilities	1,884	2,715
Total long-term liabilities	12,889	10,566
Total liabilities	40,012	31,952

Commitment and contingencies (Note 9)

Redeemable noncontrolling interest	1,927	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,471 and 25,250 issued and outstanding, respectively	3	3
Additional paid-in capital	64,526	49,840
Retained earnings	165,883	147,809
Accumulated other comprehensive income, net	750	202
Total stockholders’ equity	231,162	197,854

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$273,101	$229,806

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$92,751	$82,423	$252,807	$218,163

Cost of sales	35,183	29,089	92,590	81,310

Gross profit	57,568	53,334	160,217	136,853

Selling, general and administrative expenses	39,165	30,606	116,485	83,139

Operating income	18,403	22,728	43,732	53,714

Other income, net	(185)	(55)	(205)	(94)

Income before provision for income taxes	18,588	22,783	43,937	53,808

Provision for income taxes	6,717	8,698	16,137	21,111

Net income	11,871	14,085	27,800	32,697

Redeemable noncontrolling interest	92	—	92	—

Net income attributable to True Religion Apparel, Inc.	$11,779	$14,085	$27,708	$32,697

Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$0.48	$0.59	$1.13	$1.36
Diluted	$0.48	$0.58	$1.12	$1.35

Weighted average shares outstanding:
Basic	24,584	24,044	24,464	23,973
Diluted	24,755	24,216	24,807	24,146

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$11,871	$14,085	$27,800	$32,697
Cumulative translation adjustment	437	304	622	198
Comprehensive income	12,308	14,389	28,422	32,895
Comprehensive income attributable to redeemable noncontrolling interest	(166)	—	(166)	—
Comprehensive income attributable to True Religion Apparel, Inc.	$12,142	$14,389	$28,256	$32,895

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,800	$32,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,051	4,449
Provision for bad debts	260	(23)
Stock-based compensation	11,127	8,544
Tax benefit from stock-based compensation	3,557	96
Excess tax benefit from stock-based compensation	(3,557)	(96)
Deferred income taxes	(173)	1,019
Other	(440)	159
Changes in operating assets and liabilities:
Accounts receivable	(52)	4,583
Inventory	(15,287)	(12,001)
Prepaid expenses and other current assets	(2,272)	(1,586)
Accounts payable and accrued expenses	6,066	5,445
Accrued salaries, wages and benefits	(1,081)	149
Prepaid income taxes and income taxes payable	965	(1,077)
Long-term deferred rent	3,154	2,662
Net cash provided by operating activities	37,118	45,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,986)	(15,636)
Sales of investments	4,950	4,875
Expenditures to establish trademarks	(126)	(107)
Other	(899)	—
Net cash used in investing activities	(9,061)	(10,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Statutory tax withholding payment for stock-based compensation	(9,633)	(2,966)
Excess tax benefit from stock-based compensation	3,557	96
Net cash used in financing activities	(6,076)	(2,870)

Effect of exchange rate changes in cash	206	189

Net increase in cash and cash equivalents	22,187	31,471
Cash and cash equivalents, beginning of period	105,531	57,245
Cash and cash equivalents, end of period	$127,718	$88,716

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Description of the Business

True Religion Apparel, Inc. and subsidiaries (referred to in the Quarterly Report on Form 10-Q as “the Company,” “our,” “we,” or “True Religion”) designs, markets, sells and distributes premium fashion apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include jeans, pants, woven and knit tops, and outerwear made from denim, fleece, jersey and other fabrics. We are known for our unique fits, washes and styling details. Our products are distributed through multiple wholesale and retail segments on six continents, including North America, Europe, Asia, Australia, Africa and South America.

We operate in four primary business segments: U.S. Consumer Direct, U.S. Wholesale, International, and Other. We sell directly to consumers in the United States through full-price branded retail stores, branded outlet stores and through our retail internet site located at www.truereligionbrandjeans.com. Our U.S. Wholesale sales are made to leading upscale nationwide-retailers, boutiques and off-price retailers. The U.S. Wholesale segment includes our design, production, marketing, sales, distribution, credit, customer service, information technology and accounting departments. Our International sales are made through a variety of channels, including subsidiaries and joint ventures that operate retail stores and sell to wholesale customers who operate retail stores; distributors who warehouse products at their expense and ship to, and collect payment from, their customers; and directly to wholesale customers who operate retail stores. As of September 30, 2010, our International segment includes one full price and three outlet retail stores in Japan, one full price retail store in England and one full price retail store in Germany. In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. The licensing business is included in our Other segment.  Our corporate operations, which include the executive, legal, and human resources departments, are also included in our Other segment.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of True Religion Apparel, Inc., its subsidiaries and its majority owned subsidiary which operates according to a joint venture agreement with its noncontrolling interest holder. All intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Religion Apparel, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC. The same accounting policies are followed for preparing quarterly and annual financial information. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements.  The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Concentration of Credit Risks

During the nine months ended September 30, 2010, no sales to any one customer accounted for more than 10% of our net sales.  During the nine months ended September 30, 2009, sales to one customer accounted for approximately 15% of our net sales. As of September 30, 2010, the accounts receivable from two unaffiliated customers equaled 31% of our total net accounts receivable balance.  As of December 31, 2009, the accounts receivable from two of our unaffiliated customers equaled 37% of our total net accounts receivable balance.

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

Reclassifications

We have reclassified certain prior period amounts to conform to the current year presentation.  We have revised our previously reported consolidated balance sheet for the year ended December 31, 2009 to combine the accounts receivable from factor with accounts receivable from customers into one line item called accounts receivable, net of allowances.  We have also revised our condensed consolidated statement of cash flows for the nine months ended September 30, 2009 to present the sales return provision as a component of changes in accounts receivable instead of as a component of the provision for bad debts. This revision resulted in a decrease in the provision for bad debts of $1.0 million, an increase in the change in accounts receivable of $1.1 million and a decrease in the change in accounts payable and accrued expenses of $0.1 million. These reclassifications are not considered material to the condensed consolidated financial statements.

NOTE 3 — Cash Equivalents and Marketable Securities

As of September 30, 2010, we held $119.6 million of cash equivalents measured at fair value using quoted prices in active markets (Level 1 input).

We previously held auction rate securities (“ARS”) which are variable rate bonds whose interest rate is periodically reset, typically every seven, 28, or 35 days. The underlying securities had contractual maturities from 2034 through 2039. These securities are collateralized by higher education funded student loans and are supported by the federal government as part of the Federal Family Education Loan Program (FFELP).

The Dutch auction process that periodically resets the applicable interest rate was intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context, enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there was an imbalance between buyers and sellers, the risk of a failed auction existed. The auction rate securities that we held began to experience failed auctions in 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest. We accepted the offers from these brokers, providing us rights related to our ARS (the “Rights”). The first portion of the ARS, with a par amount of $4.9 million, was purchased by one broker in January 2009 at par plus accrued interest.  During the nine months ended September 30, 2010, the second broker purchased the remaining ARS with a par amount of $5.0 million at par plus accrued interest.

The ARS and put option represented Level 3 assets. The ARS were recorded at fair value using broker quotes. The fair value of the put option was determined by an internally developed discounted cash flow model. The following table provides a summary of changes in fair value of our Level 3 financial assets during the nine months ended September 30, 2010 and 2009 (amounts in thousands):

	Auction Rate Securities
	Short-Term
	ARS	Put Option	Total
Balance at December 31, 2009	$4,548	$400	$4,948
Net settlements	(50)	—	(50)
Realized gain included in interest income, net	17	—	17
Revaluation of put option included in interest income, net	—	(17)	(17)
Balance at March 31, 2010	4,515	383	4,898
Net settlements	(3,050)	—	(3,050)
Realized gain (loss) included in interest income, net	242	—	242
Revaluation of put option included in interest income, net	—	(240)	(240)
Balance at June 30, 2010	1,707	143	1,850
Net settlements	(1,707)	(143)	(1,850)
Balance at September 30, 2010	$—	$—	$—

	Auction Rate Securities
	Short-Term			Long-Term
	ARS	Put Option	Total	ARS	Put Option	Total
Balance at December 31, 2008	$3,263	$1,587	$4,850	$4,114	$876	$4,990
Net settlements	(3,263)	(1,587)	(4,850)	—	—	—
Realized gain included in interest income, net	—	—	—	584	—	584
Revaluation of put option included in interest income, net	—	—	—	—	(584)	(584)
Balance at March 31, 2009	—	—	—	4,698	292	4,990
Net settlements	—	—	—	(25)	—	(25)
Realized gain (loss) included in interest income, net	—	—	—	(55)	—	(55)
Revaluation of put option included in interest income, net	—	—	—	—	55	55
Balance at June 30, 2009	—	—	—	4,618	347	4,965
Transfer to short-term	4,618	347	4,965	(4,618)	(347)	(4,965)
Realized gain (loss) included in interest income, net	(16)	—	(16)	—	—	—
Revaluation of put option included in interest income, net	—	16	16	—	—	—
Balance at September 30, 2009	$4,602	$363	$4,965	$—	$—	$—

NOTE 4 — Accounts Receivable

We recorded the following allowances against our accounts receivable (amounts in thousands):

	As of September 30,	As of December 31,
	2010	2009
Reserve for returns	$348	$606
Reserve for chargebacks	100	467
Reserve for bad debt	347	297
Total	$795	$1,370

In addition to the above reserves, we recorded an allowance for trade discounts of $0.5 million as of September 30, 2010 and $0.6 million as of December 31, 2009.

NOTE 5 — Inventory

Inventory consisted of the following (amounts in thousands):

	As of September 30,	As of December 31,
	2010	2009
Raw Materials	$1,215	$604
Work-in-Process	1,970	1,800
Finished Goods	48,380	32,098
Total	$51,565	$34,502

NOTE 6 — Property and Equipment, net

Property and equipment consisted of the following (amounts in thousands):

	As of September 30,	As of December 31,
	2010	2009
Computer systems and equipment	$9,594	$7,943
Furniture and fixtures	6,394	4,009
Leasehold improvements	42,361	34,154
Machinery and equipment	3,116	2,305
Trade show booths	1,519	1,013
Construction-in-progress	2,576	2,728
	65,560	52,152
Less accumulated depreciation	19,471	12,459
Property and equipment, net	$46,089	$39,693

Construction in progress as of September 30, 2010 and December 31, 2009 represents the capital expenditures for leasehold improvements that will be used in our new branded retail stores. When these projects are completed, these balances are transferred to the appropriate property and equipment category and depreciated according to their estimated useful lives.

Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $2.5 million and $1.8 million for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, depreciation expense was $7.1 million and $4.4 million, respectively.

NOTE 7—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (amounts in thousands):

	As of September 30,	As of December 31,
	2010	2009
Accounts payable	$7,579	$1,602
Accrued sales and use taxes	1,706	2,025
Accrued expenses	3,643	2,714
Accrued percentage rent	1,410	1,367
Accrued customer credits	924	341
Other	2,343	3,668
Accounts payable and accrued expenses	$17,605	$11,717

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

We recognize stock-based compensation expense either on the straight-line or the graded attribution (accelerated) method over the requisite service period. The following tables summarize our stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (amounts in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock based compensation expense, net of forfeitures	$2,038	$2,917	$11,127	$8,544
Tax benefits	821	1,123	4,484	3,288
Stock based compensation expense, after tax benefits	$1,217	$1,794	$6,643	$5,256

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

During the nine months ended September 30, 2010 and 2009, we awarded 686,616 and 1,124,194 shares, respectively, of restricted stock to employees, officers and directors, which vest over a period of up to three years. Included in the shares awarded in 2010 are 411,739 shares that may vest in 2011 and 2012 if the Company achieves certain earnings targets in the year that will end on December 31, 2010. The fair value of the restricted shares awarded during the nine months ended September 30, 2010 and 2009, based on the price of our common stock at the date of grant, was $18.9 million and $12.7 million, respectively. Our policy for attributing the value of graded vesting share-based payments is the straight-line single option approach for grants with only service conditions and the graded attribution (accelerated) method for grants with performance conditions.

We have a practice of withholding common shares, upon an employee’s request, to satisfy employee minimum statutory income tax withholdings for restricted shares when they vest.  During the nine months ended September 30, 2010 and 2009, we withheld 391,409 and 220,615 shares for a total value of $9.6 million and $3.0 million, respectively. These amounts are considered a financing activity and recorded as statutory tax withholding payment for stock-based compensation in the accompanying condensed consolidated statements of cash flows.

During May 2010, we entered into a Separation Agreement with our former president which accelerated the vesting of his unvested 2009 performance share award and modified the service period requirement on a portion of his unvested 2010 performance share award.  As a result of this separation agreement, we recorded an additional $3.1 million in stock-based compensation expense during the nine months ended September 30, 2010 due to the modification of these awards.

The following table summarizes our restricted stock activities for the nine months ended September 30, 2010 (dollar amounts in thousands except per share data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Non-vested, beginning of year	1,198,488	$12.79
Granted	686,616	$27.50
Vested	(925,196)	$13.16
Forfeited	(75,038)	$24.45
Non-vested, end of period	884,870	$22.83	1.2	$18,888

As of September 30, 2010 and 2009, we estimated a forfeiture rate of 4.9% and 3.4%, respectively, based on historical experience.  The aggregate intrinsic value of restricted stock outstanding as of September 30, 2010 and 2009, adjusted for estimated forfeitures, was $18.0 million and $32.7 million, respectively.  As of September 30, 2010, the total unamortized stock-based compensation expense related to the restricted shares was $9.5 million, which is expected to be recognized over a weighted average period of 1.2 years.  The total grant date fair value of restricted stock vested during the nine months ended September 30, 2010 and 2009 was $12.2 million and $9.6 million, respectively.

NOTE 9 — Commitments and Contingencies

Leases

We lease our headquarters facility and retail store locations under operating lease agreements expiring on various dates through January 2022.  Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being recorded and amortized over the initial lease term on a straight-line basis. We have options to renew certain leases under various terms as specified within each lease agreement. We have no capitalized lease obligations.

As of September 30, 2010, we had 116 long-term lease agreements, which consisted of 98 retail stores in the U.S., seven international retail stores, our headquarters facility in Vernon, California, which includes a parking annex, four showrooms in the U.S., and administrative offices in Japan, South Korea, Hong Kong and Germany. Our leased properties aggregate 368,000 square feet of space, which consists of 150,000 square feet for our administrative and distribution facilities, 205,000 square feet of retail space and 13,000 square feet of showroom space.  Our lease agreements for 94 of the retail stores require payment of a percentage of sales, ranging from 4% to 18%, if our net sales at the retail store exceed a defined threshold. As of September 30, 2010, we had 89 retail stores that were open in the U.S., nine stores in the U.S. that had not been opened yet, four open retail stores in Japan, one open retail store in the U.K, one open retail store in Germany and one store in Canada that had not been opened yet.

Rent expense was $6.2 million and $4.6 million for the three months ended September 30, 2010 and 2009, respectively.  These amounts include contingent rental expense of $0.7 million and $0.4 million for the three months ended September 30, 2010 and 2009. Rent expense was $17.2 million and $11.6 million for the nine months ended September 30, 2010 and 2009, respectively. These amounts include contingent rental expense of $1.7 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively.

Future minimum lease payments under these operating leases as of September 30, 2010 are summarized as follows (amounts in thousands):

2010 (remainder of year)	$4,897
2011	19,834
2012	19,646
2013	19,629
2014	19,495
Thereafter	85,705
Total minimum lease payments	$169,206

Legal Proceedings

From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of business. We do not believe that these routine matters are material to our business or financial condition.

Redeemable Noncontrolling Interest

In July 2010, we entered into a joint venture agreement through our newly formed wholly owned subsidiary, True Religion Brand Jeans Germany GmbH (TRBJ Germany), with our former German distributor, UNIFA Premium GmbH (“UP”) for the wholesale and retail distribution of True Religion Brand Jeans products in Germany, Switzerland, Austria, the Netherlands, Belgium and Luxembourg. In connection with the joint venture agreement, we canceled the distribution agreement with UP and entered into a new distribution agreement with TRBJ Germany and we entered into an agreement with UP whereby we purchased certain assets, including inventory and fixed assets, of UP for an immaterial cash payment and UP obtained a redeemable noncontrolling interest in TRBJ Germany. We own a controlling 60% interest in TRBJ Germany, and UP owns a 40% interest. We have accounted for the transaction as a business combination and have allocated the preliminary consideration consisting of cash and the 40% interest in TRBJ Germany to the tangible assets and noncontrolling interest. Determination of the fair value of the 40% interest in TRBJ Germany transferred to UP and final allocation of the consideration will be finalized during the Company’s fourth quarter using fair value techniques.  An increase in consideration transferred may result in a purchase price excess and recognition of goodwill. The business of TRBJ Germany operates according to a joint venture agreement that includes a call option and put option on UP’s 40% redeemable noncontrolling interest, allowing us to purchase UP’s shares (the call option) or UP to sell us their shares (the put option) at a purchase price equal to the fair market value of UP’s shares at the time of delivery of the call or put option. Both options can be exercised beginning on the five year anniversary of the joint venture agreement and on every anniversary date thereafter. Additionally, the exercise of such options may be accelerated upon the occurrence of certain changes in control as defined in the joint venture agreement. As the redeemable interest is considered probable of becoming currently redeemable in the future, the redeemable interest will be adjusted to its estimated fair value in future periods.

NOTE 10 — Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share attributable to True Religion Apparel, Inc. (in thousands, except per share information):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income attributable to True Religion Apparel, Inc.	$11,779	$14,085	$27,708	$32,697

Basic shares	24,584	24,044	24,464	23,973
Dilutive effect of unvested restricted stock	171	172	343	173
Diluted shares	24,755	24,216	24,807	24,146

Earnings per share attributable to True Religion Apparel, Inc. - basic	$0.48	$0.59	$1.13	$1.36
Earnings per share attributable to True Religion Apparel, Inc. - diluted	$0.48	$0.58	$1.12	$1.35

For the three and nine months ended September 30, 2010, 411,739 and 271,888 weighted average shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares. For the three and nine months ended September 30, 2009, 908,287 and 722,395 weighted average shares, respectively, of restricted stock awards which were subject to performance conditions that had not been achieved were excluded from the calculation of dilutive shares.

NOTE 11 — Segment Information

Summarized financial information concerning our reportable segments is shown in the following table (amounts in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales:
U.S. Consumer Direct	$46,293	$32,605	$126,611	$83,885
U.S. Wholesale	26,938	31,911	76,748	91,621
International	18,016	16,575	45,564	39,862
Other	1,504	1,332	3,884	2,795
	$92,751	$82,423	$252,807	$218,163

Gross profit:
U.S. Consumer Direct	$33,335	$24,329	$92,323	$62,129
U.S. Wholesale	13,574	18,399	39,904	49,862
International	9,155	9,274	24,106	22,067
Other	1,504	1,332	3,884	2,795
	$57,568	$53,334	$160,217	$136,853

Operating income:
U.S. Consumer Direct	$14,998	$11,253	$41,214	$27,354
U.S. Wholesale	2,955	9,267	9,209	24,511
International	4,699	7,810	13,711	18,792
Other	(4,249)	(5,602)	(20,402)	(16,943)
	$18,403	$22,728	$43,732	$53,714

	Nine months Ended
	September 30,
	2010	2009
Capital expenditures:
U.S. Consumer Direct	$8,526	$11,741
U.S. Wholesale	2,033	549
International	2,394	432
Other	33	2,914
	$12,986	$15,636

	September 30,
	2010	2009
Total assets:
U.S. Consumer Direct	$63,272	$58,491
U.S. Wholesale	46,057	33,616
International	29,038	11,309
Other	134,734	109,329
	$273,101	$212,745

NOTE 12 — Supplemental Disclosure of Cash Flow Information (amounts in thousands)

During the nine months ended September 30, 2010 and 2009, we paid income taxes in the amount of $12.0 million and $21.1 million, respectively.

As of September 30, 2010, and 2009, we had recorded the purchase of $0.5 million and $1.8 million, respectively, of property and equipment that had not yet been paid for.  These amounts have been excluded from “Purchases of property and equipment” and “Accounts payable and accrued expenses” in the accompanying condensed consolidated statements of cash flows.

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

The forward-looking information set forth in this quarterly report on Form 10-Q is as of November 8, 2010, and we undertake no duty to update this information.  Shareholders and prospective investors can find information filed with the SEC after November 8, 2010 at our website at www.truereligionbrandjeans.com or at the SEC website at www.sec.gov.

RESULTS OF OPERATIONS

We design, market, distribute and sell premium apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include jeans, pants, woven and knit tops, and outerwear made from denim, fleece, jersey and other fabrics. We are known for our unique fits, washes and styling details. Our products are distributed through multiple wholesale and retail segments on six continents, including North America, Europe, Asia, Australia, Africa and South America. As of September 30, 2010, we had 89 retail stores in the U.S. and six international retail stores, compared to 70 retail stores in the U.S. and three international retail stores as of December 31, 2009 and 66 retail stores in the U.S. and three international retail stores as of September 30, 2009.

Third Quarter 2010 Compared to Third Quarter 2009

The following table summarizes our results of operations (dollar amounts in thousands, except per share data):

	Three Months Ended September 30,
	2010		2009		Change
	Amount	%	Amount	%	Amount	%
Net sales	$92,751	100.0%	$82,423	100.0%	$10,328	12.5%
Gross profit	57.568	62.1%	53,334	64.7%	4,234	7.9%
Selling, general and administrative expenses	39,165	42.2%	30,606	37.1%	8,559	28.0%
Operating income	18,403	19.8%	22,728	27.6%	(4,325)	(19.0)%
Other expense (income), net	(185)	(0.2)%	(55)	(0.1)%	(130)	(236.4)%
Provision for income taxes	6,717	7.2%	8,698	10.6%	(1,981)	(22.8)%
Redeemable noncontrolling interest	92	0.1%	—	0.0%	92	100.0%
Net income attributable to True Religion Apparel, Inc.	$11,779	12.7%	$14,085	17.1%	$(2,306)	(16.4)%
Net income attributable to True Religion Apparel, Inc. per share:
Basic	$0.48		$0.59		$(0.11)	(18.6)%
Diluted	$0.48		$0.58		$(0.10)	(17.2)%

Highlights

The sales growth we experienced in the third quarter of 2010 reflects the continued growth in our U.S. Consumer Direct and International business segments. The key highlights of 2010 were:

•                  Net sales increased 12.5% to $92.8 million;

•                  U.S. Consumer Direct net sales increased 42.0% to $46.3 million and same store sales increased 9.0%;

•                  U.S. Wholesale net sales decreased 15.6% to $26.9 million.

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Three Months Ended, September 30,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$46,293	$32,605	$13,688	42.0%
U.S. Wholesale	26,938	31,911	(4,973)	(15.6)%
International	18,016	16,575	1,441	8.7%
Other	1,504	1,332	172	12.9%
Total net sales	$92,751	$82,423	$10,328	12.5%

The following table summarizes percentage of total net sales by segment:

	Three Months Ended, September 30,
	2010	2009
U.S. Consumer Direct	49.9%	39.6%
U.S. Wholesale	29.1	38.7
International	19.4	20.1
Other	1.6	1.6
Total net sales	100.0%	100.0%

U.S. Consumer Direct net sales increased 42.0% to $46.3 million as we finished the third quarter of 2010 with 89 stores compared to 66 stores at the end of the third quarter of 2009. In addition, our same store sales, which includes 63 stores that have been open for at least 12 full months, increased 9.0%. During the remainder of 2010, we expect to open five branded retail stores in the United States.

U.S. Wholesale net sales decreased 15.6% to $26.9 million in the quarter. Within this channel, net sales to specialty store customers increased while net sales to major department store accounts decreased. We have been impacted by the overall slowdown in sales of women’s premium denim at the major department stores. In addition, we continued our strategy of reducing sales to off-price retailers to maintain our premium brand positioning.

International segment net sales increased 8.7% to $18.0 million. Our newly formed joint venture in Germany accounted for half of this increase and we had net sales increases in other markets, including Hong Kong, the United Kingdom and Mexico. Sales growth for the quarter in this segment was muted by our decision to terminate some non-exclusive distributors as we take a more direct role in positioning our brand. We believe that direct control of key markets is necessary to effectively protect and grow our brand in the long term.

Other net sales increased 12.9% to $1.5 million due to increases in royalties paid under existing licensing contracts.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Three Months Ended, September 30,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$33,335	$24,329	$9,006	37.0%
U.S. Wholesale	13,574	18,399	(4,825)	(26.2)%
International	9,155	9,274	(119)	(1.3)%
Other	1,504	1,332	172	12.9%
Total gross profit	$57,568	$53,334	$4,234	7.9%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	Three Months Ended, September 30,		Change
	2010	2009	%
U.S. Consumer Direct	72.0%	74.6%	(3.5)%
U.S. Wholesale	50.4	57.7	(12.7)%
International	50.8	56.0	(9.3)%
Other	100.0	100.0	0.0%
Total gross margin	62.1%	64.7%	(4.0)%

The U.S. Consumer Direct gross margin decreased due to a sales mix shift to outlet stores which have lower gross margins; a reduction in our initial markup on women’s jeans in response to competitor and market pricing; and an increase in markdowns at our outlet stores to sell through excess, aged inventory.

U.S. Wholesale gross margin decreased due to an increase in our off-price discount for the sale of excess, aged inventory and a reduction in our initial markup on women’s jeans in response to competitor and market pricing.

International gross margin decreased due to a significant decline in the gross margin earned on sales to Germany, as our new joint venture’s sales primarily consisted of inventory purchased from our former distributor. This resulted in a gross margin similar to the rate earned by a distributor. We expect the segment’s gross margin to normalize in the fourth quarter of 2010.

Selling, General and Administrative Expenses

The following table presents selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Three Months Ended, September 30,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$18,337	$13,076	$5,261	40.2%
U.S. Wholesale	10,619	9,132	1,487	16.3%
International	4,456	1,464	2,992	204.4%
Other	5,753	6,934	(1,181)	(17.0)%
Total selling, general and administrative expenses	$39,165	$30,606	$8,559	28.0%

The following table summarizes SG&A as a percentage of net sales (“SG&A rate”) by segment:

	Three Months Ended, September 30,		Change
	2010	2009	%
U.S. Consumer Direct	39.6%	40.1%	(1.2)%
U.S. Wholesale	39.4	28.6	37.8%
International	24.7	8.8	180.7%
Other	NM	NM	NM
Total SG&A rate	42.2%	37.1%	13.7%

The U.S. Consumer Direct SG&A increase is directly related to the store expansion over the past year, from 66 stores at the end of September 2009 to 89 stores at the end of September 2010. As a percentage of net sales, U.S. Consumer Direct SG&A decreased from 40.1% in the third quarter of 2009 to 39.6% in the third quarter of 2010 primarily due to the same store sales increase producing leverage on fixed costs.

Our U.S. Wholesale segment includes our design, production, marketing, distribution, credit, customer service, information technology and accounting departments.  Because many of these departments provide service to our overall business, this segment’s SG&A expenses do not fluctuate directly with the segment’s sales.  This segment’s SG&A increased in the third quarter of 2010 primarily due to additional spending in merchandise design and warehouse operations.

The increase in International SG&A is primarily due to our new German joint venture; the ramp up of the Asia Pacific team, based in Hong Kong; and the addition of two international stores (one in Tokyo, Japan and one in London, England).

Other SG&A decreased in 2010 due to a decrease in performance-based compensation expense.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	Three Months Ended, September 30,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$14,998	$11,253	$3,745	33.3%
U.S. Wholesale	2,955	9,267	(6,312)	(68.1)%
International	4,699	7,810	(3,111)	(39.8)%
Other	(4,249)	(5,602)	1,353	24.2%
Total operating income	$18,403	$22,728	$(4,325)	(19.0)%

The following table summarizes operating income as a percentage of net sales (“operating margin”) by segment:

	Three Months Ended, September 30,		Change
	2010	2009	%
U.S. Consumer Direct	32.4%	34.5%	(6.1)%
U.S. Wholesale	11.0	29.0	(62.1)%
International	26.1	47.1	(44.6)%
Other	NM	NM	NM
Total operating income margin	19.8%	27.6%	(28.3)%

The decrease in the overall operating margin is due to additional spending in our International segment where in some markets we are transitioning to a direct wholesale business model or opening branded retail stores and to the decrease of the U.S. Wholesale segment’s net sales.

The U.S. Consumer Direct operating margin decreased primarily due to the decrease in gross margin earned by this segment.

U.S. Wholesale operating margin decreased primarily because of the deleveraging of operating expenses as this segment’s net sales declined.

International operating margin decreased primarily due to the increased spending associated with our expansion discussed above.

Other income, net

Other income, net was not significant in the third quarter of 2010 and 2009.

Provision for Income Taxes

The effective tax rate was 36.1% for the third quarter 2010 compared to 38.2% for the third quarter of 2009.  The decrease in the effective tax rate is primarily due to an increase in the U.S. federal Domestic Activity Production credit rate in 2010.

Net Income and Earnings Per Diluted Share

Net income attributable to True Religion Apparel, Inc. was $11.8 million (and $0.48 per diluted share) for the third quarter of 2010 compared to $14.1 million (and $0.58 per diluted share) for the third quarter of 2009. The decrease in net income attributable to True Religion Apparel, Inc. and earnings per diluted share attributable to True Religion Apparel, Inc.is attributable to additional spending in our International segment combined with the decrease of the U.S. Wholesale segment’s net sales.

Year-to-Date 2010 Compared to Year-to-Date 2009

The following table summarizes our results of operations for the nine months ended September 30, 2010 and 2009 (dollar amounts in thousands, except per share data):

	Nine months Ended September 30,
	2010		2009		Change
	Amount	%	Amount	%	Amount	%
Net sales	$252,807	100.0%	$218,163	100.0%	$34,644	15.9%
Gross profit	160,217	63.4%	136,853	62.7%	23,364	17.1%
Selling, general and administrative expenses	116,485	46.1%	83,139	38.1%	33,346	40.1%
Operating income	43,732	17.3%	53,714	24.6%	(9,982)	(18.6)%
Other income, net	(205)	(0.1)%	(94)	(0.0)%	(111)	(118.1)%
Provision for income taxes	16,137	6.4%	21,111	9.7%	(4,974)	(23.6)%
Redeemable noncontrolling interest	92	0.0%	—	0.0%	92	100.0%
Net income attributable to True Religion Apparel, Inc.	$27,708	11.0%	$32,697	15.0%	$(4,989)	(15.3)%
Net income attributable to True Religion Apparel, Inc. per share:
Basic	$1.13		$1.36		$(0.23)	(16.9)%
Diluted	$1.12		$1.35		$(0.23)	(17.0)%

Highlights

During the first nine months of 2010, we continued to experience favorable brand and product acceptance across our multi-channel business model. The key highlights of the first nine months of 2010 were:

•                  Net sales increased 15.9% to $252.8 million due primarily to the growth of our U.S. Consumer Direct and International business segments;

•                  U.S. Consumer Direct net sales increased 50.9% to $126.6 million and same store sales increased 10.8%;

•                  U.S. Wholesale net sales decreased 16.2% to $76.7 million;

•                  Gross profit as a percentage of net sales increased to 63.4% from 62.7% due to the increase in the higher-margin U.S. Consumer Direct segment’s net sales;

•                  Included in SG&A expense is $4.4 million in separation costs associated with the termination of our former president.

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Nine months Ended September 30,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$126,611	$83,885	$42,726	50.9%
U.S. Wholesale	76,748	91,621	(14,873)	(16.2)%
International	45,564	39,862	5,702	14.3%
Other	3,884	2,795	1,089	39.0%
Total net sales	$252,807	$218,163	$34,644	15.9%

The following table summarizes percentage of total net sales by segment:

	Nine months Ended September 30,
	2010	2009
U.S. Consumer Direct	50.1%	38.4%
U.S. Wholesale	30.4	42.0
International	18.0	18.3
Other	1.5	1.3
Total net sales	100.0%	100.0%

U.S. Consumer Direct net sales increased as we finished the first nine months of 2010 with 89 stores compared to 66 stores at the end of the first nine months of 2009. In addition, our same store sales increased 10.8%.

U.S. Wholesale net sales decreased 16.2% to $76.7 million in the nine months ended September 30, 2010. Within this segment, net sales to specialty store customers increased while net sales to major department store accounts decreased. We have been impacted by the overall slowdown in sales of women’s premium denim at the major department stores. In addition, we continued our strategy of reducing sales to off-price retailers to maintain our premium brand positioning.

International net sales increased 14.3% to $45.6 million, primarily due to increased sales to the Asia Pacific region and the Europe, Middle East and Africa (“EMEA”) region.  Increased net sales to the Asia Pacific region represented half of the increase and were driven by the addition of our Hong Kong-based Asia Pacific team beginning in Q4 2009. During the first nine months of 2010, we opened two international branded retail stores, one in London, England and one in Tokyo, Japan.

Other net sales increased 39.0% to $3.9 million, due to increases in royalties due under existing licensing contracts.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Nine months Ended September 30,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$92,323	$62,129	$30,194	48.6%
U.S. Wholesale	39,904	49,862	(9,958)	(20.0)%
International	24,106	22,067	2,039	9.2%
Other	3,884	2,795	1,089	39.0%
Total gross profit	$160,217	$136,853	$23,364	17.1%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	Nine months Ended, September 30,		Change
	2010	2009	%
U.S. Consumer Direct	72.9%	74.1%	(1.6)%
U.S. Wholesale	52.0	54.4	(4.4)%
International	52.9	55.4	(4.5)%
Other	100.0	100.0	0.0%
Total gross margin	63.4%	62.7%	1.1%

Overall gross margin improved due to the ongoing net sales mix shift towards the higher-margin U.S. Consumer Direct business.

The U.S. Consumer Direct gross margin decreased as a higher percentage of segment sales came from the lower gross margin outlet stores as compared to the full price stores.

U.S. Wholesale gross margin decreased primarily due to a reduction in our initial markup on women’s jeans in response to competitor and market price reductions and some additional discounts given in the second quarter of 2010 to spur full price wholesale accounts’ purchases of merchandise on hand.

International gross margin decreased primarily because the gross margin earned on sales in the third quarter by our new German joint venture was driven by merchandise that was acquired from our former distributor at a higher cost.

Selling, General and Administrative Expenses

The following table presents selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Nine months Ended September 30,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$51,109	$34,775	$16,334	47.0%
U.S. Wholesale	30,695	25,351	5,344	21.1%
International	10,395	3,275	7,120	217.4%
Other	24,286	19,738	4,548	23.0%
Total selling, general and administrative expenses	$116,485	$83,139	$33,346	40.1%

The following table summarizes SG&A as a percentage of net sales (“SG&A rate”) by segment:

	Nine months Ended, September 30,		Change
	2010	2009	%
U.S. Consumer Direct	40.4%	41.5%	(2.7)%
U.S. Wholesale	40.0	27.7	44.4%
International	22.8	8.2	178.0%
Other	NM	NM	NM
Total SG&A rate	46.1%	38.1%	21.0%

The U.S. Consumer Direct SG&A increase is directly related to the growth in the number of stores we operated over the prior year, from 66 at the end of September 2009 to 89 at the end of September 2010.  As a percentage of net sales, U.S. Consumer Direct SG&A decreased from 41.5% in the first nine months of 2009 to 40.4% in the first nine months of 2010 primarily due to the same store sales increase producing leverage on fixed costs.

Our U.S. Wholesale segment includes our design, production, marketing, distribution, credit, customer service, information technology and accounting departments.  Because many of these departments provide service to our overall business, this segment’s SG&A expenses do not fluctuate directly with the segment’s sales.  This segment’s SG&A increased in the first nine months of 2010 primarily due to additional spending to support our company-wide growth plans.  We installed a new wholesale and financial information technology system in the second half of 2009 which increased depreciation expense; additionally, advertising and tradeshow costs increased, as well as warehouse, design and production costs as we support our overall business growth.

The increase in International SG&A is linked to the ramp up of the Asia Pacific team, based in Hong Kong; the opening of two international stores (one in Tokyo, Japan and one in London, England); and the start-up and operation of our new German joint venture.

The Other SG&A increase is primarily attributable to $4.4 million in separation costs associated with our former president.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	Nine months Ended September 30,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$41,214	$27,354	$13,860	50.7%
U.S. Wholesale	9,209	24,511	(15,302)	(62.4)%
International	13,711	18,792	(5,081)	(27.0)%
Other	(20,402)	(16,943)	(3,459)	(20.4)%
Total operating income	$43,732	$53,714	$(9,982)	(18.6)%

The following table summarizes operating income as a percentage of net sales (“operating margin”), by segment:

	Nine months Ended, September 30,		Change
	2010	2009	%
U.S. Consumer Direct	32.6%	32.6%	0.0%
U.S. Wholesale	12.0	26.8	(55.2)%
International	30.1	47.1	(36.1)%
Other	NM	NM	NM
Total operating income margin	17.3%	24.6%	(29.7)%

The decrease in the overall operating margin is primarily due to the decrease of the U.S. Wholesale segment’s net sales combined with additional spending in our International and U.S. Wholesale businesses.  Additionally, we recorded $4.4 million in separation costs in the second quarter of 2010; excluding the separation costs, the overall operating margin would have been 19.0%.

The U.S. Consumer Direct operating margin remained flat at 32.6%.

U.S. Wholesale operating margin decreased primarily because of the deleveraging of operating expenses as this segment’s net sales declined.

International operating margin decreased primarily due to the transition to a direct wholesale business model in much of Asia and the opening of branded retail stores in Tokyo and London.

Other Income, net

Other income, net was not significant in the nine months ended September 30, 2010 and 2009.

Provision for Income Taxes

The effective tax rate for nine months ended September 30, 2010 was 36.7% compared to 39.2% in the nine months ended September 30, 2009.  The prior period provision for income taxes included approximately $0.5 million relating to the adjustment of state income tax apportionment factors. This adjustment impacted the effective tax rate for the first nine months of 2009 by approximately 90 basis points. When this adjustment is deducted from the 2009 effective tax rate, that rate is 38.3%,  The decrease in the rate from the adjusted rate of 38.3% to 36.7% is primarily due to an increase in the U.S. federal Domestic Activity Production credit rate in 2010.

Net Income and Earnings Per Diluted Share

Net income attributable to True Religion Apparel, Inc. was $27.7 million, or $1.12 per diluted share, for the first nine months of 2010 compared to $32.7 million, or $1.35 per diluted share, for the first nine months of 2009.  The separation costs of $4.4 million ($2.8 million net of taxes) reduced our diluted earnings per share attributable to True Religion Apparel, Inc. by $0.11 for the first nine months of 2010.  Net income attributable to True Religion Apparel, Inc. excluding separation cost for the first nine months of 2010 would have been $30.5 million, or $1.23 per diluted share.  The remaining decrease in net income attributable to True Religion Apparel, Inc. and diluted earnings per share attributable to True Religion Apparel, Inc. is attributable to the factors discussed above, including increases in International operating expenses as we expand our brand’s presence globally.

LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of 2010, cash and cash equivalents increased by $22.2 million from the beginning of the year. Cash inflows of $37.1 million from operating activities, $3.6 million from the excess tax benefit from stock-based compensation and $5.0 million from the sale of investments, were partially offset by cash outflows for capital expenditures of $13.0 million and tax withholding payments for stock-based compensation of $9.6 million.

Operating Activities

Net cash provided by operating activities was $37.1 million in the first nine months of 2010, which is $7.9 million less than the $45.0 million generated in the first nine months of 2009. The decrease in cash provided by operating activities is primarily due to an increase in inventory in order to support our 23 branded retail stores opened since the end of the third quarter of 2009, the opening of three international stores and the wholesale business operated by the new joint venture based in Germany.

Investing Activities

Net cash used in investing activities was $9.1 million in the first nine months of 2010 compared to $10.9 million in the first nine months of 2009. This change of $1.8 million is primarily due to the decrease in capital expenditures from $15.6 million in the first nine months of 2009 to $13.0 million in the first nine months of 2010. During the first nine months of 2009, we had $2.9 million in capital expenditures for the new information technology system that was implemented in the third quarter of 2009; we did not have similar capital expenditures in the first nine months of 2010. Our expenditures for new stores was consistent in both periods.

Financing Activities

Net cash used in financing activities was $6.1 million in the first nine months of 2010 compared to $2.9 million in the first nine months of 2009. This increase is due to an increase in cash used for statutory tax withholding payments for stock-based compensation which was partially offset by an increase in the excess tax benefit from stock-based compensation. These increases are primarily due to an increase in the number of shares vesting and an increase in our stock price during the first nine months of 2010 compared to the first nine months of 2009.

Liquidity

Our primary ongoing cash requirements are currently expected to be for our ongoing operations, capital expenditures for new branded retail stores, our expansion internationally, and information technology and other infrastructure needs. Management believes that cash flows from continuing operations and on-hand cash and cash equivalents will be sufficient to fund the Company’s operations and planned capital expenditures for more than the next 12 months. Over the long term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We believe our cash, cash equivalents and future operating cash flows, as well as any potential future borrowing facilities, will be sufficient to fund scheduled future payments and potential long-term initiatives. The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions, and we cannot guarantee that we would be able to obtain financing on favorable terms, if needed.

Capital expenditures for the remainder of 2010 are expected to approximate $4 million.

Contractual Obligations

As compared to December 31, 2009, the only material change in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K as of November 8, 2010 is the execution of 23 new retail leases which have future minimum lease payments of $27.6 million.  For additional information regarding our contractual obligations as of December 31, 2009, see Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2009.

Seasonality of Business

Due to the holiday shopping season in December, our U.S. Wholesale segment’s sales historically have been higher in the second half as compared to the first half of the year, and our U.S. Consumer Direct segment’s quarterly sales historically have been highest in the fourth quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the nine months ended September 30, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 10, 2010.

ITEM 3.                                                     Quantitative and Qualitative Disclosures About Market Risk

We operate a wholesale business and four retail stores in Japan; most of these wholesale sales, all of these retail sales and all related operating expenses are denominated in Japanese Yen. We operate a retail store in the U.K.  All of that store’s retail sales and related operating expenses are denominated in British Pounds. Since August 2010, we operate a wholesale business in part of Europe and a retail store in Germany through a joint venture.  All of the joint venture’s sales and related operating expenses are denominated Euro, except for merchandise which is purchased in U.S. Dollars.  Because these operations are not significant to our overall business, our exposure to fluctuations in the U.S. Dollar and Japanese Yen exchange rate; the U.S. Dollar and Great Britain Pound exchange rate; and the U.S. Dollar and Euro exchange rate are not considered material as of September 30, 2010. We received United States dollars (“USD”) for all other merchandise sales and licensing revenue during the nine months ended September 30, 2010. Merchandise purchases from contract manufacturers are denominated in USD.

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
(a)

On June 4, 2010 we issued an aggregate of 159,401 shares of common stock under our employment agreement with our President, Michael Egeck.  The shares were issued as compensation for services.  As President of the Company, Mr. Egeck qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.

	(b)	None
	(c)	See below.

This table provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2010:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Per Share (a)	Announced Plan	Under the Plan
July 1, 2010 – July 31, 2010	1,981	$23.81	—	—
August 1, 2010 – August 31, 2010	2,141	$19.48	—	—
September 1, 2010 - September 30, 2010	—	$—	—	—
Total	4,122	$21.56	—	—

(a)

These columns reflect the surrender to the Company of shares of common stock to satisfy minimum statutory income tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	(Removed and Reserved)

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description

10.1	Form of True Religion Apparel, Inc. Indemnification Agreement for Directors and Officers.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.

By:	/s/ JEFFREY LUBELL
Jeffrey Lubell, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 8, 2010

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 8, 2010