Form 10-K
period 2010-12-31
TRUE RELIGION APPAREL INC
filed 2011-03-14
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2010, was approximately $527,258,000, computed by reference to the price of $22.07 per share, the price at which the common equity was last sold on such date as reported on the Nasdaq Global Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates.

         On March 9, 2011, 25,124,585 shares of common stock were outstanding.

TRUE RELIGION APPAREL, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

Exhibit 10.10
Exhibit 10.11
Exhibit 10.13
Exhibit 10.14
Exhibit 10.16
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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

 PART I.

Item 1.    Business.

General

        True Religion Apparel, Inc. (referred to in this Annual Report on Form 10-K as "the Company," "our," "we," or "True Religion") designs, markets, distributes, and sells apparel under the brand name "True Religion Brand Jeans" to fashion-conscious consumers on six continents, including North America, Europe, Asia, Australia, Africa and South America. We seek to be a trend setting leader in the design, marketing, distribution and sale of fashion jeans and related sportswear apparel. Our products can be categorized as denim, knit and non-denim, and most come in 'tops' and 'bottoms'. Knit styles include hoodies, t-shirts and sweats, and non-denim fabrics include corduroy and twill. Tops range from shirts to jackets, and bottoms encompass pants, shorts and skirts. We operate in four distinct but integrated segments: U.S. Wholesale, International, U.S. Consumer Direct and Core Services, which includes licensing activity. Our U.S. Consumer Direct segment consists of branded retail stores located in the United States and e-commerce sales. The Core Services segment provides product design, production, distribution, marketing and other overhead resources to the other segments. During the past eight years, we have developed a recognizable brand, expanded vertically into the U.S. Consumer Direct segment, expanded our product offerings, and initiated a strategy to leverage our brand by entering into product licensing agreements.

        We market our products to domestic and international wholesale customers by attendance at industry trade shows. Our collections are also presented to the wholesale customers in our showrooms, located in New York City, Los Angeles, Hong Kong, Seoul, Tokyo, London, Milan, Dusseldorf and Munich. We have wholesale sales teams at each of our showrooms. Wholesale customers can be found in six continents and include specialty stores, major department stores, off-price retailers, and wholesale distributors.

        Our products are sold in the United States in leading national premium stores, including Bloomingdale's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, and in approximately 750 boutique and specialty stores. We also sell our products in the United States through our 94 branded retail stores and through our True Religion Brand Jeans website, which is operated for us by a third party. Our products are sold internationally through our seven branded retail stores and distributed internationally through our wholesale sales teams, international distributors and sales agents, who sell our products to boutiques and specialty stores in major cities throughout Africa, Asia, Australia, Europe, the Middle East, South America and Canada.

Business Strategy

        Our strategy is to build brand recognition by marketing our products to fashion-conscious, affluent consumers who shop in our own branded retail stores, premium nationwide stores, select boutiques and specialty stores, and who want to wear and be seen in the latest and most fashionable premium jeans and related apparel. True Religion Brand Jeans often sell in the range of $168 to $376 per pair at retail; occasionally, we offer specialty items at higher prices. We continually update our product offerings to be seen as a trend-setter in the high fashion jeans apparel market.

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

Our Brand and Products

        Since 2003, our brand name has become a familiar name in premium denim and apparel. We believe the strength of the True Religion Brand Jeans brand name and image is due mainly to our emphasis on seeking innovative and distinctive product designs that stand for exceptional fit, styling details and quality. We seek to be an innovator in premium lifestyle branding. Our fashion perspective is significantly influenced by our Chairman, Chief Executive Officer and Chief Merchant, Jeffrey Lubell.

        Our principal products are high fashion denim jeans in a wide variety of styles that we design, market, distribute and sell under the True Religion Brand Jeans trademarks. We currently sell men's, women's and kid's styles. Our products are sold in the United States and abroad through our branded retail stores, upscale retailers and boutiques and specialty stores. In addition to denim jeans, we sell a wide variety of related products for men, women and children, including corduroy pants and jackets, cotton, twill, linen and velvet pants and jackets, fleece sweat suits and hooded sweatshirts, skirts, knit shirts, t-shirts, shorts and sportswear. Many of our products can be viewed on our website located at www.truereligionbrandjeans.com. We intend to continue to introduce new styles and styling details in jeans and sportswear.

        True Religion Brand Jeans products are made with high quality fabrics primarily from the United States, Turkey, Japan, and Italy that are gently and naturally aged, hand finished and boldly stitched in multiple thread colors. Although we operate in a highly competitive market, we seek to distinguish True Religion Brand Jeans products by emphasizing superior fit and unique styling details. Many of our products are made to look, feel and fit like they have been owned for years. We believe that we have a competitive advantage in the detailing of the design, the quality of the fabric and the superiority of the fit.

        Each year we introduce new collections that we expect will be considered trend setting by fashion-conscious consumers.

        Our 2010 net sales categorized by gender were approximately as follows: women—48%; men—48%; and kids—4%. Our largest retail product category in terms of units sold in 2010 was denim bottoms, which accounted for 72% of total units sold in our U.S. Consumer Direct segment. Our average sales price for women's products in our full price retail stores was $170 in 2010; for men's products, it was $175; and for kid's products, it was $104.

Our Sales Segments

        Information regarding net sales, gross profit and operating income, attributable to each of our segments, is included within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Item 8. Financial Statements and Supplementary Data in Note 15, Segment Information, of our Notes to Consolidation Financial Statements, which are incorporated herein by reference.

Our U.S. Consumer Direct Segment

        Our U.S. Consumer Direct segment includes our United States branded retail stores and our e-commerce sales. As of December 31, 2010, we operated 94 branded retail stores in the United States, including 27 stores located in outlet centers. We added 24 branded retail stores in 2010, and in 2011 we expect to add approximately15 branded retail stores in the United States. Our branded retail stores are located across the United States in a variety of upscale shopping areas ("street" locations, regional malls, and a limited number of outlet centers). Our typical branded retail store is approximately 1,700 square feet, while our typical branded retail store located in an outlet center is approximately 2,500 square feet. Our branded retail stores showcase the full range of our branded merchandise including licensed products, in an environment that emphasizes our unique "Malibu hippie-bohemian chic" image through an extensive use of hand-hewn hickory pecan wood. Our e-commerce sales are made through a third-party who receives sales commissions in exchange for operating the 'True Religion Brand Jeans' website, accepting customer orders and fulfilling customer orders from their distribution center, where they hold our merchandise on consignment. In 2010, our U.S. Consumer Direct segment generated net sales of $189.1 million, comprising 52.0% of our total net sales.

Our U.S. Wholesale Segment

        Our U.S. Wholesale segment sells our products to leading nationwide premium department stores, specialty retailers and boutiques that have the image and merchandising expertise that we demand for the effective presentation of our products. In 2010, our products were sold in Bloomingdale's, Neiman Marcus, Nordstrom and Saks Fifth Avenue, and in approximately 750 specialty and boutique stores. Our U.S. Wholesale segment also sells our products, primarily prior season or excess merchandise, to off-price retailers. In 2010, our U.S. Wholesale segment generated net sales of $104.9 million, comprising 28.8% of our total net sales.

Our International Segment

        Our International segment sells our products through a variety of channels, including subsidiaries that operate retail stores and sell to wholesale customers who operate retail stores; distributors and sales agents who sell to upscale boutiques in their respective territory; and directly to wholesale customers who operate retail stores. As of December 31, 2010, our International segment includes one full price and three outlet retail stores in Japan, one full price retail store in the United Kingdom, one full price retail store in Canada and one full price retail store in Germany. Through our wholesale sales teams, international distributors and sales agents, our products are found in major cities throughout

Africa, Asia, Australia, Europe, the Middle East, North America and South America. In 2010, our International segment generated net sales of $64.4 million, comprising 17.7% of our total net sales. We have established a Europe, Middle East, and Africa (EMEA) regional office in Switzerland and a regional office for Asia/Pacific in Hong Kong. We plan to grow our net sales and net earnings from the International segment by presenting our merchandise at True Religion Brand Jeans stores and at premium retailers' stores in markets where fashion-conscious consumers shop. In 2011, we expect to open a total of approximately eight branded retail stores in Canada, the United Kingdom, Germany and the Netherlands.

Our Licensing Business

        We selectively license our brand name and logo to be included on products sold by other companies to enhance and extend the True Religion Brand Jeans brand. Through licensing alliances, we combine our consumer insight, design, and marketing skills with the specific product competencies of our licensing partners to create, build and expand our product offerings to fashion-conscious consumers. We grant our product licensees the right to design, manufacture and sell at wholesale specified categories of products under our trademark. We have the right to approve or disapprove the licensees' designs, products and wholesale customers. Each licensing partner pays us royalties based upon its wholesale sales of products that use our trademark. In addition, licensing partners may be required to allocate a portion of their sales revenues to advertise our products and share in the creative costs associated with these products. Our licenses typically have three year terms and may grant the licensee conditional renewal options. We recognized $5.3 million in royalty revenue through our licensing business in 2010 as a component of our Core Services segment.

        At the end of 2010, our licensed merchandise categories were: footwear, fragrances, headwear (including scarves and gloves), sunglasses and swimwear. In 2010, we terminated our legwear licensed merchandise category.

Marketing

        The True Religion Brand Jeans marketing and public relations strategy is designed to communicate the signature design aesthetic and lifestyle of our brand, and to reinforce our position as a global leader in premium denim. Our unique, "bohemian-chic" style was created by our founder, Chief Executive Officer and Chief Merchant, Mr. Jeffrey Lubell. Mr. Lubell continues to oversee every aspect of our marketing, including the creative aspect.

        The True Religion Brand Jeans marketing department is based in Vernon, California. The department works hand-in-hand with Mr. Lubell to create seasonal advertising campaigns which serve as the basis for all of our media and marketing communication efforts. The marketing mix consists of a variety of channels including: national and international print advertising, strategic outdoor advertising, in-store advertising, digital advertising, and social media. This mix of media and channels is designed to support the brand's growth across diverse consumer groups and markets. In addition, the brand strategically cultivates and enjoys a strong and loyal celebrity following. These unpaid celebrity endorsements have been, and continue to be, highly effective in expanding our brand awareness and affinity.

Trademarks

        We have 26 trademarks registered in the United States for "True Religion Brand Jeans" logos and marks. We have also secured international trademark registrations in 43 countries and we continue to seek trademark registrations that we believe are necessary to protect the True Religion Brand Jeans brand. Generally, our trademarks remain valid and enforceable so long as we continue to use the marks in commerce and the required registration renewals are filed. We consider our trademarks as valuable assets in the marketing of our products and seek to protect them from infringement worldwide.

        We have been issued a patent in the United States for our Joey style jeans and three patents for our QT stitch, which are distinctive designs. The patent for our Joey style jeans will expire in 2021 and the three patents for our QT stitch will expire in 2024. We have also been issued six patents in the European Community for our QT stitch which will expire in 2035.

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

Design and Product Development

        Our design team, which has 29 employees and is led by Mr. Lubell, is responsible for the design and development of our products. We do not currently have a formal research and development effort but our design team plans to continue to develop new merchandise styles for each season. Our design team is diverse in all our product categories and is known for designing leading fashion trends. Our washes are constantly in development to react to the demand for new and exciting products for consumers. The development of our products from concept through manufacturing is engineered to be not only fashionable but durable as well.

Manufacturing

        We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have contract manufacturers in the United States for our women's and men's denim, knits and some fleece products, Mexico for our kid's denim, knits, and some fleece products, and Asia for knit shirts, outerwear, woven shirts and non-denim bottoms. We believe we can meet our current production needs using these and other available contract manufacturers. These contractors purchase the fabric and materials and then sew and finish our products to our design specifications. In addition to the contract manufacturers, we utilize various laundry and finishing houses in the Los Angeles area to complete the production of many of our products.

        Our production and sourcing staff oversee the manufacturing and quality control of our products and researches and develops new sources of supply for the materials used in the manufacturing of our products.

Quality Control

        Our quality control program ensures that products meet our high quality standards. We monitor the quality of the fabrics used by our contract manufacturers prior to the production of garments and inspect prototypes of each product before production runs commence. We also perform random on-site quality control checks during and after production before our products are shipped from our contract manufacturers. Final random inspections of our products occur when our products are received in our distribution center. We believe that our policy of inspecting our products at both our distribution centers and on-site at our contract manufacturers' facilities is integral in maintaining the quality, consistency and reputation of our products.

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

Competition

        The retail apparel industry is highly competitive. We compete with numerous designers and manufacturers of apparel and accessories, domestic and foreign, including 7 for All Mankind, AG Adriano Goldschmied, Citizens of Humanity, Diesel, G-Star, J Brand, Joe's Jeans and Levi Strauss & Co,. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, fit and quality, which depend on our ability to:

  •
  anticipate and respond to changing consumer demands in a timely manner;

  •
  maintain favorable brand recognition;

  •
  develop and produce high quality products that appeal to consumers;

  •
  appropriately price our products;

  •
  ensure product availability; and

  •
  obtain sufficient retail floor space and effectively present our products at retail.

Employees

        As of December 31, 2010, we employed on a full or part-time basis a total of 1,663 employees, consisting of 1,367 in our retail stores, 149 in design and production, and 147 in general administration.

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

        Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers, our largest direct customers. The United States and global economies have suffered from a prolonged recession for the past several years and as a result consumer spending has deteriorated significantly from pre-recession levels and may remain depressed, or be subject to further deterioration, for the foreseeable future. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of high-fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores or the mix between full price and off-price stores, maintain or increase our international operations on a profitable basis, or maintain our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by continued downward trends or uncertainty in the United States or global economies.

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

        We face intense competition in the apparel industry from other established companies. A number of our competitors may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the apparel industry, compete more effectively on the basis of price and production, and more quickly develop new products. In addition, there are low barriers of entry into this industry and new companies may enter the markets in which we compete, further increasing competition in the industry. Our branded retail stores compete with many other retailers, including department stores, some of whom are our major wholesale customers. We believe that our ability to compete successfully depends on a number of factors, including the style and quality of our products and the strength of our brand name, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common stock.

Increases in the price of raw materials or their reduced availability could increase our cost of goods and decrease our profitability.

        The principal fabrics used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials—primarily cotton—used to produce them. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather, supply conditions, transportation costs, work stoppages, government regulation, economic climates and other unpredictable factors. Cotton prices world-wide have increased significantly in the past year, and the outlook for future prices is uncertain. Increases in raw material costs, together with other factors, will make it difficult for us to sustain the gross margin level we have achieved in recent years and result in a decrease of our profitability unless we are able to pass higher prices on to our wholesale and retail customers, reduce the costs of other inputs, or improve our production process so we reduce the amount of excess inventory that is sold at a discount. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

Risks Related to Our Business

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

        We have experienced rapid growth since our inception, and have increased our net sales from $140.5 million in 2006 to $363.7 million in 2010. We anticipate that our future growth rate will depend upon various factors, including the strength of our brand image, the market success of our current and future products, the success or our growth strategies, competitive conditions and our ability to manage our future growth. Future growth may place a significant strain on our management and operations. As we continue to grow in our operations, our operational, administrative, financial and legal procedures and controls will need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business. Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our future operating results could be adversely affected.

Our profitability may decline as a result of increasing pressure on margins.

        The high fashion apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer spending patterns. These factors may cause us to reduce our sales prices for sales of products to retailers and directly to consumers in our Consumer Direct segment which could cause our gross margin to decline. If our sale prices decline and we are unable to offset such price reductions with comparable reductions in our operating costs, our future operating results could be adversely affected.

The loss of our Chief Executive Officer or other key management personnel would have an adverse impact on our future development and could impair our ability to succeed.

        Our performance is substantially dependent upon the expertise of our Chief Executive Officer, Jeffrey Lubell, and other key management personnel. In addition to his executive officer functions, Mr. Lubell is our chief merchant and heads our design team. His leadership in the design, marketing and operational areas of our business has been instrumental to our growth. The death or disability of Mr. Lubell or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our business. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also have a material adverse effect on us. We do not maintain "key man" insurance with respect to Mr. Lubell or any of our other key management personnel, and any of them may leave us at any time, which could severely disrupt our business and future operating results.

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

        Our growth strategy is dependent in part on our ability to open and operate new stores and the availability of suitable store locations on acceptable terms. Although we operated 94 branded retail stores in the United States and seven international branded retail stores as of December 31, 2010, we historically have been primarily a wholesaler. In 2011, we plan to open approximately 15 company-operated branded retail and outlet stores in the United States and eight stores in other countries. The success of this strategy is dependent upon, among other factors, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and making capital expenditures for these stores. We must also offer a broad product assortment, appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies and integrate our stores into our overall business mix. An increase in the number of branded company-operated stores will place increased demands on our operational, managerial and administrative resources and require us to further develop our retailing skills and capabilities. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. The commitments associated with our expansion will increase our operating expenses may be costly to terminate, and these investments may be difficult to recapture if we decide to close a store or change our strategy.

We may be unsuccessful in implementing our planned international expansion, which could impair the value of our brand, harm our business and negatively affect our result of operation.

        We plan to grow our net sales and net earnings from our International segment by opening True Religion Brand Jeans stores in various international markets. For example, we recently established a regional office for EMEA in Switzerland and a regional office for Asia/Pacific in Hong Kong and currently plan to open stores in Canada, the United Kingdom, Germany and the Netherlands. As we expand outside the United States, we may incur significant costs relating to starting up, maintaining and expanding foreign operations. Costs may include, but are not limited to obtaining prime locations for stores, setting foreign offices and hiring personnel. We may be unable to open and operate new stores successfully and our growth may be limited, unless we are able to:

  •
  identify desirable markets and sites for store locations;

  •
  negotiate acceptable lease terms;

  •
  efficiently build and equip new stores;

  •
  hire, train and retain competent store personnel;

  •
  manage inventory effectively to meet the needs of new and existing stores on a timely basis;

  •
  successfully integrate stores into our existing operations;

  •
  manage foreign currency risk effectively;

  •
  satisfy the fashion preferences of customers in new geographic areas; and

  •
  achieve acceptable operating margins from new stores.

We cannot be sure that we can successfully open new stores or that our new stores will be profitable. Additionally, our international expansion may place increased demands on our operational, managerial and administrative resources and these increased demands may cause the Company to operate its business less efficiently, which could harm the performance of its existing stores.

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

Our ability to attract customers to our stores depends heavily on the success of the shopping centers and street locations in which they are located.

        In order to generate customer traffic, we locate many of our stores in prominent locations within successful shopping centers or in fashionable shopping districts. We cannot control the development of new shopping centers or districts; the availability or cost of appropriate locations within existing or new shopping centers or districts; competition with other retailers for prominent locations; or the success of individual shopping centers or districts. All of these factors may impact our ability to meet our growth targets and could have a material adverse effect on our financial condition or results of operations.

A privacy breach could damage our reputation and our relationship with our customers, expose the Company to litigation risk and adversely affect our business.

        As part of our normal course of business, we collect, process and retain sensitive and confidential customer information. Despite security measures we have in place, our facilities and systems, and those of the Company's third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Company or its vendors, could severely damage our reputation and our relationships with our customers, expose the Company to risks of litigation and liability and adversely affect our business.

Our ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.

        As we continue to increase our international operations, we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control. These factors include, among other things:

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease our corporate headquarters facility, which is a 119,000 square foot industrial building located in Vernon, California. The lease agreement expires on August 31, 2016, and we have the right to renew the lease agreement for up to ten years if we comply with the lease agreement terms. We conduct our design, administrative and distribution operations at this facility.

        We lease our retail store locations under operating lease agreements expiring on various dates through 2022. Standard store lease agreements cover a period of ten years and do not include a renewal option. These facilities are located in the United States, the United Kingdom, Japan, Canada and Germany. Many of the store lease agreements allow us to terminate the agreement, generally in the third or fourth year, if our sales do not meet a pre-determined level. As of December 31, 2010, we had 101 stores open, including four in Japan and one each in the United Kingdom, Canada and Germany. In 2011, we expect to open approximately 15 stores in the United States and eight stores internationally. At the end of 2010, our total retail square footage, which includes international retail stores and storage space at all stores, was approximately 209,000. Our retail stores range in size from 600 to 4,700 square feet.

        We also lease our domestic and international showrooms and international administrative offices under lease agreements expiring on various dates through 2019. The showrooms are located in Los Angeles, New York, Duesseldorf, Munich and Milan and total approximately 17,000 square feet. The international administrative offices are located in Tokyo, Dusseldorf, Hong Kong and Seoul and total approximately 11,000 square feet. The offices in Tokyo, Hong Kong and Seoul include showroom spaces.

Item 3.    Legal Proceedings.

        In the ordinary course of business, we are involved in various legal proceedings. We do not believe that these matters, either alone or in the aggregate, will have a material impact on our financial condition.

Item 4.    Reserved

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock trades under the symbol "TRLG" on the Nasdaq Global Market. The high and low sales prices for our common stock, as reported by the Nasdaq Global Market for the periods indicated are as follows:

	2010		2009
	High	Low	High	Low
First Quarter	$30.85	$18.73	$14.13	$7.83
Second Quarter	$33.11	$22.07	$24.52	$11.87
Third Quarter	$25.79	$17.54	$26.51	$19.64
Fourth Quarter	$23.86	$18.73	$28.33	$17.57

Holders

        As of March 4, 2011 there were 57 record holders and approximately 16,500 beneficial holders of our Common Stock.

Dividends

        We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. There are no restrictions that limit our ability to pay dividends on our common shares. Any future determination as to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Stock Price Performance

        The following graph compares, for each of the last five fiscal years, commencing on December 31, 2005 and ending December 31, 2010, the cumulative total return of True Religion Apparel, Inc. common stock, Standard & Poor's 500 Index, and Standard & Poor's 1500 Apparel, Accessories & Luxury Goods Index. The Apparel, Accessories & Luxury Goods Index is comprised of 17 companies, also representing a sector of the Standard & Poor's 500 Index. The cumulative total return of True Religion Apparel, Inc. common stock assumes $100 invested on December 31, 2005 in our common stock and in each of the foregoing indices. The stock price performance graph is not necessarily indicative of future stock price performance. The return on $100 invested in the S&P 500 and the S&P 1500 Apparel, Accessories & Luxury Goods Index over the 5 year period from December 2005 to December 2010 was $112 and $152, respectively.

      *
      $100 invested on 12/31/05 in stock or index, including reinvestment or dividends.
      Fiscal year ending December 31.

      Copyright ©2011 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Transactions in Our Equity Securities

        For the period covered by this report, we have not engaged in any transactions involving the sale of our unregistered equity securities that were not disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K. We have not engaged in any sales of registered securities for which the use of proceeds is required to be disclosed. This table provides certain information with respect to our purchases of shares of our common stock during the fourth quarter of 2010:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
October 1, 2010—October 31, 2010	1,346	$22.04	—	—
November 1, 2010—November 30, 2010	245	$20.82	—	—
December 1, 2010—December 31, 2010	—	$—	—	—

Total	1,591	$21.85	—	—

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

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Statement of operations data (In Thousands):
Net sales	$363,714	$311,001	$270,000	$173,256	$140,489
Operating income	69,922	77,597	68,876	47,142	34,977
Provision for income taxes	26,690	30,434	25,570	21,100	14,035
Net income attributable to True Religion Apparel, Inc.	43,496	47,332	44,371	27,845	21,746
Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$1.78	$1.97	$1.89	$1.21	$0.97
Diluted	$1.75	$1.92	$1.83	$1.16	$0.92
Weighted number of shares outstanding—basic	24,495	23,993	23,511	22,964	22,496
Weighted number of shares outstanding—diluted	24,852	24,659	24,270	23,949	23,608

	As of December 31,
	2010	2009	2008	2007	2006
Balance sheet data ($000's):
Working capital	$211,833	$166,565	$113,108	$72,846	$58,845
Total assets	$295,884	$229,806	$166,452	$113,258	$79,751
Stockholders' equity	$249,032	$197,854	$142,250	$95,247	$64,147

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

        We design, market, distribute and sell premium denim apparel, centered on our core denim products using the brand name "True Religion Brand Jeans." Our products include pants, tops and jackets, made from denim, fleece, corduroy and other fabrics. We are known for our unique fit and styling details. Through multiple wholesale and retail channels, our expanding product line reaches fashion-conscious consumers on six continents, including North America, Europe, Asia, Australia, Africa and South America.

Strategic Initiatives

        We believe that our brand, differentiated design vision, high-quality supply chain and diversified business strategy anchored by our direct to consumer sales model enable us to be well positioned to expand our business and enhance shareholder value through execution of our strategy and focusing on key strategic initiatives, which include:

  •
  Expand in International markets—We believe that our net sales in our international segment can grow significantly in the future. Our approach to each market may vary, but in general we intend to have our merchandise presented in multi-brand retail stores (wholesale channel) and in True Religion Brand Jeans stores (retail channel), which is consistent with our domestic presentation. We have established three regions to manage our international business: Asia Pacific, based in Hong Kong; Europe, Middle East and Africa (EMEA), based in Switzerland; and Americas, based at our company headquarters in Vernon, California. We have leadership teams in place in each of these three regions to direct the growth of our international business.

  •
  Grow our U.S. Direct to Consumer store base while achieving targeted margins—From the beginning of 2008 to the end of 2010, we opened 79 stores in the United States, reaching 94 stores at December 31, 2010. Our goal for each domestic retail store is to achieve a 30 percent operating margin. We are studying our current store base in an attempt to identify factors that are linked to better-than-average financial results; if we identify these factors, we will use them as we consider and rollout future store locations. Also, we are adding experienced retail business leaders to manage our operating expenses better.

  •
  Increase sales to the boutique and specialty stores in the U.S.—We transitioned from a third party sales agent to an in-house sales team in 2010. The in-house sales team will direct more effort toward increasing sales to specialty boutique stores.

  •
  Develop our ecommerce business—Many consumers use the internet to learn about fashion trends and purchase merchandise. We are refining our on-line merchandise strategy and considering new on-line marketing approaches to enhance our fashion brand position and increase our on-line sales.

  •
  Build overall brand awareness—Since True Religion Brand Jeans was founded in 2002, the brand was recognized for innovative styling and fit. Many consumers were introduced to the brand and its latest styles as it was presented in leading fashion retailers and in our own branded retail stores. In the future, we seek new avenues to present our innovative, trendsetting merchandise to existing and new consumers. To do this, we are expanding our use of product placement, social media and on-line search.

Presentation of Segment Financial Information

        We have reclassified certain prior period segment information to conform to the current year presentation. We reclassified our reportable segment formerly titled "Other" to include the functions which support the overall business and were previously classified in the U.S. Wholesale segment. The functions that were reclassified include the design, production, marketing, distribution, credit, customer service, information technology and accounting departments. In connection with this reclassification, we renamed the segment "Core Services". As a result of this change, we have reclassified certain SG&A expenses previously presented in the U.S. Wholesale segment to Core Services in order to conform to the revised presentation. We made the change to our reportable segments to more closely align them with how management reviews and monitors the performance of our operating segments. Total consolidated SG&A expenses and total consolidated operating income were not changed as a result of these reclassifications. The reclassifications had no impact upon previously reported consolidated net sales and consolidated gross profit by reportable segment. Additionally, these reclassifications did not impact the consolidated balance sheets, statements of income, or statements of cash flows.

2010 Compared to 2009

        The following table summarizes results of operations for 2010 compared to 2009 (dollar amounts in thousands, except per share data):

	Years Ended December 31,
	2010		2009
	Amount	%	Amount	%	Change	%
Net sales	$363,714	100.0%	$311,001	100.0%	$52,713	16.9%
Gross profit	229,979	63.2%	195,562	62.9%	34,417	17.6%
Selling, general and administrative expenses	160,057	44.0%	117,965	37.9%	42,092	35.7%
Operating income	69,922	19.2%	77,597	25.0%	(7,675)	(9.9)%
Other income, net	403	0.1%	169	0.0%	234	138.5%
Provision for income taxes	26,690	7.3%	30,434	9.8%	(3,744)	(12.3)%
Net Income attributable to True Religion Apparel, Inc.	$43,496	12.0%	$47,332	15.2%	$(3,836)	(8.1)%
Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$1.78		$1.97		$(0.19)	(9.6)%
Diluted	$1.75		$1.92		$(0.17)	(8.9)%

Net Sales

        The following table summarizes net sales by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	189,097	129,030	60,067	46.6%
U.S. Wholesale	104,874	123,203	(18,329)	(14.9)%
International	64,443	54,479	9,964	18.3%
Core Services	5,300	4,289	1,011	23.6%

Total net sales	$363,714	$311,001	$52,713	16.9%

        The following table summarizes percentage of total net sales by segment:

	December 31,		Change
	2010	2009	%
U.S. Consumer Direct	52.0%	41.5%	10.5%
U.S. Wholesale	28.8	39.6	(10.8)%
International	17.7	17.5	0.2%
Core Services	1.5	1.4	0.1%

Total net sales	100.0%	100.0%

        U.S. Consumer Direct net sales increased by 46.6% to $189.1 million in 2010, primarily because we opened 24 stores in 2010, finishing the year with 94 stores compared to 70 stores at the end of 2009. In addition, our same store sales increased 9.6% as we introduced a strategy to offer new styles regularly in our retail stores. In 2011, we expect to open approximately15 branded retail stores in the United States.

        U.S. Wholesale net sales decreased 14.9% to $104.9 million. Net sales to major accounts, which include Nordstrom, Bloomingdale's, Saks Fifth Avenue and Neiman Marcus, decreased as we continue to be impacted by the overall sales decline in the women's premium denim category at the major department stores. In addition, we reduced our sales to off-price retailers to maintain our premium brand positioning. Partially offsetting these decreases was an increase in our net sales to specialty retailers.

        International net sales increased 18.3% to $64.4 million primarily due to increased sales to the Europe, Middle East and Africa ("EMEA") and Asia Pacific regions. The increase in net sales to the EMEA region was driven by the addition of our German joint venture in August 2010 and the opening of a retail store in London, England in May 2010. The increase in net sales in the Asia Pacific region was driven by the additional of our Hong Kong-based Asia Pacific team beginning in late 2009. During 2010, we opened three international branded retail stores: one in Toronto, Canada, one in London, England and one in Tokyo, Japan. Our Store in Cologne, Germany was opened in March 2010, shortly before we acquired it in August 2010. In 2011, we expect to open eight international branded retail stores.

        Core services net sales increased 23.6% to $5.3 million in 2010 from $4.3 million in 2009, due to increases in royalties due under existing licensing contracts.

Gross Profit

        The following table summarizes gross profit by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$136,915	$95,276	$41,639	43.7%
U.S. Wholesale	53,362	65,882	(12,520)	(19.0)%
International	34,402	30,115	4,287	14.2%
Core Services	5,300	4,289	1,011	23.6%

Total gross profit	$229,979	$195,562	$34,417	17.6%

        The following table summarizes gross profit as a percentage of net sales ("gross margin") by segment:

	December 31,		Change
	2010	2009	%
U.S. Consumer Direct	72.4%	73.8%	(1.4)%
U.S. Wholesale	50.9	53.5	(2.6)%
International	53.4	55.3	(1.9)%
Core Services	100.0	100.0	0.0%
Total gross margin	63.2%	62.9%	0.3%

        Overall gross margin improved from 62.9% of net sales in 2009 to 63.2% of net sales in 2010, primarily reflecting the ongoing net sales mix shift towards the higher-margin U.S. Consumer Direct business.

        The U.S. Consumer Direct gross margin decreased to 72.4% in 2010 from 73.8% in 2009 as a higher percentage of the segment's net sales came from the lower margin outlet stores as compared to the full price stores and an increase in sales of the lower margin sportswear.

        U.S. Wholesale gross profit decreased to 50.9% in 2010 from 53.5% in 2009 primarily due to additional sales discounts that we offered to spur sales of merchandise on hand.

        International gross margin decreased to 53.4% in 2010 from 55.3% in 2009 primarily because the gross margin earned on sales in the third quarter by our new German joint venture was driven by merchandise that was acquired from our former distributor at a higher cost.

Selling, General and Administrative Expenses

        The following table presents the components of selling, general & administrative expenses ("SG&A") by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$72,274	$50,510	$21,764	43.1%
U.S. Wholesale	7,097	5,775	1,322	22.9%
International	16,915	4,948	11,967	241.9%
Core Services	63,771	56,732	7,039	12.4%

Total selling, general and administrative expenses	$160,057	$117,965	$42,092	35.7%

        The following table summarizes SG&A as a percentage of segment net sales ("SG&A rate"), by segment:

	December 31,		Change
	2010	2009	%
U.S. Consumer Direct	38.2%	39.1%	(0.9)%
U.S. Wholesale	6.8	4.7	2.1%
International	26.2	9.1	17.1%
Core Services	NM	NM	NM
Total SG&A rate	44.0%	37.9%	6.1%

        The U.S. Consumer Direct SG&A increase of $21.8 million or 43.1% is directly related to the growth in the number of stores over the prior year, from 70 at the end of 2009 to 94 at the end of 2010. As a percentage of net sales, the U.S. Consumer Direct SG&A rate decreased from 39.1% in 2009 to 38.2% in 2010 primarily due to the segment's same store sales increase producing leverage on fixed costs.

        U.S. Wholesale SG&A increased $1.3 million, or 22.9%, primarily as a result of the costs incurred over the first half of 2010 in connection with the transition from a sales agent to an in-house sales team.

        International SG&A increased $12.0 million, or 241.9%, primarily due to the new wholesale sales teams in Asia Pacific and Germany, the opening of four new retail stores, and the costs to set up a European regional office in Switzerland.

        Core Services SG&A increased $7.0 million or 12.4% primarily due to $4.3 million in separation costs associated with the termination of our former president in May 2010. In addition, our advertising costs increased as well as depreciation expense in 2010 as we installed a new wholesale and financial information technology system in the second half of 2009.

Operating Income

        The following table summarizes operating income by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$64,641	$44,766	$19,875	44.4%
U.S. Wholesale	46,265	60,107	(13,842)	(23.0)%
International	17,487	25,167	(7,680)	(30.5)%
Core Services	(58,471)	(52,443)	(6,028)	11.5%

Total operating income	$69,922	$77,597	$(7,675)	(9.9)%

        The following table summarizes operating income as a percentage of net sales ("operating margin"), by segment:

	December 31,		Change
	2010	2009	%
U.S. Consumer Direct	34.2%	34.7%	(0.5)%
U.S. Wholesale	44.1	48.8	(4.7)%
International	27.1	46.2	(19.1)%
Core Services	NM	NM	NM
Total SG&A rate	19.2%	25.0%	(5.8)%

        The U.S. Consumer Direct operating margin decreased from 34.7% in 2009 compared to 34.2% in 2010 primarily due to the decreased gross margin as a result of higher percentage of the segment's sales came from the lower margin outlet stores as compared to the full price stores and an increase in sales of the lower margin sportswear.

        U.S. Wholesale operating income decreased as a percentage of U.S. Wholesale net sales from 48.8% in 2009 to 44.1% in 2010 primarily due to the decrease in gross margin and the deleveraging of SG&A expenses caused by the net sales decline.

        International operating income decreased as a percentage of International net sales, from 46.2% in 2009 to 27.1% in 2010 primarily due to the increase in SG&A expenses as a result of our strategic initiative to expand our brand's presence in the Asia Pacific and EMEA regions.

Other Income, net

        Other income, net was $0.4 million in 2010 compared to $0.2 million in 2009. This increase is primarily due to foreign exchange gains on our intercompany balances with our foreign subsidiaries.

Provision for Income Taxes

        Our effective tax rate was 38.0% for 2010 compared to 39.1% in 2009. The decrease in the effective tax rate is primarily due to an increase in 2010, in the U.S. Federal Domestic Activity Production deduction percentage.

Net Income attributable to True Religion Apparel, Inc. and Earnings Per Diluted Share

        Net income attributable to True Religion Apparel, Inc. was $43.5 million, or $1.75 per diluted share, for 2010 compared to $47.3 million, or $1.92 per diluted share, for 2009. The separation costs of $4.3 million ($2.7 million net of taxes) reduced our diluted earnings per share attributable to True Religion Apparel, Inc. by $0.11 for 2010. Net income attributable to True Religion Apparel, Inc. excluding separation costs for 2010 would have been $46.2 million, or $1.86 per diluted share. The remaining decrease in net income attributable to True Religion Apparel, Inc. and diluted earnings per share attributable to True Religion Apparel, Inc. is primarily due to the overall slowdown in sales of women's premium denim at the major department stores.

2009 Compared to 2008

        The following table summarizes results of operations for 2009 compared to 2008 (dollar amounts in thousands, except per share data):

	Years Ended December 31,
	2009		2008
	Amount	%	Amount	%	Change	%
Net sales	$311,001	100.0%	$270,000	100.0%	$41,001	15.2%
Gross profit	195,562	62.9%	157,001	58.1%	38,561	24.6%
Selling, general and administrative expenses	117,965	37.9%	88,125	32.6%	29,840	33.9%
Operating income	77,597	25.0%	68,876	25.5%	8,721	12.7%
Interest income, net	169	0.0%	1,065	0.4%	(896)	(84.1)%
Provision for income taxes	30,434	9.8%	25,570	9.5%	4,864	19.0%
Net Income attributable to True Religion Apparel, Inc.	$47,332	15.2%	$44,371	16.4%	$2,961	6.7%
Earnings per share attributable to True Religion Apparel, Inc.: Basic	$1.97		$1.89		$0.08	4.2%
Diluted	$1.92		$1.83		$0.09	4.9%

Net Sales

        The following table summarizes net sales by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2009	2008	Amount	%
U.S. Consumer Direct	129,030	75,314	53,716	71.3%
U.S. Wholesale	123,203	153,235	(30,032)	(19.6)%
International	54,479	40,044	14,435	36.0%
Core Services	4,289	1,407	2,882	204.8%

Total net sales	$311,001	$270,000	$41,001	15.2%

        The following table summarizes percentage of total net sales by segment:

	December 31,		Change
	2009	2008	%
U.S. Consumer Direct	41.5%	27.9%	13.6%
U.S. Wholesale	39.6	56.8	(17.2)%
International	17.5	14.8	2.7%
Core Services	1.4	0.5	0.9%

Total net sales	100.0%	100.0%

        U.S. Consumer Direct net sales increased by 71.3% to $129.0 million in 2009 as we finished the year with 70 stores compared to 42 stores at the end of 2008. The additional sales from new stores were partially offset by a decrease in sales at our 15 stores which opened before the end of 2007 due to a reduction in shoppers visiting our stores caused by the challenging economic and consumer environment.

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

Gross Profit

        The following table summarizes gross profit by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2009	2008	Amount	%
U.S. Consumer Direct	$95,276	$57,669	$37,607	65.2%
U.S. Wholesale	65,882	78,670	(12,788)	(16.3)%
International	30,115	19,255	10,860	56.4%
Core Services	4,289	1,407	2,882	204.8%

Total gross profit	$195,562	$157,001	$38,561	24.6%

        The following table summarizes gross profit as a percentage of net sales ("gross margin") by segment:

	December 31,		Change
	2009	2008	%
U.S. Consumer Direct	73.8%	76.6%	(2.8)%
U.S. Wholesale	53.5	51.3	2.2%
International	55.3	48.1	7.2%
Core Services	100.0	100.0	0.0%
Total gross margin	62.9%	58.1%	4.8%

        Overall gross margin improved from 58.1% of net sales in 2008 to 62.9% of net sales in 2009, primarily reflecting the ongoing net sales mix shift towards the higher-margin U.S. Consumer Direct business.

        The U.S. Consumer Direct gross margin decreased to 73.8% in 2009 from 76.6% in 2008 as a larger share of U.S. Consumer Direct sales came from the outlet stores as compared to the full price store sales. Outlet stores sales generate lower gross margins because the merchandise is sold at a discounted price. Also causing the decrease was the expected decline of the outlet stores' gross margin as we are relying more on our own outlet stores to sell slow-moving merchandise and as the outlet stores now have fewer higher-margin irregulars in their merchandise assortment.

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

Selling, General and Administrative Expenses

        The following table presents the components of SG&A by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2009	2008	Amount	%
U.S. Consumer Direct	$50,510	$29,859	$20,651	69.2%
U.S. Wholesale	5,775	6,786	(1,011)	(14.9)%
International	4,948	2,494	2,454	98.4%
Core Services	56,732	48,986	7,746	15.8%

Total selling, general and administrative expenses	$117,965	$88,125	$29,840	33.9%

        The following table summarizes SG&A as a percentage of segment net sales ("SG&A rate"), by segment:

	December 31,		Change
	2009	2008	%
U.S. Consumer Direct	39.1%	39.6%	(0.5)%
U.S. Wholesale	4.7	4.4	0.3%
International	9.1	6.2	2.9%
Core Services	NM	NM	NM
Total SG&A rate	37.9%	32.6%	5.3%

        In 2009, SG&A increased 33.9% to $118.0 million, compared to $88.1 million in 2008.

        The U.S. Consumer Direct SG&A increased $20.7 million, from $29.9 million in 2008 to $50.5 million in 2009. This increase is directly related to the growth in the number of stores over the prior year, from 42 at the end of 2008 to 70 at the end of 2009. The slight decrease in U.S. Consumer Direct SG&A rate from 39.6% in 2008 to 39.1% in 2009, is primarily due to the reduction of labor expenses as a percentage of net sales.

        U.S. Wholesale SG&A decreased by 14.9% primarily due to a decrease in sales commissions linked to the U.S. Wholesale net sales decrease.

        International SG&A increased $2.5 million, or 98.4%, primarily due to the expansion of our international operations.

        Core Services SG&A increased $7.7 million, from $49.0 million in 2008 to $56.7 million in 2009. This increase is primarily attributable to executive performance-based compensation. Our executive compensation program was redesigned in 2008 to condition a greater portion of executive compensation on the satisfaction of earnings targets. Our 2009 performance outpaced our 2009 earnings target by a higher rate than in 2008. Also contributing to this increase is an increase in design, production, warehouse and operations accounting employees to support our overall business growth and an increase in share-based compensation. The increase in share-based compensation is due to meeting company-wide earnings targets on performance-based awards that were granted in 2009. Core Services SG&A, as a percentage of total net sales, remained relatively flat (18.2% in 2009 compared to 18.1% in 2008).

Operating Income

        The following table summarizes operating income by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2009	2008	Amount	%
U.S. Consumer Direct	$44,766	$27,810	$16,956	61.0%
U.S. Wholesale	60,107	71,884	(11,777)	(16.4)%
International	25,167	16,761	8,406	50.2%
Core Services	(52,443)	(47,579)	(4,864)	10.2%

Total operating income	$77,597	$68,876	$8,721	12.7%

        The following table summarizes operating income as a percentage of net sales ("operating margin"), by segment:

	December 31,		Change
	2009	2008	%
U.S. Consumer Direct	34.7%	37.0%	(2.3)%
U.S. Wholesale	48.8	46.9	1.7%
International	46.2	41.9	4.3%
Core Services	NM	NM	NM
Total SG&A rate	25.0%	25.5%	(0.5)%

        The U.S. Consumer Direct operating margin decreased from 37.0% in 2008 to 34.7% in 2009. This decrease in operating margin was due to a combination of a decline in sales at our 15 stores opened before the end of 2007 due to the challenging retail environment, and the planned, lower operating margin for stores opened in 2009. Overall, the stores opened in 2008 have improved their operating margin in 2009 as compared to 2008.

        U.S. Wholesale operating income increased as a percentage of U.S. Wholesale net sales from 46.9% in 2008 to 48.8% in 2009 due to the increase in gross margin as a result of the continued improvements in our sourcing and production processes.

        International operating income increased as a percentage of International net sales, from 41.9% in 2008 to 46.2% in 2009, primarily due to the increase in direct sales to customers versus wholesale distributors.

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

Financial Condition

        Net cash provided by operating activities in 2010 was $67.8 million. Although our net income decreased by $3.8 million in 2010 as compared to 2009, more of our expenses were for non-cash items, including depreciation and stock-based compensation. Therefore, our net cash provided by operating activities increased in 2010 by $1.3 million as compared to $66.5 million in 2009.

        Net cash used in investing activities was $13.5 million in 2010 compared to $15.3 million in 2009. This decrease of $1.8 million is primarily due to a decrease in capital expenditures of $2.6 million. During 2009, we had $1.9 million in capital expenditures for the new information technology system that was implemented in the third quarter of 2009; we did not have similar capital expenditures in 2010. Our expenditures for new stores were consistent in both years. This decrease in capital expenditures was partially offset by the business acquisition of our German joint venture assets of $0.8 million in 2010.

        Net cash used in financing activities was $6.1 million in 2010 compared to net cash used of $3.0 million in 2009. This increase is due to an increase in cash used for statutory tax withholding payments for stock-based compensation, which was partially offset by an increase in the excess tax benefit from stock-based compensation. These increases are primarily due to an increase in the number of shares vesting and an increase in our stock price when shares vested in 2010, which resulted in higher taxable compensation.

Liquidity and Capital Resources

        Our primary ongoing cash requirements are currently expected to be for our ongoing operations, capital expenditures for new branded retail stores, our expansion internationally, and information technology and other infrastructure needs. Management believes that cash flow from continuing operations and on-hand cash and cash equivalents will provide adequate funds for the foreseeable working capital needs and planned capital expenditures. Over the long term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We believe our cash, cash equivalents, short-term investments and future operating cash flows, as well as any potential future borrowing facilities, will be sufficient, for at least the next twelve months, to fund scheduled future payments and potential long-term initiatives. The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions, and we cannot guarantee that we would be able to obtain financing on favorable terms, if needed.

        We had investments in auction rate securities (ARS) which had experienced an illiquid market since 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest, and on November 11, 2008, we accepted the offers from these brokers. The first portion of the ARS, in the amount of $4.9 million, was purchased by the broker in January 2009 at par plus accrued interest, and the second portion, in the amount of $5.0 million, was purchased by the second broker in July 2010 at par plus accrued interest. See Item 6A Quantitative and Qualitative Disclosures about Market Risk.

        Capital expenditures for 2011 are expected to approximate $24 million.

Tabular Disclosure of Contractual Obligations

        The following table sets forth, as of December 31, 2010, our scheduled contractual cash obligations due for each of the periods indicated below (dollar amounts in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	170,038	20,289	41,154	40,764	67,831
Purchase obligations	28,900	28,900	—	—	—

Total	$198,938	$49,189	$41,154	$40,764	$67,831

Seasonality of Business

        Due to the holiday shopping season in December, our U.S. Wholesale segment sales historically have been higher in the second half of the year and our U.S. Consumer Direct segment sales historically have been higher in the fourth quarter.

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

Sales Recognition

        Sales are recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability can be reasonably assured.

        Sales within our U.S. Wholesale and International segments are recognized at the time title passes and risk of loss is transferred to the customer. Sales are recorded net of estimates for returns, discounts, operational chargebacks and markdown allowances. Returns and allowances require pre-approval by management and discounts are based on trade terms. We review and refine these estimates on a quarterly basis using historical trends, seasonal results, and current economic and market conditions. Our historical estimates of these costs have not differed materially from actual results.

        Retail store sales are recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.truereligionbrandjeans.com are recognized upon estimated delivery of the shipment to the customers. E-commerce sales also are reduced by an estimate of returns. Retail store sales and E-commerce sales exclude sales taxes. We recognize revenue associated with our gift cards upon redemption of the gift card. We currently do not recognize gift card breakage as we do not have sufficient historical evidence.

        Revenues from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) a percentage of wholesale sales of licensed product by our licensees.

Uncollectible Accounts

        Management evaluates our accounts receivables to assess if they will ultimately be collected. In performing this evaluation, significant judgment is used, including an analysis of specific risks on a customer-by-customer basis for larger accounts. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible.

Inventories

        Slow-moving merchandise is typically sold at prices exceeding our cost in our outlet retail stores or to wholesale customers who specialize in off-price merchandise. As of December 31, 2010 and 2009, we recorded inventory impairment charges for slow-moving inventory of $0.7 million and $0.5 million, respectively, based upon analysis of balances on hand by style, recent sales trends, projected future sales, and historical markdown trends.

Stock-Based Compensation

        We recognize restricted stock compensation expense, net of estimated forfeitures, for awards with only service conditions using the straight-line method over the requisite service period of the entire award. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. If a portion of the restricted stock vests immediately or in another period such that the cumulative vested amount exceeds the cumulative straight line expense amount, we record compensation expense equal to at least the cumulative compensation expense of the vested amount of the restricted stock. Compensation expense for restricted stock awards with performance based conditions is recognized on an accelerated basis using the graded attribution method over the requisite service period.

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

        FASB ASC 740: Accounting for Income Taxes ("FASB ASC 740") clarifies the accounting for uncertainty in income taxes recognized in financial statements. In accordance with FASB ASC 740, we regularly evaluate the likelihood of recognizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances, and information available. For those benefits that we believe it is more likely than not that the benefit will be sustained, we recognize the largest amount we believe is cumulatively greater than 50% likely to be realized.

        We record interest and penalties, if any, on any underpayment of income taxes as a component of provision for income taxes and selling, general and administrative expenses, respectively.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Exchange Rate Risk

        We operate a wholesale business and four retail stores in Japan and most of our wholesale sales and all of our retail sales and SG&A expenses in Japan are denominated in Japanese Yen. We operate a retail store in the U.K. All of that store's retail sales and SG&A expenses are denominated in British Pounds. Since August 2010, we have operated a wholesale business in part of Europe and a retail store in Germany through a joint venture. All of the joint venture's sales and SG&A expenses are denominated in Euro, except for merchandise which is purchased in U.S. Dollars. Since October 2010, we have operated a retail store in Canada. All of that store's retail sales and SG&A expenses are denominated in Canadian Dollars. Since November 2010, we established a regional sales office in Switzerland. All SG&A expenses are denominated in Euro. Because these operations are not significant to our overall business, our exposure to fluctuations in the U.S. Dollar and Japanese Yen exchange rate; the U.S. Dollar and Great Britain Pound exchange rate; the U.S. Dollar and Euro exchange rate and the U.S. Dollar and Canadian Dollar exchange rate are not considered material as of December 31, 2010. We received U.S. Dollars for all other merchandise sales and licensing revenue during the year ended December 31, 2010. Merchandise purchases from contract manufacturers are denominated in U.S. Dollars.

Investments

        We had investments in auction rate securities (ARS) which had experienced an illiquid market since 2008. In October 2008, we were notified that the two brokers who sold ARS to us would purchase the ARS at a price of par plus accrued interest, and on November 11, 2008, we accepted the offers from these brokers. The first portion of the ARS, in the amount of $4.9 million, was purchased by the broker in January 2009 at par plus accrued interest, and the remaining portion, in the amount of $5.0 million, was purchased by the second broker in July 2010 at par plus accrued interest.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this Item is incorporated herein by reference to the Consolidated Financial Statements and Supplementary Data listed in Item 15. Exhibits, Financial Statements Schedules of Part IV of this report.

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

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management's report on internal control over financial reporting, and the related report of our independent registered public accounting firm, are included in Part II Item 8 Financial Statements and Supplementary Data in our Annual Report on Form 10-K under Management's Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, on pages F-2 and F-3 respectively, and are incorporated by reference.

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

Item 9B.    Other Information.

        None.

 PART III.

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required under this item is included in our Proxy Statement for our 2011 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Item 11.    Executive Compensation.

        The information required under this item is included in our Proxy Statement for our 2011 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        The information required under this item is included in our Proxy Statement for our 2011 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required under this item is included in our Proxy Statement for our 2011 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Item 14.    Principal Accountant Fees and Services.

        The information required under this item is included in our Proxy Statement for our 2011 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

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
10.1	Form of Indemnification Agreement between True Religion Apparel, Inc. and its officers and directors (incorporated by reference from our Form 10-Q Quarterly Report, filed November 8, 2010).
10.2	Employment Agreement by and between the Company and Jeffrey Lubell dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed on January 10, 2006).*
10.3
Standard Industrial/Commercial Single-Tenant Lease—Gross dated May 17, 2006, among SDJ Enterprises, Ltd., Guru Denim, Inc. and the Company (incorporated by reference from our Form 8-K Current Report, filed April 14, 2006).
10.4	Amendment to Employment Agreement dated May 31, 2006, by and between Jeffrey Lubell and the Company (incorporated by reference from our Form 8-K Current Report, filed June 5, 2006).*
10.5	Amendment to the True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Form 8-K Current Report filed on March 8, 2007).*
10.6	True Religion Apparel, Inc. Executive Cash Incentive Bonus Plan (incorporated by reference from our Form 8-K Current Report filed on April 3, 2008).*
10.7	Amendment No. 2 to Employment Agreement by and between the Company and Jeffrey Lubell dated September 12, 2008 (incorporated by reference from our Form 8-K Current Report filed September 17, 2008).

Exhibit No.	Description
10.8	Amended and Restated True Religion Apparel, Inc. 2009 Equity Incentive Plan (incorporated by reference from our Registration Statement on Form S-8 filed on July 29, 2009).*
10.9	Employment Agreement by and between the Company and Lynne Koplin (incorporated by reference from our Form 8-K Current Report filed on January 6, 2010)*
10.10	Summary of Executive Officer Compensation.*†
10.11	Summary of Board of Directors Compensation.*†
10.12	Employment Agreement, dated as of May 13, 2010, by and between the Company and Michael Egeck (incorporated by reference from our Form 10-Q Quarterly Report, filed August 5, 2010).*
10.13	Amendment to Employment Agreement by and between the Company and Michael Egeck dated August 13, 2010.*†
10.14	Amendment to Employment Agreement by and between the Company and Lynne Koplin dated August 13, 2010.*†
10.15	Employment Agreement by and between the Company and Peter Collins dated August 13, 2010 (incorporated by reference from our Form 8-K Current Report, filed on August 13, 2010).*
10.16	Amendment to Standard Industrial/Commercial Single-Tenant Lease, among SDJ Enterprises, Ltd., Guru Denim, Inc. and the Company dated November 22, 2010.*†
14.1	True Religion Apparel, Inc. Code of Conduct (incorporated by reference from our Form 8-K Current Report filed October 8, 2008).
21.1	Subsidiaries of the Company†
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP†
24.1	Powers of Attorney.†
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.†
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.†
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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

TRUE RELIGION APPAREL, INC.
Dated: March 11, 2011	/s/ JEFFREY LUBELL Jeffrey Lubell Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JEFFREY LUBELL Jeffrey Lubell	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2011
/s/ PETER F. COLLINS Peter F. Collins	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011
/s/ JOSEPH H. COULOMBE Joseph H. Coulombe	Director	March 11, 2011
/s/ G. LOUIS GRAZIADIO III G. Louis Graziadio III	Director	March 11, 2011
/s/ ROBERT L. HARRIS, II Robert L. Harris, II	Director	March 11, 2011
/s/ MARK S. MARON Mark S. Maron	Director	March 11, 2011
/s/ MARCELLO BOTTOLI Marcello Bottoli	Director	March 11, 2011
/s/ SETH R. JOHNSON Seth R. Johnson	Director	March 11, 2011

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

        Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        Our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
True Religion Apparel, Inc.
Vernon, California:

We have audited the internal control over financial reporting of True Religion Apparel, Inc. and Subsidiaries ("the Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated March 11, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
True Religion Apparel, Inc.
Vernon, California:

We have audited the accompanying consolidated balance sheets of True Religion Apparel, Inc. and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of True Religion Apparel, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 11, 2011

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par amounts)

	As of December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$153,792	$105,531
Short-term investments	—	4,948
Accounts receivable, net of allowances	27,856	27,217
Inventory	41,691	34,502
Deferred income tax assets	9,660	8,753
Prepaid expenses and other current assets	10,280	7,000

Total current assets	243,279	187,951
Property and equipment, net	48,448	39,693
Other assets	4,157	2,162

TOTAL ASSETS	$295,884	$229,806

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$17,234	$11,717
Accrued salaries, wages and benefits	9,501	8,843
Income taxes payable	4,711	826

Total current liabilities	31,446	21,386

Long-term deferred rent	11,286	7,851
Long-term deferred income tax liabilities	2,195	2,715

Total long-term liabilities	13,481	10,566

Total liabilities	44,927	31,952

Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	1,925	—

Stockholders' Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,336 and 25,250 issued and outstanding, respectively	3	3
Additional paid in capital	66,468	49,840
Retained earnings	181,634	147,809
Accumulated other comprehensive income, net of tax	927	202

Total stockholders' equity	249,032	197,854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$295,884	$229,806

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Net sales	$363,714	$311,001	$270,000
Cost of sales	133,735	115,439	112,999

Gross profit	229,979	195,562	157,001
Selling, general, and administrative expenses	160,057	117,965	88,125

Operating income	69,922	77,597	68,876
Other income, net	403	169	1,065

Income before provision for income taxes	70,325	77,766	69,941
Provision for income taxes	26,690	30,434	25,570

Net income	43,635	47,332	44,371
Less: Net income attributable to redeemable noncontrolling interest	139	—	—

Net income attributable to True Religion Apparel, Inc.	$43,496	$47,332	$44,371

Earnings per share attributable to True Religion Apparel, Inc:
Basic	$1.78	$1.97	$1.89

Diluted	$1.75	$1.92	$1.83

Weighted average shares outstanding:
Basic	24,495	23,993	23,511

Diluted	24,852	24,659	24,270

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,635	$47,332	$44,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,342	6,492	3,427
Provision for bad debts	556	99	577
Stock-based compensation	13,059	11,899	10,297
Tax benefit from stock-based compensation	3,569	54	229
Excess tax benefit from stock-based compensation	(3,569)	(54)	(229)
Deferred income taxes	(1,421)	(642)	(128)
Other, net	141	206	305
Changes in operating assets and liabilities:
Accounts receivable	(1,111)	5,779	(6,357)
Inventory	(5,329)	(8,719)	(4,377)
Prepaid expenses and other current assets	(2,733)	(2,861)	(1,834)
Other assets	(1,803)	(280)	(448)
Accounts payable and accrued expenses	4,471	2,800	(825)
Accrued salaries, wages and benefits	659	1,954	2,831
Income taxes payable	3,859	(884)	(2,168)
Long-term deferred rent	3,436	3,315	3,391

Net cash provided by operating activities	67,761	66,490	49,062

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,446)	(20,082)	(18,187)
Sales of investments	4,950	4,900	5,550
Business acquisition	(845)	—	—
Expenditures to establish trademarks	(176)	(128)	(81)

Net cash used in investing activities	(13,517)	(15,310)	(12,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Statutory tax withholding payment for stock-based compensation	(9,671)	(3,031)	(8,110)
Excess tax benefit from stock-based compensation	3,569	54	229
Proceeds from exercise of stock options	—	—	25

Net cash used in financing activities	(6,102)	(2,977)	(7,856)

Effect of exchange rate changes in cash	119	83	71
Net increase in cash and cash equivalents	48,261	48,286	28,559
Cash and cash equivalents, beginning of year	105,531	57,245	28,686

Cash and cash equivalents, end of year	$153,792	$105,531	$57,245

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)

	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at January 1, 2008	23,587	$2	$26,491	$—	$68,754	$95,247

Net income attributable to True Religion Apparel, Inc. for the year ended December 31, 2008				—	44,371	44,371
Other comprehensive income, net:
Unrealized losses arising during year				(1,583)		(1,583)
Losses on available for sale securities reclassified to trading				1,583		1,583
Cumulative translation adjustment				186		186

Comprehensive net income						44,557
Stock-based compensation			10,297	—		10,297
Issuance of restricted shares	659	—	—	—		—
Exercise of stock options	836	—	1,537	—		1,537
Retirement of common stock	(583)	—	—	—	(9,617)	(9,617)
Forfeiture of restricted shares	(49)	—	—	—		—
Tax benefit on stock-based compensation			229	—		229

Balance at December 31, 2008	24,450	2	38,554	$186	103,508	142,250
Net income attributable to True Religion Apparel, Inc. for the year ended December 31, 2009				—	47,332	47,332
Other comprehensive income, net:
Cumulative translation adjustment				16		16

Comprehensive net income						47,348
Stock-based compensation			11,899	—		11,899
Issuance of restricted shares	1,135	1	(1)	—		—
Retirement of common stock	(223)	—	—	—	(3,031)	(3,031)
Forfeiture of restricted shares	(112)	—	—	—		—
Tax deficiency on stock-based compensation			(612)	—		(612)

Balance at December 31, 2009	25,250	$3	$49,840	$202	$147,809	$197,854
Net income attributable to True Religion Apparel, Inc. for the year ended December 31, 2010				—	43,496	43,496
Other comprehensive income, net:
Cumulative translation adjustment				725		725

Comprehensive net income						44,221
Stock-based compensation			13,059	—		13,059
Issuance of restricted shares	693	—	—	—		—
Retirement of common stock	(393)	—	—	—	(9,671)	(9,671)
Forfeiture of restricted shares	(214)	—	—	—		—
Tax benefit on stock-based compensation			3,569	—		3,569

Balance at December 31, 2010	25,336	$3	$66,468	$927	$181,634	$249,032

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

        True Religion Apparel, Inc. and subsidiaries (referred to in this Annual Report on Form 10-K as "the Company," "our," "we," or "True Religion") designs, markets, sells and distributes premium fashion apparel, centered on our core denim products using the brand name "True Religion Brand Jeans." Our products include jeans, pants, woven and knit tops and outerwear made from denim, fleece, jersey and other fabrics. We are known for our unique fits, washes and styling details. Our products are distributed through multiple wholesale and retail segments on six continents, including North America, Europe, Asia, Australia, Africa and South America.

        We operate in four primary business segments: U.S. Consumer Direct, U.S. Wholesale, International, and Core Services. We sell directly to consumers in the United States through full-price branded retail stores, branded outlet stores and through our retail internet site located at www.truereligionbrandjeans.com. Our U.S. Wholesale sales are made to leading upscale nationwide-retailers, boutiques and off-price retailers. Our International sales are made through a variety of channels, including subsidiaries and joint ventures that operate retail stores and sell to wholesale customers who operate retail stores; distributors who warehouse products at their expense and they ship to, and collect payment from, their customers; and directly to wholesale customers who operate retail stores. As of December 31, 2010, our international segment includes one full price and three outlet retail stores in Japan, one full price retail store in England, one full price retail store in Canada and one full price retail store in Germany. In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. This licensing business is included in our Core Services segment. Our corporate operations, which include the design, production, marketing, distribution, credit, customer service, information technology, accounting, executive, legal, and human resources departments, are also included in the Core Services segment.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

        The accompanying consolidated financial statements include the accounts of True Religion Apparel, Inc., its subsidiaries and its majority owned subsidiary which operates according to a joint venture agreement with its noncontrolling interest holder. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ materially from those estimates.

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

        Sales within our U.S. Wholesale and International segments are recognized at the time title passes and risk of loss is transferred to the customer. Sales are recorded net of estimates for returns, discounts, operational chargebacks and markdown allowances. Returns and allowances require pre-approval by management and discounts are based on trade terms. We review and refine these estimates on a quarterly basis using historical trends, seasonal results, and current economic and market conditions. Our historical estimates of these costs have not differed materially from actual results.

        Retail store sales are recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.truereligionbrandjeans.com are recognized upon estimated delivery of the shipment to the customers. E-commerce sales also are reduced by an estimate of returns. Retail store sales and E-commerce sales exclude sales taxes. We recognize revenue associated with our gift cards upon redemption of the gift card. We currently do not recognize gift card breakage as we do not have sufficient historical evidence.

        Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from our licensees.

Classification of Certain Costs and Expenses

        We classify merchandise, inbound freight costs and out-bound shipping costs in cost of sales. Selling, general & administrative expenses ("SG&A") include merchandise design and pre-production,

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

marketing and advertising, sales commissions, customer service, U.S. Consumer Direct expenses and general and administrative expenses. U.S. Consumer Direct expenses include wages and commissions, retail occupancy costs, supplies and direct segment management costs. General and administrative expenses include wages and performance compensation for our executive, finance, human resources, legal, and information systems departments, headquarters occupancy costs (including the portion used by the distribution function), and professional service costs. Included in selling, general and administrative expenses in the accompanying consolidated statements of income are handling charges of $4.5 million, $4.0 million and $3.6 million in 2010, 2009 and 2008, respectively.

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

        Advertising expenses amounted to $8.0 million, $5.4 million and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Comprehensive Income

        Comprehensive income for the years ended December 31, 2010, 2009 and 2008, consists of net income, cumulative translation adjustments and adjustments to available for sale securities.

Net Income per Common Share

        Net income per common share is determined in accordance with FASB ASC 260: Earnings per Share. Basic net income per common share is computed based upon the weighted average number of common shares outstanding, and diluted net income per common share is computed based upon the weighted average number of common shares outstanding plus dilutive common share equivalents outstanding during the periods using the treasury stock method. Dilutive common share equivalents consist of incentive stock options, non-qualified stock options and restricted stock awards, other than performance awards which are excluded from diluted shares outstanding until the performance condition is achieved. Once the performance condition is achieved on performance awards, the shares are included in diluted common share equivalents weighted from the beginning of the quarter during which the minimum earnings target was achieved.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008
Basic	24,495	23,993	23,511
Dilutive effect of unvested restricted stock awards and stock options	357	666	759

Diluted shares	24,852	24,659	24,270

Stock-Based Compensation

        We recognize restricted stock compensation expense, net of estimated forfeitures, for awards with only service conditions using the straight-line method over the requisite service period of the entire award. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. If a portion of the restricted stock vests immediately or in another period such that the cumulative vested amount exceeds the cumulative straight line expense amount, we record compensation expense equal to at least the cumulative compensation expense of the vested amount of the restricted stock. Compensation expense for restricted stock awards with performance based conditions is recognized on an accelerated basis using the graded attribution method over the requisite service period.

Cash and Cash Equivalents

        We consider all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair market value. At December 31, 2010, cash equivalents consist of an investment in a money market fund that invest only in U.S. Treasury securities.

Accounts Receivable

        Management evaluates our accounts receivables to assess if they will ultimately be collected. In performing this evaluation, significant judgment is used, including an analysis of specific risks on a customer-by-customer basis for larger accounts. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible. Based on historical losses, existing economic conditions and collection practices, our allowance for doubtful accounts has been estimated to be $0.5 million and $0.3 million at December 31, 2010 and 2009, respectively. Our actual credit losses for the periods presented have not significantly exceeded management's estimates.

Concentration of Credit Risks

        For the year ended December 31, 2010 no sale to any one customer accounted for more than 10% or our net sales. For the years ended December 31, 2009 and 2008, sales to one customer accounted for 15% of our net sales. As of December 31, 2010, 27% of our net accounts receivable was due from

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

one of our customers. As of December 31, 2009, 27% and 10% of our net accounts receivable were due from two of our customers.

Inventories

        Wholesale and U.S. Consumer Direct inventories are stated at the lower of cost or market value. Cost is determined using the average cost which approximates the first-in, first-out method.

        Slow-moving merchandise is typically sold at prices exceeding our cost in our outlet retail stores or to wholesale customers who specialize in off-price merchandise. As of December 31, 2010 and 2009, we recorded inventory impairment charges for slow-moving inventory of $0.7 million and $0.5 million, respectively, based upon analysis of balances on hand by style, recent sales trends, projected future sales, and historical markdown trends.

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

Property and Equipment, Net

        Property and equipment, net, is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets, which are typically three years for computer systems & equipment and trade show booths, five years for furniture & fixtures and machinery & equipment, and three to ten years for leasehold improvements. Leasehold improvements are depreciated over periods equal to the shorter of the estimated useful lives of the respective assets or the lease term.

        Expenditures for repairs and maintenance are charged to operations as incurred, while renewals and betterments are capitalized.

        Property and equipment are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that projected undiscounted future net cash flows attributable to the asset (or asset group for our retail stores) are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset or asset group and its estimated discounted net cash flows.

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

        In accordance with FASB ASC 740: Accounting for Income Taxes ("FASB ASC 740"), we regularly evaluate the likelihood of recognizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances, and information available. For those benefits that we believe it is more likely than not that the benefit will be sustained, we recognize the largest amount we believe is cumulatively greater than 50% likely to be realized.

        We record interest and penalties, if any, on any underpayment of income taxes as a component of provision for income taxes and SG&A, respectively, in the accompanying consolidated statements of income.

Foreign Currency Translation

        The local currency is the functional currency for all of our significant international operations, except for EMEA, whose functional currency is Euros. In accordance with ASC 830-30, assets and liabilities of our foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expense are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders' equity.

Foreign Currency Transaction Gains and Losses

        Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of income or accumulated other comprehensive income (loss), as appropriate.

Leases

        We lease our corporate headquarters facility and all of our branded retail stores. All of these leases are classified as operating leases and they expire at various dates through 2022. We have no significant individual or master lease agreements.

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

        In some lease agreements, we receive landlord incentives to reimburse us for leasehold improvements. These incentives are recorded as a deferred rent credit and recognized as a reduction to rent expense on a straight-line basis over the lease term. As of December 31, 2010 and 2009, landlord incentives comprised $5.2 million and $3.5 million, respectively, of the deferred rent liability balance.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

        We have reclassified certain prior period amounts to conform to the current year presentation. We have revised our previously reported consolidated balance sheet for the year ended December 31, 2009 to combine the accounts receivable from factor with accounts receivable from customers into one line item called accounts receivable, net of allowances. We have also revised our consolidated statements of cash flows for the years ended December 31, 2009 and 2008 to combine the accounts receivable from factor with accounts receivable from customers into one line item called accounts receivable. These reclassifications are not considered material to the consolidated financial statements.

        We have also reclassified certain prior period segment information to conform to the current year presentation. We reclassified our reportable segment formerly titled "Other" to include the functions which support the overall business and were previously classified in the U.S. Wholesale segment. The functions that were reclassified include the design, production, marketing, distribution, credit, customer service, information technology and accounting departments. In connection with this reclassification, we renamed the segment "Core Services". As a result of this change, we have reclassified certain SG&A expenses previously presented in the U.S. Wholesale segment to Core Services in order to conform to the revised presentation. We made the change to our reportable segments to more closely align them with how management reviews and monitors the performance of our operating segments. Total consolidated SG&A expenses and total consolidated operating income were not changed as a result of these reclassifications. The reclassifications had no impact upon previously reported consolidated net sales and consolidated gross profit by reportable segment. Additionally, these reclassifications did not impact the consolidated balance sheets, statements of income, or statements of cash flows. The following table summarizes the reclassifications made for the years ended December 31, 2009 and 2008 (amounts in thousands):

	2009
	As Originally Reported	Reclassification	As Revised
Operating Income:
U.S. Wholesale	$30,763	$29,344	$60,107
Core Services	$(23,099)	$(29,344)	$(52,443)

Capital expenditures:
U.S. Wholesale	$1,673	$(1,557)	$116
Core Services	$3,625	$1,557	$5,182

	2008
	As Originally Reported	Reclassification	As Revised
Operating Income:
U.S. Wholesale	$47,452	$24,432	$71,884
Core Services	$(23,147)	$(24,432)	$(47,579)
Capital expenditures:
U.S. Wholesale	$810	$(714)	$96
Core Services	$1,459	$714	$2,173

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CASH EQUIVALENTS AND INVESTMENTS

        As of December 31, 2010 and 2009, we held $133.6 million and $94.3 million, respectively, of cash equivalents measured at fair value using quoted prices in active markets (Level 1 input).

        As of December 31, 2009, investments consisted of auction rate securities ("'ARS") aggregating $5.0 million. These investments, with a par amount of $5.0 million, were purchased from us by a broker during the year ended December 31, 2010 at par plus accrued interest.

        Our ARS and put option represent Level 3 assets. Our ARS were recorded at fair value using broker quotes. The fair value of the put option was determined by an internally developed discounted cash flow model. The following table provides a summary of changes in fair value of our Level 3 financial assets during the two years ended December 31, 2010 (amounts in thousands):

	Level 3 Assets
	Short-Term			Long-Term
	ARS	Put Option	Total	ARS	Put Option	Total
Balance at December 31, 2008	$3,263	$1,587	$4,850	$4,114	$876	$4,990
Transfer to short-term	4,618	347	4,965	(4,618)	(347)	(4,965)
Net settlements	(3,288)	(1,587)	(4,875)	(25)		(25)
Realized gain included in interest income, net	(45)		(45)	529		529
Revaluation of put option included in interest income, net		53	53		(529)	(529)

Balance at December 31, 2009	4,548	400	4,948	$—	$—	$—

Net settlements	(4,807)	(143)	(4,950)
Realized gain (loss) included in interest income, net	259		259
Revaluation of put option included in interest income, net		(257)	(257)

Balance at December 31, 2010	$—	$—	$—

NOTE 4—ACCOUNTS RECEIVABLE

        We recorded the following allowances against our wholesale accounts receivable as of December 31 (amounts in thousands):

	2010	2009
Reserve for returns	$390	$606
Reserve for chargebacks and markdown allowances	597	467
Reserve for bad debt	566	297

Total	$1,553	$1,370

        In addition to the above reserves, we recorded an allowance for trade discounts of $0.4 million as of December 31, 2010 and $0.6 million as of December 31, 2009.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INVENTORY

        Inventory consisted of the following as of December 31 (amounts in thousands):

	2010	2009
Raw Materials	$1,284	$604
Work-in-Progress	1,599	1,800
Finished Goods	38,808	32,098

Total	$41,691	$34,502

NOTE 6—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following as of December 31 (amounts in thousands):

	2010	2009
Computer systems & equipment	$9,916	$7,943
Furniture & fixtures	7,568	4,009
Leasehold improvements	44,831	34,154
Machinery & equipment	3,308	2,305
Trade show booths	1,592	1,013
Construction in progress	3,404	2,728

	70,619	52,152
Less: accumulated depreciation	22,171	12,459

Property and equipment, net	$48,448	$39,693

        Construction in progress at December 31, 2010 and 2009 represents the capital expenditures for leasehold improvements that will be used in our new branded retail stores. When these projects are completed, these balances are transferred to the appropriate property and equipment category and depreciated according to their estimated useful life.

        Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income, was $10.3 million, $6.3 million and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consisted of the following as of December 31 (amounts in thousands):

	2010	2009
Accrued expenses	$5,836	$2,714
Accounts payable	3,580	1,602
Accrued sales and use taxes	2,632	2,025
Accrued percentage rent	2,029	1,367
Other	3,157	4,009

Accounts payable and accrued expenses	$17,234	$11,717

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

        We recognized licensing revenue of $5.3 million, $4.3 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008 as a component of net sales in the accompanying consolidated statements of income. These licensing revenues included prepayments recognized ratably and estimated sales and royalties based on information obtained from the licensee.

NOTE 9—STOCK-BASED COMPENSATION

        On April 7, 2009, our Board of Directors approved the True Religion Apparel, Inc. 2009 Equity Incentive Plan (the "2009 Incentive Plan") which was approved by the shareholders at our Annual Shareholder Meeting on June 2, 2009. Upon approval of the 2009 Incentive Plan by the shareholders, grants under the Company's 2005 Stock Incentive Plan (the "2005 Incentive Plan") were discontinued and any shares available for issuance under the 2005 Incentive Plan were rolled into the 2009 Incentive Plan. The 2009 Incentive Plan reserves for issuance an aggregate of 1,000,000 shares of common stock, increased by 613,761 shares that rolled into the plan from our 2005 Incentive Plan.

        The following table summarizes our annual stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income (amounts in thousands):

	December 31,
	2010	2009	2008
Stock-based compensation expense, before tax benefits	$13,059	$11,899	$10,297
Tax benefits	5,256	4,502	2,732

Stock-based compensation expense, after tax benefits	$7,803	$7,397	$7,565

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

Non-vested performance-based awards

        During the years ended December 31, 2010, 2009 and 2008, we awarded performance-based restricted stock to executive officers and others, which are subject to certain performance and service conditions. Upon achieving the performance condition, the non-vested performance awards partially

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

vest on the first anniversary of the grant date and the remainder on the second anniversary of the grant for a combined service period of two years. In order for these performance awards to vest, the Company's annual earnings before interest and income tax expenses (EBIT) must exceed a minimum amount; depending upon the Company's actual annual EBIT, additional restricted stock may be earned, up to a maximum number. The actual number of shares of the performance-based award earned in 2010 was 309,437, which is equal to the sum of the "Awards granted in 2010, at maximum" and the "Performance forfeited" amounts in the table below.

        The following table summarizes our non-vested performance-based restricted stock activities for the year ended December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000's)
Prior year awards:
Non-vested, beginning of year	838,322	$11.31
Vested	(653,995)	$11.38
Service forfeited	(5,975)	$12.56

Non-vested, end of year	178,352

Awards granted in 2010, at maximum:	447,037	$28.76
Performance forfeited	(137,600)	$28.93
Service forfeited	(24,135)	$29.28

Non-vested, end of year	285,302

Total non-vested, end of year	463,654	$21.87	0.8	$10,321

        Our policy for attributing the value of graded vesting to these share-based payments is the graded attribution (accelerated) method. The estimated fair value of the performance stock awarded is based on the price of our common stock on the date of grant and an assumed forfeiture rate of 5.3% in 2010, 3.4% in 2009, and 4.6% in 2008; these forfeiture rate assumptions were based on historical experience. The fair value of the performance shares awarded and earned was $8.9 million in 2010, $8.8 million in 2009, and $2.0 million in 2008. The total fair value of performance stock vested during the year ended December 31, 2010, 2009 and 2008 was $7.4 million, $1.4 million and $0, respectively. As of December 31, 2010, the total unamortized stock-based compensation expense related to the non-vested performance stock awards was $2.8 million, which is expected to be recognized over a weighted average period of 0.8 years.

        During May 2010, we entered into a separation agreement with our former president which accelerated the vesting of his unvested 2009 performance share award and modified the service period requirement on a portion of his unvested 2010 performance share award. As a result of this separation agreement, we recorded an additional $3.0 million in stock-based compensation expense during the year ended December 31, 2010 due to the modification of these awards.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

Non-vested service-based awards

        During the years ended December 31, 2010, 2009 and 2008, we awarded service-based restricted stock to employees, officers and directors that vest over a period of up to three years.

        The following table summarizes our non-vested service-based restricted stock activities for the year ended December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000's)
Non-vested, beginning of year	360,166	$16.23
Granted	246,079	$25.06
Vested	(275,534)	$17.44
Forfeited	(46,449)	$21.38

Non-vested, end of year	284,262	$21.86	1.5	$6,328

        Our policy for attributing the value of graded vesting of these share-based payments is the straight-line single option approach. The estimated fair value of the non-vested service-based stock awarded is based on the price of our common stock on the date of grant and an assumed forfeiture rate of 5.3% in 2010, 3.4% in 2009, and 4.6% in 2008; these forfeiture rate assumptions were based on historical experience. The fair value of the non-vested service-based stock awards was $6.2 million in 2010, $2.8 million in 2009, and $9.7 million in 2008. The total fair value of service-based stock awards vested during the year ended December 31, 2010, 2009 and 2008 was $4.8 million, $8.2 million and $7.0 million, respectively. As of December 31, 2010, the total unamortized stock-based compensation expense related to the non-vested service-based stock awards was $4.0 million, which is expected to be recognized over a weighted average period of 1.5 years.

        We have a practice of withholding common shares, upon an employee's request, to satisfy employee minimum statutory income tax withholdings for restricted shares when they vest. During the years ended December 31, 2010, 2009 and 2008, we withheld 393,000, 223,275 and 150,926 shares for a total value of $9.7 million, $3.0 million and $2.8 million, respectively. These amounts are considered a financing activity and recorded as statutory tax withholding payment for stock-based compensation in the accompanying 2010, 2009 and 2008 consolidated statements of cash flows.

        Included in the non-vested service based awards amount for 2010 is an inducement award of 100,000 shares issued outside of the 2009 Incentive Plan. This inducement award vests one third per year over a three year period beginning in June 2010.

Stock Options

        Stock options were granted under the prior plans. Option grants were for a term of five years and vested over a period of zero to three years. We did not grant any new stock options during the years ended December 31, 2010, 2009 and 2008, and all options previously granted have been exercised or forfeited.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        During the years ended December 31, 2010 and 2009, no options to acquire shares of our common stock were exercised. During the year ended December 31, 2008, options to acquire 836,665 shares of our common stock were exercised, of which 432,255 of these shares were withheld by us to meet the related employee minimum statutory income tax withholding requirement of $5.3 million and exercise price of $1.5 million. The minimum statutory income tax withholding amounts are recorded as tax withholding payments for stock-based compensation as a financing activity in the accompanying consolidated statements of cash flows.

        The total intrinsic value of options exercised during the year ended December 31, 2008 was $11.6 million.

        We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options. We also receive a tax deduction that may be different than our financial statement expense for restricted stock when it vests. FASB ASC 718: Compensation—Stock Compensation ("FASB ASC 718") requires cash flows resulting from tax benefits in excess of the related stock-based compensation to be classified as part of cash flows from financing activities. In accordance with FASB ASC 718, we reported $3.6 million, $0.1 million and $0.2 million of excess tax benefits as financing cash flows for the years ended December 31, 2010, 2009 and 2008, respectively. The total tax (deficit) benefit realized from stock option exercises or restricted stock vesting for the years ended December 31, 2010, 2009 and 2008 was $3.6 million, $(0.6) million and $0.2 million, respectively. Cash received from stock option exercises was less than $0.1 million for the year ended December 31, 2008.

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

        As of December 31, 2010, we had 119 long-term lease agreements, which consisted of 100 retail stores in the U.S., seven international retail stores, our headquarters facility in Vernon, California which includes a parking annex, four showrooms in the U.S., and administrative offices and showrooms in Japan, South Korea, Hong Kong, Germany and Italy. Our leased properties aggregate 375,000 square feet of space, which consists of 150,000 square feet for our headquarters, international administrative and distribution facilities, 208,000 square feet of retail space and 17,000 square feet of showroom space. Our lease agreements for 94 of the retail stores leases require payment of a percentage of sales, ranging from 4% to 18%, if our net sales at the retail store exceed a defined threshold. As of December 31, 2010 we had 94 retail stores that were open in the U.S., 6 stores in the U.S. that had not been opened yet, four retail stores in Japan, one retail store in the U.K., one retail store in Germany and one retail store in Canada.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

        Rent expense was $24.1 million, $16.2 million and $9.3 million in 2010, 2009 and 2008, respectively. These amounts include contingent rental expense of $2.7 million, $1.6 million and $0.8 million in 2010, 2009 and 2008, respectively.

        Future minimum lease payments under these operating leases as of December 31, 2010 are summarized as follows (amounts in thousands):

Year ending December 31,
2011	$20,289
2012	20,581
2013	20,573
2014	20,453
2015	20,311
Thereafter	67,831

Total minimum lease payments	$170,038

        Subsequent to December 31, 2010, we entered into 10 new retail leases, which have expiration dates through May 2021 and future minimum lease payments of approximately $16.3 million.

Legal Proceedings

        From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of business. We do not believe that these routine matters are material to our business or financial condition.

NOTE 11—BUSINESS ACQUISITION AND REDEEMABLE NONCONTROLLING INTEREST

        In July 2010, we entered into a joint venture agreement through our newly formed wholly owned subsidiary, True Religion Brand Jeans Germany GmbH (TRBJ Germany), with our former German distributor, UNIFA Premium GmbH ("UP") for the wholesale and retail distribution of True Religion Brand Jeans products in Germany, Switzerland, Austria, the Netherlands, Belgium and Luxembourg. In connection with the joint venture agreement, we canceled the distribution agreement with UP and entered into a new distribution agreement with TRBJ Germany and we entered into an agreement with UP whereby we purchased certain assets, including inventory and fixed assets, of UP for an immaterial cash payment; and, UP purchased a redeemable noncontrolling interest in TRBJ Germany. Following these transactions, we own a controlling 60% interest in TRBJ Germany, and UP owns a 40% interest. We have accounted for the transaction as a business combination and have allocated the total consideration consisting of cash and the 40% interest in TRBJ Germany to the tangible assets. Consideration transferred did not result in a purchase price excess, thus no goodwill was recognized as of our valuation date. The business of TRBJ Germany operates according to a joint venture agreement that includes a call option and a put option on UP's 40% redeemable noncontrolling interest, allowing us to purchase UP's shares (the call option) or UP to sell us their shares (the put option) at a purchase price equal to the fair market value of UP's shares at the time of delivery of the call or put option. Both options can be exercised beginning on the five year anniversary of the joint venture agreement and on every anniversary date thereafter. Additionally, the exercise of such options may be accelerated upon the occurrence of certain changes in control as defined in the joint venture agreement. As the

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—BUSINESS ACQUISITION AND REDEEMABLE NONCONTROLLING INTEREST (Continued)

redeemable interest is considered probable of becoming currently redeemable in the future, the redeemable interest will be adjusted to its estimated fair value at each reporting period.

        We calculated the fair value of the redeemable noncontrolling interest by discounting the future cash flows of TRBJ Germany and determined that the fair value of the noncontrolling interest approximated the carrying value as of December 31, 2010.

        The total consideration paid is summarized below (amounts in thousands):

As of August 1, 2010
Cash	$845
Redeemable noncontrolling interest	1,763

Total consideration paid	$2,608

        The purchase price allocation is summarized below (amounts in thousands):

As of August 1, 2010
Fixed assets	$642
Inventory	1,449
Other assets	517

Total assets acquired	$2,608

        The following table presents a reconciliation of the redeemable noncontrolling interest (amounts in thousands):

For the Year Ended December 31, 2010
Redeemable noncontrolling interest, January 1, 2010	$—
Net income attributable to redeemable noncontrolling interest	139
Foreign currency translation adjustment	23
Capital contributions by redeemable noncontrolling interest	1,763

Redeemable noncontrolling interest, December 31, 2010	$1,925

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES

        Income tax expense consists of the following for the years ended December 31 (amounts in thousands):

	2010	2009	2008
Current income tax:
Federal	$21,818	$23,967	$22,475
State and local	5,386	7,098	3,191
Foreign	907	11	—

Total current income tax expense	28,111	31,076	25,666

Deferred income taxes:
Federal	(851)	(480)	401
State and local	(328)	(334)	(423)
Foreign	(242)	172	(74)

Total deferred income tax benefit	(1,421)	(642)	(96)

Total income tax expense	$26,690	$30,434	$25,570

        Except where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as of the Company intends to utilize those earnings in the foreign operations for an indefinite period of time. That portion of accumulated undistributed earnings of foreign subsidiaries as of December 31, 2010 and 2009 was $1.1 million and $0, respectively.

        A reconciliation of the statutory Federal Income tax rate to the effective tax rate on income before provision for income taxes for the years ended December 31 is as follows:

	2010	2009	2008
Tax provision at statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.8	5.7	2.5
Excess compensation under IRC Sec. 162(m)	0.1	—	1.2
Domestic production deduction	(2.2)	(1.8)	(2.0)
Tax exempt interest	—	—	(0.3)
Other	0.3	0.2	0.2

Effective tax rate	38.0%	39.1%	36.6%

        Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts recorded for income tax purposes. The major

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

components of deferred tax assets and liabilities are as follows as of December 31 (amounts in thousands):

	2010	2009
Current deferred tax assets:
Compensation	$4,199	$4,629
Inventory	2,900	1,821
Bad debt	203	116
State taxes, net of federal benefits	896	1,496
Other	1,462	691

Total current deferred tax assets	9,660	8,753

Long term deferred tax (liability) asset:
Lease incentives	2,409	1,891
Fixed assets	(4,604)	(4,606)

Total long-term deferred tax liability	(2,195)	(2,715)

Total net deferred tax asset	$7,465	$6,038

        Our federal income tax returns for 2007 through 2009 remain subject to examination, and our state income tax returns for 2006 through 2009 remain subject to examination. Our foreign jurisdiction tax returns for 2008 through 2010 remain subject to examination with no material adjustments expected. As of December 31, 2010 and 2009, our reserves for unrecognized tax benefits are not material to the consolidated financial statements.

NOTE 13—EARNINGS PER SHARE

        The following is a reconciliation of the shares used to compute basic and diluted earnings per share attributable to True Religion Apparel, Inc. for the years ended December 31 (in thousands, except per share information):

	2010	2009	2008
Net income attributable to True Religion Apparel, Inc.	$43,496	$47,332	$44,371

Basic shares	24,495	23,993	23,511
Dilutive effect of unvested restricted stock awards and stock options	357	666	759

Diluted shares	24,852	24,659	24,270

Earnings per share attributable to True Religion Apparel, Inc.—basic	$1.78	$1.97	$1.89
Earnings per share attributable to True Religion Apparel, Inc.—diluted	$1.75	$1.92	$1.83

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMPREHENSIVE INCOME

        Comprehensive income consists of net income, unrealized gain (loss) on available-for-sale investments and cumulative translation adjustments. A reconciliation of other comprehensive income is shown in the table for the years ended December 31 (amounts in thousands):

	2010	2009	2008
Net income	$43,635	$47,332	$44,371
Cumulative translation adjustment	748	16	186
Unrealized losses on investments
Unrealized losses arising during year, net of taxes of $890	—	—	(1,583)
Losses on available for sale securities reclassified to trading, included in net income, net of taxes of $890	—	—	1,583

Comprehensive income	44,383	47,348	44,557
Comprehensive income attributable to redeemable noncontrolling interest	(162)	—	—

Comprehensive income attributable to True Religion Apparel, Inc.	$44,221	$47,348	$44,557

NOTE 15—SEGMENT INFORMATION

        The Company's reportable business segments and respective accounting policies of each segment are the same as those described in Note 1 and Note 2. We evaluate the performance of each operating segment based on operating income.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        Summarized financial information concerning our reportable segments is shown in the following table for the years ended December 31 (amounts in thousands):

	2010	2009	2008
Net sales:
U.S. Consumer Direct	$189,097	$129,030	$75,314
U.S. Wholesale	104,874	123,203	153,235
International	64,443	54,479	40,044
Core Services	5,300	4,289	1,407

Total net sales	$363,714	$311,001	$270,000

Gross profit:
U.S. Consumer Direct	$136,915	$95,276	$57,669
U.S. Wholesale	53,362	65,882	78,670
International	34,402	30,115	19,255
Core Services	5,300	4,289	1,407

Total gross profit	$229,979	$195,562	$157,001

Operating income:
U.S. Consumer Direct	$64,641	$44,766	$27,810
U.S. Wholesale	46,265	60,107	71,884
International	17,487	25,167	16,761
Core Services	(58,471)	(52,443)	(47,579)

Total operating income	$69,922	$77,597	$68,876

Capital expenditures
U.S. Consumer Direct	$11,818	$14,437	$15,540
U.S. Wholesale	573	116	96
International	3,084	347	378
Core Services	1,971	5,182	2,173

Total capital expenditures	$17,446	$20,082	$18,187

Total assets
U.S. Consumer Direct	$68,418	$55,763
U.S. Wholesale	35,001	31,159
International	24,940	16,897
Core Services	167,525	125,987

Total assets	$295,884	$229,806

        As of December 31, 2010 and 2009, $274.1 million and $224.9 million, respectively, of our assets were located in the United States. Also, at December 31, 2010 and 2009, we had accounts receivable due from foreign distributors of $5.5 million and $8.0 million, respectively, and trademarks of $0.3 million and $0.2 million, respectively, associated with foreign countries. The U.S. Wholesale segment had net sales to one customer exceeding 10% of our net sales, which amounted to $29.0 million in 2010, $41.1 million in 2009 and $39.2 million in 2008. Our 2010 net sales categorized

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

by gender were approximately as follows: women—48%; men—48%; and kids—4%. Our 2009 net sales categorized by gender were approximately as follows: women—55%; men—41%; and kids—4%. Our 2008 net sales categorized by gender were approximately as follows: women—58%; men—38%; and kids—4%.

        Retail occupancy costs included in U.S. Consumer Direct expenses amount to $22.2 million, $16.5 million and $8.8 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 16—QUARTERLY INFORMATION (UNAUDITED)

        The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009 (amounts in thousands, except per share data):

Year ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$77,872	$82,184	$92,751	$110,907
Gross profit	$49,975	$52,674	$57,568	$69,762
Net income attributable to True
Religion Apparel, Inc.	$8,396	$7,533	$11,779	$15,788
Earnings per share attributable to True
Religion Apparel, Inc.:
Basic	$0.35	$0.31	$0.48	$0.64
Diluted	$0.34	$0.30	$0.48	$0.63

Year ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$63,624	$72,116	$82,423	$92,838
Gross profit	$38,719	$44,800	$53,334	$58,709
Net income attributable to True
Religion Apparel, Inc.	$7,625	$10,987	$14,085	$14,635
Earnings per share attributable to True
Religion Apparel, Inc.:
Basic	$0.32	$0.46	$0.59	$0.61
Diluted	$0.32	$0.45	$0.58	$0.59

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

        During the years ended December 31, 2010, 2009 and 2008, we paid taxes in the amount of $20.7 million, $31.1 million and $27.4 million, respectively.

        As of December 31, 2010 and 2009, we had recorded the purchase of $1.8 million and $0.8 million, respectively, of property and equipment that had not yet been paid for. These amounts have been excluded from "Purchases of property and equipment" and "Accounts payable and accrued expenses" in the accompanying consolidated cash flows.

        As of December 31, 2010, noncash investing activity relating to the purchase of the German joint venture was $1.8 million.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2010
Reserve for returns	$606	$4,211	$(4,427)	$390
Reserve for chargebacks and markdown allowances	$467	$655	$(525)	$597
Reserve for bad debt	$297	$556	$(287)	$566
2009
Reserve for returns	$474	$829	$(697)	$606
Reserve for chargebacks and markdown allowances	$439	$952	$(924)	$467
Reserve for bad debt	$266	$99	$(68)	$297
2008
Reserve for returns	$317	$298	$(141)	$474
Reserve for chargebacks and markdown allowances	$385	$124	$(70)	$439
Reserve for bad debt	$244	$577	$(555)	$266