Form 10-Q
period 2011-03-31
TRUE RELIGION APPAREL INC
filed 2011-05-05
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended March 31, 2011

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

As of May 2, 2011 there were 25,776,802 shares of common stock outstanding.

TRUE RELIGION APPAREL, INC.

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$156,212	$153,792
Accounts receivable, net of allowances	26,362	27,856
Inventory	46,615	41,691
Deferred income tax assets	5,609	9,660
Prepaid income taxes	967	—
Prepaid expenses and other current assets	7,628	10,280
Total current assets	243,393	243,279
Property and equipment, net	49,936	48,448
Other assets	4,359	4,157

TOTAL ASSETS	$297,688	$295,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$18,813	$17,234
Accrued salaries, wages and benefits	4,836	9,501
Income taxes payable	—	4,711
Total current liabilities	23,649	31,446
Long-term deferred rent	12,141	11,286
Long-term deferred income tax liabilities	1,847	2,195
Total long-term liabilities	13,988	13,481
Total liabilities	37,637	44,927

Commitment and contingencies (Note 9)

Redeemable noncontrolling interest	2,116	1,925

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,777 and 25,336 issued and outstanding, respectively	3	3
Additional paid-in capital	70,576	66,468
Retained earnings	186,170	181,634
Accumulated other comprehensive income, net of tax	1,186	927
Total stockholders’ equity	257,935	249,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$297,688	$295,884

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$93,762	$77,872

Cost of sales	33,017	27,897

Gross profit	60,745	49,975

Selling, general and administrative expenses	45,890	36,628

Operating income	14,855	13,347

Other expense (income), net	80	(23)

Income before provision for income taxes	14,775	13,370

Provision for income taxes	5,730	4,974

Net income	9,045	8,396

Less: Net income attributable to redeemable noncontrolling interest	62	—

Net income attributable to True Religion Apparel, Inc.	$8,983	$8,396

Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$0.36	$0.35
Diluted	$0.36	$0.34

Weighted average shares outstanding:
Basic	24,665	24,252
Diluted	25,073	24,884

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net income	$9,045	$8,396
Cumulative translation adjustment	388	(13)
Comprehensive income	9,433	8,383
Comprehensive income attributable to redeemable noncontrolling interest	(191)	—
Comprehensive income attributable to True Religion Apparel, Inc.	$9,242	$8,383

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,045	$8,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,004	2,142
Provision for bad debts	88	105
Stock-based compensation	3,404	3,363
Tax benefit from stock-based compensation	704	3,506
Excess tax benefit from stock-based compensation	(704)	(3,506)
Deferred income taxes	3,709	4,037
Other, net	(10)	6
Changes in operating assets and liabilities:
Accounts receivable	1,611	7,334
Inventory	(4,752)	804
Prepaid expenses and other current assets	2,766	692
Other assets	(144)	—
Accounts payable and accrued expenses	1,694	1,279
Accrued salaries, wages and benefits	(4,679)	(2,881)
Prepaid income taxes and income taxes payable	(5,696)	(13,858)
Long-term deferred rent	841	1,119
Net cash provided by operating activities	10,881	12,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,571)	(4,628)
Sales of investments	—	50
Expenditures to establish trademarks	(34)	(25)
Net cash used in investing activities	(4,605)	(4,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Statutory tax withholding payment for stock-based compensation	(4,447)	(8,204)
Excess tax benefit from stock-based compensation	704	3,506
Net cash used in financing activities	(3,743)	(4,698)

Effect of exchange rate changes in cash	(113)	42

Net increase in cash and cash equivalents	2,420	3,279
Cash and cash equivalents, beginning of period	153,792	105,531
Cash and cash equivalents, end of period	$156,212	$108,810

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Description of the Business

True Religion Apparel, Inc. and subsidiaries (referred to in the Quarterly Report on Form 10-Q as “the Company,” “our,” “we,” or “True Religion”) designs, markets, sells and distributes premium fashion apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include jeans, pants, woven and knit tops and outerwear made from denim, fleece, jersey and other fabrics. We are known for our unique fits, washes and styling details. Our products are distributed through multiple wholesale and retail segments on six continents, including North America, Europe, Asia, Australia, Africa and South America.

We operate in four primary business segments: U.S. Consumer Direct, U.S. Wholesale, International, and Core Services. We sell directly to consumers in the United States through full-price branded retail stores, branded outlet stores and through our retail internet site located at www.truereligionbrandjeans.com.  Our U.S. Wholesale sales are made to leading upscale nationwide-retailers, boutiques and off-price retailers. Our International sales are made through a variety of channels, including subsidiaries and joint ventures that operate retail stores and sell to wholesale customers who operate retail stores; distributors who warehouse products at their expense and then ship to, and collect payment from, their customers; and directly to wholesale customers who operate retail stores. As of March 31, 2011, our international segment includes one full price and three outlet retail stores in Japan, one full price retail store in the United Kingdom, one full price retail store in Canada and two full price retail stores in Germany.  In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. The licensing business is included in the Core Services segment.  Our corporate operations, which include the design, production, marketing, distribution, credit, customer service, information technology, accounting, executive, legal, and human resources departments, are also included in the Core Services segment.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of True Religion Apparel, Inc., its subsidiaries and its majority owned subsidiary which operates according to a joint venture agreement with its controlling interest holder.  All intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Religion Apparel, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC. The same accounting policies are followed for preparing quarterly and annual financial information. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Concentration of Credit Risks

As of March 31, 2011, 15% of our net accounts receivable were due from one customer. As of December 31, 2010, 27% of our net accounts receivable was due from one customer.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include reserves for customer returns; chargebacks; allowances for bad debts; inventory valuation; contingencies; fixed asset useful lives; income taxes and other tax contingencies; and the valuation of stock-based compensation and related forfeiture rates.

Reclassifications

We reclassified certain prior period segment information beginning in the fourth quarter of 2010 to conform to the current year presentation.  We reclassified our reportable segment formerly titled “Other” to include the functions which support the overall business that were previously classified in the U.S. Wholesale segment as of March 31, 2010.  The functions that were reclassified include the design, production, marketing, distribution, credit, customer service, information technology and accounting departments.  In connection with this reclassification, we renamed the segment “Core Services”.  As a result of this change, we have reclassified certain selling, general & administrative expenses (SG&A) previously presented in the U.S. Wholesale segment to Core Services in order to conform to the revised presentation.  We made the change to our reportable segments to more closely align them with how management reviews and monitors the performance of our operating segments.  Total consolidated SG&A expenses and total consolidated operating income were not changed as a result of these reclassifications.  The reclassifications had no impact upon previously reported consolidated net sales and consolidated gross profit by reportable segment. Additionally, these reclassifications did not impact the condensed consolidated balance sheets, statements of income, or statements of cash flows.

NOTE 3 — Cash Equivalents

As of March, 31, 2011 and December 31, 2010, we held $150.1 million and $133.6 million, respectively, of cash equivalents measured at fair value using quoted prices in active markets (Level 1 input).

NOTE 4 — Accounts Receivable

We recorded the following allowances against our wholesale accounts receivable (amounts in thousands):

	As of March 31,	As of December 31,
	2011	2010
Reserve for returns	$627	$390
Reserve for chargebacks and markdown allowances	17	597
Reserve for bad debt	675	566
Total	$1,319	$1,553

In addition to the above reserves, we recorded an allowance for trade discounts of $0.3 million as of March 31, 2011 and $0.4 million as of December 31, 2010.

NOTE 5 — Inventory

Inventory consisted of the following (amounts in thousands):

	As of March 31,	As of December 31,
	2011	2010
Raw Materials	$991	$1,284
Work-in-Progress	1,383	1,599
Finished Goods	44,241	38,808
Total	$46,615	$41,691

NOTE 6 — Property and Equipment, net

Property and equipment consisted of the following (amounts in thousands):

	As of March 31,	As of December 31,
	2011	2010
Computer systems and equipment	$10,249	$9,916
Furniture & fixtures	6,603	7,568
Leasehold improvements	46,925	44,831
Machinery & equipment	3,605	3,308
Trade show booths	1,011	1,592
Construction in progress	5,948	3,404
	74,341	70,619
Less: accumulated depreciation	24,405	22,171
Property and equipment, net	$49,936	$48,448

Construction in progress as of March 31, 2011 and December 31, 2010 primarily represents the capital expenditures for branded retail stores that have not opened or information technology projects that have not been completed as of the balance sheet date. When the stores are opened or the projects are completed, these balances are transferred to the appropriate property and equipment category and depreciated according to their useful life.

Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $3.0 million and $2.1 million for the three months ended March 31, 2011 and 2010, respectively.

NOTE 7—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (amounts in thousands):

	As of March 31,	As of December 31,
	2011	2010
Accounts payable	$6,415	$3,580
Accrued expenses	6,079	5,836
Accrued sales and use taxes	2,120	2,632
Accrued percentage rent	1,042	2,029
Other	3,157	3,157
Accounts payable and accrued expenses	$18,813	$17,234

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

The following table summarizes our annual stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Stock-based compensation expense, net of forfeitures	$3,404	$3,363
Tax benefits	1,407	1,355
Stock-based compensation expense, after tax benefits	$1,997	$2,008

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

Non-vested performance-based awards

During the three months ended March 31, 2011 we awarded performance-based restricted stock to executive officers, which are subject to certain performance and service conditions.  Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary of the grant date and the remainder on the second anniversary of the grant date for a combined service period of two years.  In order for these performance awards to vest, the Company’s annual adjusted earnings before interest and income tax expenses (Adjusted EBIT) must exceed a minimum amount; depending upon the Company’s actual annual Adjusted EBIT, additional restricted stock may be earned, up to a maximum number.

The following table summarizes our non-vested performance-based restricted stock activities for the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000’s)
Prior year awards:
Non-vested, beginning of year	463,654	$21.87
Vested	(353,350)	$20.10
Service forfeited	(399)	$12.51
Non-vested, end of period	109,905

Awards granted in 2011, at maximum:	503,286	$22.95
Performance forfeited	—	$—
Service forfeited	—	$—
Non-vested, end of period	503,286
Total non-vested, end of period	613,191	$23.79	1.8	$14,392

Our policy for attributing the value of graded vesting to these share-based payments is the graded attribution (accelerated) method.  The estimated fair value of the performance-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 4.4% as of March 31, 2011; this forfeiture rate assumption is based on historical experience.  The fair value of the performance-based shares awarded in the three months ended March 31, 2011 and 2010 was $11.6 million and $11.3 million, respectively.  The total fair value of performance-based stock vested during the three months ended March 31, 2011 and 2010 was $7.1 million and $8.2 million, respectively.  As of March 31, 2011, the total unamortized stock-based compensation expense related to the performance-based stock was $10.4 million, which is expected to be recognized over a weighted average period of 1.8 years.

Non-vested service-based awards

During the three months ended March 31, 2011 and 2010, we awarded service-based restricted stock to employees, officers and directors that vest over a period of up to three years.

The following table summarizes our non-vested service-based restricted stock activities for the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000’s)
Non-vested, beginning of year	284,262	$21.86
Granted	128,842	$22.78
Vested	(138,642)	$18.79
Forfeited	(3,009)	$20.59
Non-vested, end of period	271,453	$23.87	1.9	$6,371

Our policy for attributing the value of graded vesting of these share-based payments is the straight-line single option approach.  The estimated fair value of the non-vested service-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 4.4% as of March 31, 2011; this forfeiture rate assumption is based on historical experience.  The fair value of service-based stock awarded in the three months ended March 31, 2011 and 2010 was $2.9 million and $3.3 million, respectively.  The total fair value of service-based stock vested during the three months ended March 31, 2011 and March 31, 2010 was $2.6 million and $2.4 million, respectively.  As of March 31, 2011, the total unamortized stock-based compensation expense related to the non-vested service-based stock was $5.4 million, which is expected to be recognized over a weighted average period of 1.9 years.

We have a practice of withholding common shares, upon an employee’s request, to satisfy employee and director minimum statutory income tax withholdings for restricted shares when they vest. During the three months ended March 31, 2011 and 2010, we withheld 188,872 and 339,927 shares for a total value of $4.4 million and $8.2 million, respectively. These amounts are considered a financing activity and recorded as statutory tax withholding payment for stock-based compensation in the accompanying condensed consolidated statements of cash flows.

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

As of March 31, 2011, we had 132 long-term lease agreements, which consisted of 110 retail stores in the U.S., 10 international retail stores, our headquarters facility in Vernon, California, which includes a parking annex, two showrooms in the U.S., and administrative offices and showrooms in Japan, South Korea, Hong Kong, Germany, Italy and Switzerland. Our leased properties aggregate 400,000 square feet of space, which consists of 153,000 square feet for our headquarters, international administrative and distribution facilities, 232,000 square feet of retail space and 15,000 square feet of showroom space.  Our lease agreements for 104 of the retail stores leases require payment of a percentage of sales, ranging from 4% to 18%, if our net sales at the retail store exceed a defined threshold.

Rent expense was $6.9 million and $5.2 million for the three months ended March 31, 2011 and 2010, respectively. These amounts include contingent rental expense of $0.7 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.

Future minimum lease payments under these operating leases as of March 31, 2011 are summarized as follows (amounts in thousands):

2011 (remainder of year)	$21,328
2012	22,947
2013	23,188
2014	23,172
2015	22,841
Thereafter	83,807
Total minimum lease payments	$197,283

Legal Proceedings

From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of business. We do not believe that these routine matters are material to our business or financial condition.

NOTE 10 —Redeemable Noncontrolling Interest

We calculated the fair value of the redeemable noncontrolling interest by discounting the future cash flows of our majority-owned subsidiary, True Religion Brand Jeans Germany GmbH (TRBJ Germany), and determined that the fair value of the noncontrolling interest approximated the carrying value as of March 31, 2011.

The following table presents a reconciliation of the redeemable noncontrolling interest (amounts in thousands):

Three Months Ended March 31, 2011
Redeemable noncontrolling interest, January 1, 2011	$1,925
Net income attributable to redeemable noncontrolling interest	62
Foreign currency translation adjustment	129
Redeemable noncontrolling interest, March 31, 2011	$2,116

NOTE 11 — Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share attributable to True Religion Apparel, Inc. (in thousands, except per share information):

	Three Months Ended
	March 31,
	2011	2010
Net income attributable to True Religion Apparel, Inc.	$8,983	$8,396

Basic shares	24,665	24,252
Dilutive effect of unvested restricted stock awards and stock options	408	632
Diluted shares	25,073	24,884

Earnings per share attributable to True Religion Apparel, Inc. - basic	$0.36	$0.35
Earnings per share attributable to True Religion Apparel, Inc. - diluted	$0.36	$0.34

For the three months ended March 31, 2011 and 2010, 11,310 and 30,488 weighted shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares.

NOTE 12 — Segment Information

Summarized financial information concerning our reportable segments is shown in the following table (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net sales:
U.S. Consumer Direct	$53,372	$38,774
U.S. Wholesale	20,867	24,152
International	18,470	13,782
Core Services	1,053	1,164
	$93,762	$77,872

Gross Profit:
U.S. Consumer Direct	$38,543	$28,481
U.S. Wholesale	11,184	12,830
International	9,965	7,500
Core Services	1,053	1,164
	$60,745	$49,975

Operating income:
U.S. Consumer Direct	$18,650	$12,528
U.S. Wholesale	9,277	10,602
International	2,662	4,721
Core Services	(15,734)	(14,504)
	$14,855	$13,347

Capital expenditures:
U.S. Consumer Direct	$2,521	$3,115
U.S. Wholesale	33	667
International	1,414	487
Core Services	603	359
	$4,571	$4,628
Total assets:
U.S. Consumer Direct	$69,403	$57,889
U.S. Wholesale	30,742	29,464
International	32,073	17,426
Core Services	165,470	130,619
	$297,688	$235,398

NOTE 13 — Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2011 and 2010, we paid income taxes in the amount of $7.2 million and $11.3 million, respectively.

As of March 31, 2011, and 2010, we had recorded the purchase of $1.6 million and $1.1 million, respectively, of property and equipment that had not yet been paid for.  These amounts have been excluded from “Purchases of property and equipment” and “Accounts payable and accrued expenses” in the accompanying condensed consolidated statements of cash flows.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions.  You may find some of these statements below and elsewhere in this Quarterly Report.  These forward-looking statements are not historical facts and are inherently uncertain and outside of our control.  Any or all of our forward-looking statements in this report may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  Many factors mentioned in our discussion in this report will be important to determining future results.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Factors that may cause our plans, expectations, future financial condition and results to change are described throughout this report and in our Annual Report on Form 10-K, particularly in “Risk Factors,” Part 1, Item 1A of that report, and include the following:

•	the on-going downturn in the United States economy and in particular, the decline in consumer spending generally and in the apparel industry more specifically;
•	our ability to predict fashion trends;
•	our ability to continue to maintain our brand image and reputation;
•	competition from companies with significantly greater resources than ours;
•	increases in the price of raw materials or their reduced availability;
•	our ability to continue and control our expansion plans.

The forward-looking information set forth in this quarterly report on Form 10-Q is as of May 4, 2011, and we undertake no duty to update this information.  Shareholders and prospective investors can find information filed with the SEC after May 4, 2011 at our website at www.truereligionbrandjeans.com or at the SEC website at www.sec.gov.

RESULTS OF OPERATIONS

We design, market, distribute and sell premium fashion apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include jeans, pants, woven and knit tops and outerwear made from denim, fleece, jersey and other fabrics. We are known for our unique fits, washes and styling details. Our products are distributed through multiple wholesale and retail segments on six continents, including North America, Europe, Asia, Australia, Africa and South America. As of March 31, 2011, we had 96 retail stores in the United States compared to 94 as of December 31, 2010 and 76 as of March 31, 2010.  As of March 31, 2011 we had eight international stores compared to seven as of December 31, 2010 and three as of March 31, 2010.

First Quarter 2011 Compared to First Quarter 2010

The following table summarizes results of operations for the three months ended March 31, 2011 and 2010 (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2011		2010		Change
	Amount	%	Amount	%	Amount	%
Net sales	$93,762	100.0%	$77,872	100.0%	$15,890	20.4%
Gross profit	60,745	64.8%	49,975	64.2%	10,770	21.6%
Selling, general and administrative expenses	45,890	48.9%	36,628	47.0%	9,262	25.3%
Operating income	14,855	15.8%	13,347	17.1%	1,508	11.3%
Other expense (income), net	80	0.1%	(23)	(0.0)%	103	(447.8)%
Provision for income taxes	5,730	6.1%	4,974	6.4%	756	15.2%
Net income attributable to True Religion Apparel Inc.	$8,983	9.6%	$8,396	10.8%	$587	7.0%
Net income per share attributable to True Religion Apparel, Inc.:
Basic	$0.36		$0.35		$0.01	2.9%
Diluted	$0.36		$0.34		$0.02	5.9%

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	March 31,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$53,372	$38,774	$14,598	37.6%
U.S. Wholesale	20,867	24,152	(3,285)	(13.6)%
International	18,470	13,782	4,688	34.0%
Core Services	1,053	1,164	(111)	(9.5)%
Total net sales	$93,762	$77,872	$15,890	20.4%

The following table summarizes percentage of total net sales by segment:

	March 31,		Change
	2011	2010	%
U.S. Consumer Direct	56.9%	49.8%	7.1%
U.S. Wholesale	22.3	31.0	(8.7)%
International	19.7	17.7	2.0%
Core Services	1.1	1.5	(0.4)%
Total net sales	100.0%	100.0%

U.S. Consumer Direct net sales increased 37.6% to $53.4 million as we finished the first quarter of 2011 with 96 stores compared to 76 stores at the end of the first quarter of 2010. In the third quarter of 2010, we introduced a merchandising strategy that concentrates the presentation of new styles in our retail stores at the beginning of the month, which we believe significantly contributed to a same store sales increase of 7.4% for the quarter.  During the remainder of 2011, we expect to open 13 branded retail stores in the United States.

U.S. Wholesale net sales decreased 13.6% to $20.9 million as we continue to be impacted by the overall challenging sales trend in the women’s premium denim category at the major department stores. Within this segment, net sales to specialty store customers increased while net sales to major department store accounts decreased.  In addition, we reduced our sales to off-price retailers to support long-term brand value.

International net sales increased 34.0% to $18.5 million primarily due to increased sales in Germany, linked to the joint venture formed in August 2010, which accounted for more than half of the increase.  Korea and Canada were other major contributors to the net sales increase.

Core Services net sales remained relatively flat from the first quarter of 2010 to first quarter of 2011.  Core Services net sales is comprised of royalties due under existing licensing contracts, which renew annually.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	March 31,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$38,543	$28,481	$10,062	35.3%
U.S. Wholesale	11,184	12,830	(1,646)	(12.8)%
International	9,965	7,500	2,465	32.9%
Core Services	1,053	1,164	(111)	(9.5)%
Total gross profit	$60,745	$49,975	$10,770	21.6%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	March 31,		Change
	2011	2010	%
U.S. Consumer Direct	72.2%	73.5%	(1.3)%
U.S. Wholesale	53.6	53.1	0.5%
International	54.0	54.4	(0.4)%
Core Services	100.0	100.0	0.0%
Total gross margin	64.8%	64.2%	0.6%

Overall gross margin improved from 64.2% of net sales in the first quarter of 2010 to 64.8% of net sales in the first quarter of 2011 primarily due to the ongoing shift in net sales mix towards the higher-margin U.S. Consumer Direct business.

The U.S. Consumer Direct gross margin decreased to 72.2% in the first quarter of 2011 from 73.5% in the same quarter in 2010 as a higher percentage of the segment’s net sales came from the lower margin outlet stores as compared to the full price stores and an increase in outlet store markdowns in order to sell-through slower-moving styles.

U.S. Wholesale gross margin increased to 53.6% in the first quarter of 2011 from 53.1% in the same quarter in 2010 primarily due to an increase in the gross margin earned on net sales to the off-price channel.

International gross margin decreased to 54.0% in the first quarter of 2011 from 54.4% in the same quarter in 2010 primarily due to an increase in discounts given to international distributors, which was partially offset by a sales mix shift towards our direct wholesale and retail businesses which are earning a higher gross margin than the margin earned on sales to international distributors.

Selling, General and Administrative Expenses

The following table presents the components of selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	March 31,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$19,893	$15,953	$3,940	24.7%
U.S. Wholesale	1,907	2,228	(321)	(14.4)%
International	6,770	2,779	3,991	143.6%
Core Services	17,320	15,668	1,652	10.5%
Total selling, general and administrative expenses	$45,890	$36,628	$9,262	25.3%

The following table summarizes SG&A as a percentage of segment net sales (“SG&A rate”), by segment:

	March 31,		Change
	2011	2010	%
U.S. Consumer Direct	37.3%	41.1%	(3.8)%
U.S. Wholesale	9.1	9.2	(0.1)%
International	36.7	20.2	16.5%
Core Services	NM	NM	NM
Total SG&A rate	48.9%	47.0%	1.9%

The U.S. Consumer Direct SG&A increased $3.9 million, from $16.0 million in the first quarter of 2010 to $19.9 million in the first quarter of 2011.  This increase is directly related to the store expansion over the past year, from 76 stores at the end of March 2010 to 96 stores at the end of March 2011.  As a percentage of net sales, Consumer Direct SG&A decreased from 41.1% in the first quarter of 2010 to 37.3% in the first quarter of 2011 primarily due to the increase in same store sales of 7.4% producing leverage on fixed costs.

U.S. Wholesale SG&A decreased $0.3 million, from $2.2 million in the first quarter of 2010 to $1.9 million in the first quarter of 2011, primarily as a result of costs incurred in the first quarter of 2010 in connection with the transition from a sales agent to an in-house sales team.

International SG&A increased $4.0 million, from $2.8 million in the first quarter of 2010 to $6.8 million in the first quarter of 2011 primarily due to the addition of direct wholesale sales teams in Germany, Italy and the United Kingdom, the establishment of a regional office in Switzerland, and an increase in the number of branded retail stores from three stores at March 31, 2010 to eight at March 31, 2011.

Core Services SG&A increased $1.7 million, from $15.7 million in the first quarter of 2010 to $17.3 million in the first quarter of 2011, as we incurred incremental support costs associated with our business expansion.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	March 31,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$18,650	$12,528	$6,122	48.9%
U.S. Wholesale	9,277	10,602	(1,325)	(12.5)%
International	3,195	4,721	(1,526)	(32.3)%
Core Services	(16,267)	(14,504)	(1,763)	12.2%
Total operating income	$14,855	$13,347	$1,508	11.3%

The following table summarizes operating income as a percentage of net sales (“operating margin”), by segment:

	March 31,		Change
	2011	2010	%
U.S. Consumer Direct	34.9%	32.3%	2.6%
U.S. Wholesale	44.5	43.9	0.6%
International	17.3	34.3	(19.9)%
Core Services	NM	NM	NM
Total operating income margin	15.8%	17.1%	(1.3)%

The U.S. Consumer Direct operating margin increased from 32.3% in the first quarter of 2010 to 34.9% in the first quarter of 2011 primarily due to the segment’s growth in same store sales of 7.4% which has allowed us to gain leverage on fixed costs.

U.S. Wholesale operating margin increased from 43.9% in the first quarter of 2010 to 44.5% in the first quarter of 2011 primarily because of the decrease in SG&A from the transition to an in-house sales team and the increase in the gross margin earned on our net sales to the off price channel.

International operating margin decreased from 34.3% in the first quarter of 2010 to 17.3% in the first quarter of 2011 primarily due to the additional SG&A spending associated with our planned international expansion.

Other Expense (Income), net

Net other expense (income) was not significant in either the first quarter of 2011 or 2010.

Provision for Income Taxes

The effective tax rate was 38.8% in the first quarter 2011 as compared to 37.2% in the first quarter of 2010. The 2011 effective tax rate increased over 2010 as the Company established its European headquarters in Switzerland.

Net Income attributable to True Religion Apparel, Inc. and Earnings Per Diluted Share

Net income attributable to True Religion Apparel, Inc. was $9.0 million, or $0.36 per diluted share, for the first quarter of 2011 compared to $8.4 million, or $0.34 per diluted per share, for the first quarter of 2010. This 7.5% increase is attributable to the factors discussed above, including changes in net sales, operating expenses and our effective tax rate.

Inflation

Historically, our operations have not been materially affected by inflation.  We cannot assure that our operations will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

In the first three months of 2011, cash and cash equivalents increased by $2.4 million from the beginning of the year. Cash inflows of $10.9 million from operating activities and $0.7 million from the excess tax benefit from stock-based compensation were partially offset by cash outflows for capital expenditures of $4.6 million and tax withholding payments for stock-based compensation of $4.4 million.

Operating Activities

Net cash provided by operating activities was $10.9 million in the first quarter of 2011, which is $1.6 million less than the $12.5 million generated in the first quarter of 2010. The decrease in cash provided by operating activities is primarily due to an increase in inventory in order to support our international wholesale business operations as well as the U.S. and international branded retail stores opened since the end of the first quarter of 2010.

Investing Activities

Net cash used in investing activities remained consistent at $4.6 million in the first quarter of 2011 and 2010.  For the three months ended March 31, 2011, this amount is made up of capital expenditures for leasehold improvements that will be used in our new branded retail stores and capital expenditures for a retail merchandise planning and allocation system expected to be implemented in 2011.

Financing Activities

Net cash used in financing activities was $3.7 million in the first quarter of 2011 compared to $4.7 million in the first quarter of 2010. This decrease is due to a decrease in cash used for statutory tax withholding payments for stock-based compensation which was partially offset by a decrease in the excess tax benefit from stock-based compensation. The timing of statutory tax withholding payments is linked to the vesting of restricted stock awards. These decreases are primarily due to a decrease in the number of shares vesting and a decrease in our average stock price during the first quarter of 2011 compared to the first quarter of 2010.

Liquidity

Our primary ongoing cash requirements are currently expected to be for our ongoing operations, capital expenditures for new branded retail stores, our expansion internationally, and information technology and other infrastructure needs. Management believes that cash flows from continuing operations and on-hand cash and cash equivalents will provide adequate funds for the foreseeable working capital needs and planned capital expenditures. Over the long term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We believe our cash, cash equivalents, short-term investments and future operating cash flows, as well as any potential future borrowing facilities, will be sufficient, for at least the next twelve months, to fund scheduled future payments and potential long-term initiatives. The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions, and we cannot guarantee that we would be able to obtain financing on favorable terms if needed.

Capital expenditures for the remainder of 2011 are expected to approximate $19.0 million.

Contractual Obligations

As compared to December 31, 2010, the only material change in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K as of May 4, 2011 is the execution of 11 new retail leases which have future minimum lease payments of $27.0 million.  For additional information regarding our contractual obligations as of December 31, 2010, see Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2010.

Seasonality of Business

Due to the holiday shopping season in December, our U.S. Wholesale segment sales historically have been higher in the second half of the year and our U.S. Consumer Direct segment sales historically have been highest in the fourth quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period. We base our estimates on historical experience and on other factors and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the three months ended March 31, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 14, 2011.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We operate a wholesale business and four retail stores in Japan and most of our wholesale sales and all of our retail sales and SG&A expenses in Japan are denominated in Japanese Yen. We operate a retail store in the U.K. All of that store’s retail sales and SG&A expenses are denominated in British Pounds.  Since August 2010, we have operated a wholesale business in part of Europe and two retail stores in Germany through a joint venture. All of the joint venture’s sales and SG&A expenses are denominated in Euro, except for merchandise which is purchased in U.S. dollars. Since October 2010, we have operated a retail store in Canada. All of that store’s retail sales and SG&A expenses are denominated in Canadian Dollars. Since November 2010, we established a regional sales office in Switzerland. All SG&A expenses are denominated in Euro. Because these operations are not significant to our overall business, our exposure to fluctuations in the U.S. Dollar and Japanese Yen exchange rate; the U.S. Dollar and Great Britain Pound exchange rate; the U.S. Dollar and Euro exchange rate and the U.S. Dollar and Canadian Dollar exchange rate are not considered material as of March 31, 2011. We received U.S. Dollars for all other merchandise sales and licensing revenue during the three months ended March 31, 2011.  Merchandise purchases from contract manufacturers are denominated in U.S. Dollars.

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

ITEM 1A.	Risk Factors

In our 2010 Annual Report on Form 10-K, we discussed the Company’s risk factors in Part I, “Item 1A. Risk Factors.” Our risk factors are unchanged from those discussed in the 2010 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	None
	(b)	None
	(c)	See below.

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Numberof Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
January 1, 2011 — January 31, 2011	9,864	$20.54	—	—
February 1, 2011 — February 28, 2011	91,975	$24.11	—	—
March 1, 2011 - March 31, 2011	87,033	$23.29	—	—
Total	188,872	$23.54	—	—

(a)

These columns reflect the surrender to the Company of shares of common stock to satisfy minimum statutory income tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Reserved

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.

By:	/s/ JEFFREY LUBELL
Jeffrey Lubell, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 4, 2011

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 4, 2011