Form 10-Q
period 2011-06-30
TRUE RELIGION APPAREL INC
filed 2011-07-29
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of July 28, 2011 there were 25,749,460 shares of common stock outstanding.

TRUE RELIGION APPAREL, INC.

ii

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$173,747	$153,792
Accounts receivable, net of allowances	21,502	27,856
Inventories	47,304	41,691
Deferred income tax assets	6,060	9,660
Prepaid income taxes	2,719	—
Prepaid expenses and other current assets	9,670	10,280
Total current assets	261,002	243,279
Property and equipment, net	51,716	48,448
Other assets	3,866	4,157

TOTAL ASSETS	$316,584	$295,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$20,963	$17,234
Accrued salaries, wages and benefits	7,791	9,501
Income taxes payable	—	4,711
Total current liabilities	28,754	31,446
Long-term deferred rent	12,978	11,286
Long-term deferred income tax liabilities	2,598	2,195
Total long-term liabilities	15,576	13,481
Total liabilities	44,330	44,927

Commitment and contingencies

Redeemable noncontrolling interest	2,491	1,925

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,750 and 25,336 issued and outstanding, respectively	3	3
Additional paid-in capital	73,965	66,468
Retained earnings	194,621	181,634
Accumulated other comprehensive income, net	1,174	927
Total stockholders’ equity	269,763	249,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$316,584	$295,884

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$98,263	$82,184	$192,025	$160,056

Cost of sales	33,895	29,510	66,912	57,407

Gross profit	64,368	52,674	125,113	102,649

Selling, general and administrative expenses	49,197	40,692	95,087	77,320

Operating income	15,171	11,982	30,026	25,329

Other (income) expense, net	(561)	3	(481)	(20)

Income before provision for income taxes	15,732	11,979	30,507	25,349

Provision for income taxes	5,966	4,446	11,696	9,420

Net income	9,766	7,533	18,811	15,929

Less: Net income attributable to redeemable noncontrolling interest	333	—	395	—

Net income attributable to True Religion Apparel, Inc.	$9,433	$7,533	$18,416	$15,929

Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$0.38	$0.31	$0.74	$0.65
Diluted	$0.38	$0.30	$0.74	$0.64

Weighted average shares outstanding:
Basic	24,896	24,550	24,782	24,402
Diluted	25,026	24,742	25,044	24,809

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$9,766	$7,533	$18,811	$15,929
Cumulative translation adjustment	30	198	418	185
Comprehensive income	9,796	7,731	19,229	16,114
Comprehensive income attributable to redeemable noncontrolling interest	(375)	—	(566)	—
Comprehensive income attributable to True Religion Apparel, Inc.	$9,421	$7,731	$18,663	$16,114

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,811	$15,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,264	4,538
Provision for bad debts	838	211
Stock-based compensation	6,751	9,090
Tax benefit from stock-based compensation	745	4,027
Excess tax benefit from stock-based compensation	(1,204)	(4,027)
Deferred income taxes	2,669	807
Other, net	27	(454)
Changes in operating assets and liabilities:
Accounts receivable	5,784	3,147
Inventories	(5,255)	(5,310)
Prepaid expenses and other current assets	769	286
Other assets	375	—
Accounts payable and accrued expenses	4,250	3,074
Accrued salaries, wages and benefits	(1,732)	192
Prepaid income taxes and income taxes payable	(6,177)	(7,132)
Long-term deferred rent	1,677	1,901
Net cash provided by operating activities	34,592	26,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,047)	(8,375)
Sales of investments	—	3,100
Expenditures to establish trademarks	(31)	(98)
Net cash used in investing activities	(10,078)	(5,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Statutory tax withholding payment for stock-based compensation	(5,428)	(9,544)
Excess tax benefit from stock-based compensation	1,204	4,027
Net cash used in financing activities	(4,224)	(5,517)

Effect of exchange rate changes in cash	(335)	76

Net increase in cash and cash equivalents	19,955	15,465
Cash and cash equivalents, beginning of period	153,792	105,531
Cash and cash equivalents, end of period	$173,747	$120,996

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

We operate in four primary business segments: U.S. Consumer Direct, U.S. Wholesale, International, and Core Services. We sell directly to consumers in the United States through full-price branded retail stores, branded outlet stores and through our retail internet site located at www.truereligionbrandjeans.com. Our U.S. Wholesale sales are made to leading upscale nationwide-retailers, boutiques and off-price retailers. Our International sales are made through a variety of channels, including subsidiaries and joint ventures that operate retail stores and sell to wholesale customers who operate retail stores; distributors who warehouse products at their expense and then ship to, and collect payment from, their customers; and directly to wholesale customers who operate retail stores. As of June 30, 2011, our international segment includes one full price and two outlet retail stores in Japan, one full price retail store in the United Kingdom, two full price and one outlet retail stores in Canada, and two full price retail stores in Germany.  In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. The licensing business is included in the Core Services segment.  Our corporate operations, which include the design, production, marketing, distribution, credit, customer service, information technology, accounting, executive, legal, and human resources departments, are also included in the Core Services segment.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of True Religion Apparel, Inc., its subsidiaries, and its majority-owned subsidiary which operates according to an operating agreement with its noncontrolling interest holder. All intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Religion Apparel, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC. The same accounting policies are followed for preparing quarterly and annual financial information. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Concentration of Credit Risks

As of June 30, 2011, 24% of our net accounts receivable were due from one customer. As of December 31, 2010, 27% of our net accounts receivable was due from one customer.

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

Gift Cards

We sell gift cards with no expiration dates to customers.  We recognize income from gift cards when they are redeemed by the customer.  In addition, we may recognize income from gift cards in the future when we determine that the likelihood of the gift card being redeemed is remote and that we have no legal obligation to remit the unredeemed gift card to relevant jurisdictions.  We will utilize historical redemption patterns to consider the likelihood of gift card redemption.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements.  Adoption of these provisions of this ASU, which is effective for us as of the beginning of 2012, is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  This ASU increases the prominence of the other comprehensive income in the financial statements.  Adoption of the provision of this ASU, which is effective for us as of the beginning of 2012, is not expected to have a material impact of our consolidated financial statements.

Reclassifications

Beginning in the fourth quarter of 2010, we reclassified certain prior period segment information to conform to the current year presentation.  The segment that was formerly titled “Other” was renamed as “Core Services.”  And, we have reclassified the design, production, marketing, distribution, credit, customer service, information technology and accounting departments from the U.S. Wholesale segment to the Core Services segment because these functions support our overall business.  As a result of this change, we have reclassified certain selling, general & administrative expenses (SG&A) previously presented in the U.S. Wholesale segment to Core Services in order to conform to the revised presentation.  We made the change to our reportable segments to more closely align them with how management reviews and monitors the performance of our operating segments.  Total consolidated SG&A expenses and total consolidated operating income were not changed as a result of these reclassifications.  The reclassifications had no impact upon previously reported consolidated net sales and consolidated gross profit by reportable segment. Additionally, these reclassifications did not impact the condensed consolidated balance sheets, statements of income, or statements of cash flows.

NOTE 3 — Cash Equivalents

As of June 30, 2011 and December 31, 2010, we held $163.1 million and $133.6 million, respectively, of cash equivalents measured at fair value using quoted prices in active markets (Level 1 input).

NOTE 4 — Accounts Receivable

We recorded the following allowances against our wholesale accounts receivable (amounts in thousands):

	As of June 30,	As of December 31,
	2011	2010
Reserve for returns	$321	$390
Reserve for chargebacks and markdown allowances	56	597
Reserve for bad debt	665	566
Total	$1,042	$1,553

In addition to the above reserves, we recorded an allowance for trade discounts of $0.4 million as of June 30, 2011 and December 31, 2010.

NOTE 5 — Inventories

Inventories consisted of the following (amounts in thousands):

	As of June 30,	As of December 31,
	2011	2010
Raw materials	$861	$1,284
Work-in-process	1,789	1,599
Finished goods	44,654	38,808
Total	$47,304	$41,691

NOTE 6 — Property and Equipment, net

Property and equipment consisted of the following (amounts in thousands):

	As of June 30,	As of December 31,
	2011	2010
Computer systems and equipment	$10,923	$9,916
Furniture and fixtures	7,434	7,568
Leasehold improvements	50,698	44,831
Machinery and equipment	4,031	3,308
Trade show booths	1,017	1,592
Construction in progress	4,809	3,404
	78,912	70,619
Less: accumulated depreciation	27,196	22,171
Property and equipment, net	$51,716	$48,448

Construction in progress at June 30, 2011 and December 31, 2010 primarily represents the capital expenditures for branded retail stores that have not opened or information technology projects that have not been completed as of the balance sheet date.  When the stores are opened or the projects are completed, these balances are transferred to the appropriate property and equipment category and depreciated according to their estimated useful life.

Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $6.3 million and $4.5 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 7—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (amounts in thousands):

	As of June 30,	As of December 31,
	2011	2010
Accrued expenses	$6,454	$5,836
Accrued sales and use taxes	1,919	2,632
Accounts payable	6,410	3,580
Accrued percentage rent	1,562	2,029
Reserve for settlement of a pending litigation claim	1,500	—
Other	3,118	3,157
Accounts payable and accrued expenses	$20,963	$17,234

NOTE 8 — Stock-based Compensation

On April 7, 2009, our Board of Directors approved the True Religion Apparel, Inc. 2009 Equity Incentive Plan (the “2009 Incentive Plan”) which was approved by the shareholders at our Annual Shareholder Meeting on June 2, 2009.  Upon approval of the 2009 Incentive Plan by the shareholders, grants under the Company’s 2005 Stock Incentive Plan (the “2005 Incentive Plan”) were discontinued and any shares available for issuance under the 2005 Incentive Plan were rolled into the 2009 Incentive Plan. The 2009 Incentive Plan reserves for issuance an aggregate of 1,000,000 shares of common stock, increased by 613,761 shares that rolled into the plan from the 2005 Incentive Plan.

The following table summarizes our stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock-based compensation expense, net of forfeitures	$3,348	$5,727	$6,751	$9,090
Tax benefits	1,238	2,308	2,496	3,663
Stock-based compensation expense, after tax benefits	$2,110	$3,419	$4,255	$5,427

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

Non-vested performance-based awards

During the six months ended June 30, 2011 and 2010, we awarded performance-based restricted stock to executive officers, which are subject to certain performance and service conditions.  Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary of the grant date and the remainder on the second anniversary of the grant date for a combined service period of two years.  In order for these performance awards to vest, the Company’s annual adjusted earnings before interest and income tax expenses (Adjusted EBIT) must exceed a minimum amount; depending upon the Company’s actual annual Adjusted EBIT, additional restricted stock may be earned, up to a maximum number.

The following table summarizes our non-vested performance-based restricted stock activities for the six months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000’s)
Prior year awards:
Non-vested, beginning of year	463,654	$21.87
Vested	(384,116)	$20.53
Service forfeited	(399)	$12.51
Non-vested, end of period	79,139

Awards granted in 2011, at maximum:	503,286	$22.95
Performance forfeited	—	$—
Service forfeited	—	$—
Non-vested, end of period	503,286
Total non-vested, end of period	582,425	$23.71	1.6	$16,937

Our policy for attributing the value of graded vesting to these share-based payments is the graded attribution (accelerated) method.  The estimated fair value of the performance-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 4.4% as of June 30, 2011; this forfeiture rate assumption is based on historical experience.  The fair value of the performance-based shares awarded in the six months ended June 30, 2011 and 2010 was $11.6 million and $12.9 million, respectively.  The total fair value of performance-based stock vested during the six months ended June 30, 2011 and 2010 was $7.9 million and $9.1 million, respectively.  As of June 30, 2011, the total unamortized stock-based compensation expense related to the performance-based stock was $8.8 million, which is expected to be recognized over a weighted average period of 1.6 years.

During the quarter ended June 30, 2010, we entered into a Separation Agreement with our former president which accelerated the vesting of his unvested 2009 performance share award and modified the service period requirement for a portion of his unvested 2010 performance share award.  As a result of this separation agreement, we recorded an additional $3.2 million in stock-based compensation expense during the quarter ended June 30, 2010 due to the modification of these awards.

Non-vested service-based awards

During the six months ended June 30, 2011 and 2010, we awarded service-based restricted stock to employees, officers and directors that vest over a period of up to three years.

The following table summarizes our non-vested service-based restricted stock activities for the six months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000’s)
Non-vested, beginning of year	284,262	$21.86
Granted	140,842	$23.06
Vested	(178,806)	$20.22
Forfeited	(4,017)	$21.76
Non-vested, end of period	242,281	$23.76	1.7	$7,046

Our policy for attributing the value of graded vesting of these share-based payments is the straight-line single option approach.  The estimated fair value of the non-vested service-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 4.4% as of June 30, 2011; this forfeiture rate assumption is based on historical experience.  The fair value of service-based stock awarded in the six months ended June 30, 2011 and 2010 was $3.2 million and $5.9 million, respectively.  The total fair value of service-based stock vested during the six months ended June 30, 2011 and 2010 was $3.6 million and $2.9 million, respectively.  As of June 30, 2011, the total unamortized stock-based compensation expense related to the non-vested service-based stock was $4.9 million, which is expected to be recognized over a weighted average period of 1.7 years.

We have a practice of withholding common shares, upon an employee’s request, to satisfy employee and director minimum statutory income tax withholdings for restricted shares when they vest. During the six months ended June 30, 2011 and 2010, we withheld 226,579 and 387,287 shares for a total value of $5.4 million and $9.5 million, respectively. These amounts are considered a financing activity and recorded as statutory tax withholding payment for stock-based compensation in the accompanying condensed consolidated statements of cash flows.

NOTE 9 — Commitments and Contingencies

Leases

We lease our headquarters facility and retail store locations under operating lease agreements expiring on various dates through August 2022.  Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses.  Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being recorded and amortized over the initial lease term on a straight-line basis. We have options to renew certain leases under various terms as specified within each lease agreement. We have no capitalized lease obligations.

As of June 30, 2011, we had 135 long-term lease agreements, which consisted of 112 retail stores in the U.S., 11 international retail stores, our headquarters facility in Vernon, California, which includes a parking annex, two showrooms in the U.S., and administrative offices and showrooms in Japan, South Korea, Hong Kong, Germany, Italy and Switzerland. Our leased properties aggregate 405,000 square feet of space, which consists of 153,000 square feet for our headquarters, international administrative and distribution facilities, 237,000 square feet of retail space and 15,000 square feet of showroom space.  Our lease agreements for 104 of the retail stores leases require payment of a percentage of sales, ranging from 4% to 18%, if our net sales at the retail store exceed a defined threshold.

Rent expense was $14.3 million and $10.9 million for the six months ended June 30, 2011 and 2010, respectively. These amounts include contingent rental expense of $1.5 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively.

Future minimum lease payments under these operating leases as of June 30, 2011 are summarized as follows (amounts in thousands):

Year Ending December 31,
2011 (remainder of year)	$11,520
2012	23,549
2013	23,816
2014	23,797
2015	23,493
Thereafter	87,294
Total minimum lease payments	$193,469

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities.  In June 2011, we recorded a $1.5 million reserve for a settlement of a pending litigation claim against the Company.  As of the date of this report, we do not believe there are any additional currently identified claim, proceeding or litigation, either alone or in the aggregate, that will have a material impact on our results of operations, financial position or cash flows.  Since these matters are subject to inherent uncertainties, our view of them may change in the future.

NOTE 10 —Redeemable Noncontrolling Interest

We calculated the fair value of the redeemable noncontrolling interest by discounting the future cash flows of our majority-owned subsidiary, True Religion Brand Jeans Germany GmbH (TRBJ Germany), and determined that the fair value of the noncontrolling interest approximated the carrying value as of June 30, 2011.

The following table presents a reconciliation of the redeemable noncontrolling interest (amounts in thousands):

Six Months Ended June 30, 2011
Redeemable noncontrolling interest, January 1, 2011	$1,925
Net income attributable to redeemable noncontrolling interest	395
Foreign currency translation adjustment	171
Redeemable noncontrolling interest, June 30, 2011	$2,491

NOTE 11 — Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share attributable to True Religion Apparel, Inc. (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to True Religion Apparel, Inc.	$9,433	$7,533	$18,416	$15,929

Basic shares	24,896	24,550	24,782	24,402
Dilutive effect of unvested restricted stock	130	192	262	407
Diluted shares	25,026	24,742	25,044	24,809

Earnings per share attributable to True Religion Apparel, Inc. — basic	$0.38	$0.31	$0.74	$0.65
Earnings per share attributable to True Religion Apparel, Inc. — diluted	$0.38	$0.30	$0.74	$0.64

For the three and six months ended June 30, 2011, 503,286 and 260,031 weighted shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares. For the three and six months ended June 30, 2010, 369,498 and 200,409 weighted shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares.

NOTE 12 — Segment Information

Summarized financial information concerning our reportable segments is shown in the following table (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales:
U.S. Consumer Direct	$58,836	$41,543	$112,208	$80,318
U.S. Wholesale	21,001	25,658	41,869	49,810
International	18,090	13,767	36,560	27,549
Core Services	336	1,216	1,388	2,379
	$98,263	$82,184	$192,025	$160,056

Gross Profit:
U.S. Consumer Direct	$42,897	$30,507	$81,439	$58,989
U.S. Wholesale	10,937	13,500	22,122	26,330
International	10,198	7,451	20,164	14,951
Core Services	336	1,216	1,388	2,379
	$64,368	$52,674	$125,113	$102,649

Operating income:
U.S. Consumer Direct	$21,549	$13,688	$40,199	$26,218
U.S. Wholesale	8,670	11,921	17,948	22,523
International	3,170	4,292	6,365	9,012
Core Services	(18,218)	(17,919)	(34,486)	(32,424)
	$15,171	$11,982	$30,026	$25,329

	Six Months Ended
	June 30,
	2011	2010
Capital expenditures:
U.S. Consumer Direct	$6,718	$5,408
U.S. Wholesale	115	1,510
International	1,999	1,433
Core Services	1,215	24
	$10,047	$8,375

	June 30,
	2011	2010
Total assets:
U.S. Consumer Direct	$71,083	$58,374
U.S. Wholesale	31,895	36,451
International	29,569	21,664
Core Services	184,037	136,206
	$316,584	$252,695

NOTE 13 — Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2011 and 2010, we paid income taxes in the amount of $14.7 million and $11.8 million, respectively.

As of June 30, 2011, and 2010, we had recorded the purchase of $1.1 million and $0.6 million, respectively, of property and equipment that had not yet been paid for.  These amounts have been excluded from “Purchases of property and equipment” and “Accounts payable and accrued expenses” in the accompanying condensed consolidated statements of cash flows.

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

The forward-looking information set forth in this quarterly report on Form 10-Q is as of July 28, 2011, and we undertake no duty to update this information.  Shareholders and prospective investors can find information filed with the SEC after July 28, 2011 at our website at www.truereligionbrandjeans.com or at the SEC website at www.sec.gov.

RESULTS OF OPERATIONS

We design, market, distribute and sell premium fashion apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include jeans, pants, woven and knit tops, and outerwear made from denim, fleece, jersey and other fabrics. We are known for our unique fits washes and styling details. Our products are distributed through multiple wholesale and retail segments on six continents, including North America, Europe, Asia, Australia, Africa and South America. As of June 30, 2011, we had 102 retail stores in the United States compared to 94 as of December 31, 2010 and 81 as of June 30, 2010.  As of June 30, 2011 we had nine international stores compared to seven as of December 31, 2010 and five as of June 30, 2010.

Second Quarter 2011 Compared to Second Quarter 2010

The following table summarizes results of operations for the three months ended June 30, 2011 and 2010 (dollar amounts in thousands, except per share data):

	Three Months Ended June 30,
	2011		2010		Change
	Amount	%	Amount	%	Amount	%
Net sales	$98,263	100.0%	$82,184	100.0%	$16,079	19.6%
Gross profit	64,368	65.5%	52,674	64.1%	11,694	22.2%
Selling, general and administrative expenses	49,197	50.1%	40,692	49.5%	8,505	20.9%
Operating income	15,171	15.4%	11,982	14.6%	3,189	26.6%
Other (income) expense, net	(561)	(0.6)%	3	0.0%	(564)	NM
Provision for income taxes	5,966	6.1%	4,446	5.4%	1,520	34.2%
Net income attributable to True Religion Apparel, Inc.	$9,433	9.6%	$7,533	9.2%	$1,900	25.2%
Net income per share attributable to True Religion Apparel, Inc.:
Basic	$0.38		$0.31		$0.07	22.6%
Diluted	$0.38		$0.30		$0.08	26.7%

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Three Months Ended, June 30,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$58,836	$41,543	$17,293	41.6%
U.S. Wholesale	21,001	25,658	(4,657)	(18.2)
International	18,090	13,767	4,323	31.4
Core Services	336	1,216	(880)	(72.4)
Total net sales	$98,263	$82,184	$16,079	19.6%

The following table summarizes the percentage of total net sales by segment:

	Three Months Ended, June 30,
	2011	2010
U.S. Consumer Direct	59.9%	50.5%
U.S. Wholesale	21.4	31.2
International	18.4	16.8
Core Services	0.3	1.5
Total net sales	100.0%	100.0%

The increase in the U.S. Consumer Direct segment’s net sales (which includes the Company’s branded retail stores and e-commerce site) of 41.6% resulted from the expansion of our retail store count since April 1, 2010 and a 14.8% same store sales increase. We ended the second quarter of 2010 with 81 stores and we had 102 stores in the United States at the end of the second quarter of 2011. The same store sales increase was driven by sales of sportswear styles, including shorts, non-denim pants, woven tops and t-shirts; this is a result of improvements made in our merchandise planning and allocation processes and a favorable reaction to new styles. During the remainder of 2011, we expect to open eight branded retail stores in the United States.

U.S. Wholesale net sales decreased 18.2% to $21.0 million as we continue to be impacted by our challenging sales trend in the women’s denim category at the major department stores. Within this segment, net sales to specialty store customers increased while net sales to major department store accounts decreased.  In addition, we reduced our sales to off-price retailers to support long-term brand value.

International net sales increased 31.4% to $18.1 million primarily driven by the opening of three branded retail stores in Canada since June 30, 2010 and the transition from a wholesale distributor to a consolidated joint venture in Germany in August 2010.  During the remainder of 2011, we expect to open four branded retail stores outside the United States.

Core Services net sales is comprised of royalties due under licensing arrangements.  Core Services net sales decreased 72.4% to $0.3 million as we have partnered with a licensee to reposition the licensee’s merchandise to a higher price range and reduce their minimum royalties to levels more consistent with their sales.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Three Months Ended, June 30,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$42,897	$30,507	$12,390	40.6%
U.S. Wholesale	10,937	13,500	(2,563)	(19.0)
International	10,198	7,451	2,747	36.9
Core Services	336	1,216	(880)	(72.4)
Total gross profit	$64,368	$52,674	$11,694	22.2%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	Three Months Ended, June 30,		Change
	2011	2010	%
U.S. Consumer Direct	72.9%	73.4%	(0.5)%
U.S. Wholesale	52.1	52.6	(0.5)
International	56.4	54.1	2.3
Core Services	100.0	100.0	0.0
Total gross margin	65.5%	64.1%	1.4%

Our overall gross margin increased 140 basis points from 64.1% in the second quarter of 2010 to 65.5% in the second quarter of 2011 primarily due to the ongoing sales mix shift toward the higher-margin U.S. Consumer Direct segment.  The impact of rising denim fabric costs, which is linked to the overall increase in prices for cotton, was not significant to us this quarter.  Our denim costs are expected to rise in the second half of 2011, which will pressure future gross margin expansion.

The U.S. Consumer Direct gross margin decreased to 72.9% in the second quarter of 2011 from 73.4% in the same quarter in 2010 as a higher percentage of the segment’s net sales came from the lower margin outlet stores as compared to the full price stores.

U.S. Wholesale gross margin decreased to 52.1% in the second quarter of 2011 from 52.6% in the same quarter in 2010 primarily due to denim cost increases on carryover styles that were not passed on to our customers and a womens’ mix shift to lower margin styles, especially jeggings.

International gross margin increased to 56.4% in the second quarter of 2011 from 54.1% in the same quarter in 2010 primarily due to the sales mix shift towards our international wholesale and retail businesses which earn a higher gross margin than sales to international distributors.

Selling, General and Administrative Expenses

The following table presents the components of selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Three Months Ended, June 30,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$21,348	$16,819	$4,529	26.9%
U.S. Wholesale	2,267	1,579	688	43.6
International	7,028	3,159	3,869	122.5
Core Services	18,554	19,135	(581)	(3.0)
Total selling, general and administrative expenses	$49,197	$40,692	$8,505	20.9%

The following table summarizes SG&A as a percentage of net sales (“SG&A rate”) by segment:

	Three Months Ended, June 30,		Change
	2011	2010	%
U.S. Consumer Direct	36.3%	40.5%	(4.2)%
U.S. Wholesale	10.8	6.2	4.6
International	38.9	22.9	16.0
Core Services	NM	NM	NM
Total SG&A rate	50.1%	49.5%	0.6%

The U.S. Consumer Direct SG&A increased $4.5 million, from $16.8 million in the second quarter of 2010 to $21.3 million in the second quarter of 2011.  This increase is directly related to the store expansion over the past year, from 81 stores at the end of June 2010 to 102 stores at the end of June 2011.  As a percentage of net sales, Consumer Direct SG&A decreased from 40.5% in the second quarter of 2010 to 36.3% in the second quarter of 2011 primarily due to the increase in same store sales of 14.8%, which produced leverage on fixed costs.

U.S. Wholesale SG&A increased $0.7 million, from $1.6 million in the second quarter of 2010 to $2.3 million in the second quarter of 2011, primarily due to the $0.7 million write-off of a receivable from MetroPark due to its recent bankruptcy filing.

International SG&A increased $3.9 million, from $3.2 million in the second quarter of 2010 to $7.0 million in the second quarter of 2011, primarily due to planned expansion, including the addition of wholesale sales teams in Germany, the United Kingdom and Italy, an increase in the number of branded retail stores from five stores at June 30, 2010 to nine stores at June 30, 2011, and the establishment of a regional office in Switzerland, which includes our EMEA managing director and regional headquarters staff.

Core Services SG&A decreased $0.6 million, from $19.1 million in the second quarter of 2010 to $18.6 million in the second quarter of 2011.  Included in the second quarter of 2010 are separation costs of $4.5 million associated with the separation of our former president.  Partially offsetting this expense reduction in the second quarter of 2011 is a $1.5 million reserve on a settlement of a pending litigation claim and an increase in performance-based compensation.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	Three Months Ended, June 30,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$21,549	$13,688	$7,861	57.4%
U.S. Wholesale	8,670	11,921	(3,251)	(27.3)
International	3,170	4,292	(1,122)	(26.1)
Core Services	(18,218)	(17,919)	(299)	(1.7)
Total operating income	$15,171	$11,982	$3,189	26.6%

The following table summarizes operating income as a percentage of net sales (“operating margin”) by segment:

	Three Months Ended, June 30,		Change
	2011	2010	%
U.S. Consumer Direct	36.6%	32.9%	3.7%
U.S. Wholesale	41.3	46.5	(5.2)
International	17.5	31.2	(13.7)
Core Services	NM	NM	NM
Total operating income margin	15.4%	14.6%	0.8%

Operating income totaled $15.2 million, up 26.6% from the second quarter of last year.  Operating margin was 15.4% in the second quarter of 2011 versus 14.6% in the second quarter of 2010.  The second quarter 2011 operating margin benefitted primarily from the reduction in separation costs and an improvement in the Consumer Direct segment’s operating margin, partially offset by the International expansion costs, the reserve for a settlement of a pending litigation claim and the MetroPark bad debt write-off.

The U.S. Consumer Direct operating margin increased from 32.9% in the second quarter of 2010 to 36.6% in the second quarter of 2011 primarily due to the segment’s growth in same store sales of 14.8%, which has allowed us to gain leverage on our fixed costs.

U.S. Wholesale operating margin decreased from 46.5% in the second quarter of 2010 to 41.3% in the second quarter of 2011 primarily because of the MetroPark bad debt write-off of $0.7 million and the net sales decrease, which caused negative leverage on our fixed costs.

International operating margin decreased from 31.2% in the second quarter of 2010 to 17.5% in the second quarter of 2011 primarily due to the additional SG&A spending associated with our planned international expansion.

Other (Income) Expense, net

Net other income of $0.6 million in Q2 2011 includes $0.4 million in foreign currency exchange gains.  Net other expense in Q2 2010 was not significant.

Provision for Income Taxes

The effective tax rate for the second quarter of 2011 was 37.9% compared to 37.1% for the second quarter of 2010.  The 2011 effective tax rate increased over 2010 as the Company established its European headquarters in Switzerland.

Net Income attributable to True Religion Apparel, Inc. and Earnings Per Diluted Share

Net income attributable to True Religion Apparel, Inc. was $9.4 million, or $0.38 per diluted share, for the second quarter of 2011 compared to $7.5 million, or $0.30 per diluted share, for the second quarter of 2010.  The increase in net income attributable to True Religion Apparel, Inc. resulted from the net sales growth, driven by the U.S. Consumer Direct segment, and the reduction in separation costs, which were approximately $2.9 million net of income tax benefit in 2010, partially offset by increased costs for a settlement of a pending litigation claim and international expansion.

Year-to-Date 2011 Compared to Year-to-Date 2010

The following table summarizes results of operations for the six months ended June 30, 2011 and 2010 (dollar amounts in thousands, except per share data):

	Six Months Ended June 30,
	2011		2010		Change
	Amount	%	Amount	%	Amount	%
Net sales	$192,025	100.0%	$160,056	100.0%	$31,969	20.0%
Gross profit	125,113	65.2%	102,649	64.1%	22,464	21.9%
Selling, general and administrative expenses	95,087	49.5%	77,320	48.3%	17,767	23.0%
Operating income	30,026	15.6%	25,329	15.8%	4,697	18.5%
Other (income) expense, net	(481)	(0.3)%	(20)	(0.0)%	(461)	NM
Provision for income taxes	11,696	6.1%	9,420	5.9%	2,276	24.2%
Net income attributable to True Religion Apparel, Inc.	$18,416	9.6%	$15,929	10.0%	$2,487	15.6%
Net income per share attributable to True Religion Apparel, Inc.:
Basic	$0.74		$0.65		$0.09	13.8%
Diluted	$0.74		$0.64		$0.10	15.6%

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Six Months Ended June 30,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$112,208	$80,318	$31,890	39.7%
U.S. Wholesale	41,869	49,810	(7,941)	(15.9)
International	36,560	27,549	9,011	32.7
Core Services	1,388	2,379	(991)	(41.7)
Total net sales	$192,025	$160,056	$31,969	20.0%

The following table summarizes the percentage of total net sales by segment:

	Six Months Ended June 30,
	2011	2010
U.S. Consumer Direct	58.4%	50.2%
U.S. Wholesale	21.8	31.1
International	19.1	17.2
Core Services	0.7	1.5
Total net sales	100.0%	100.0%

The increase in the U.S. Consumer Direct segment’s net sales of 39.7% resulted from the expansion of our retail store count since January 1, 2010 and 11.1% same store sales increase. We started the first six months of 2010 with 70 stores and we had 102 stores at the end of the second quarter of 2011. The same store sales increase was driven by sales of sportswear styles; this is a result of improvements made in our merchandise planning and allocation processes and a favorable reaction to new styles.

U.S. Wholesale net sales decreased 15.9% to $41.9 million as we continue to be impacted by our challenging sales trend in the women’s denim category at the major department stores. Within this segment, net sales to specialty store customers increased while net sales to major department store accounts decreased.  In addition, we reduced our sales to off-price retailers to support long-term brand value.

International net sales increased 32.7% to $36.6 million driven by the transition in Germany in August 2010 from a wholesale distributor to a consolidated joint venture, and the opening of five international branded retail stores outside of Germany since May 2010 (three in Canada and one each in the United Kingdom and Japan).

Core Services net sales is comprised of royalties due under licensing arrangements.  Core Services net sales decreased 41.7% to $1.4 million as we have partnered with a licensee to reposition the licensee’s merchandise to a higher price range and reduce their minimum royalties to levels more consistent with their sales.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Six Months Ended June 30,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$81,439	$58,989	$22,450	38.1%
U.S. Wholesale	22,122	26,330	(4,208)	(16.0)
International	20,164	14,951	5,213	34.9
Core Services	1,388	2,379	(991)	(41.7)
Total gross profit	$125,113	$102,649	$22,464	21.9%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	Six Months Ended, June 30,		Change
	2011	2010	%
U.S. Consumer Direct	72.6%	73.4%	(0.8)%
U.S. Wholesale	52.8	52.9	(0.1)
International	55.2	54.3	0.9
Core Services	100.0	100.0	0.0
Total gross margin	65.2%	64.1%	1.1%

Our overall gross margin improved from 64.1% in the first six months of 2010 to 65.2% of in the first six months of 2011 primarily because of the ongoing sales mix shift toward the higher-margin U.S. Consumer Direct segment.

The U.S. Consumer Direct gross margin decreased to 72.6% in the first six months of 2011 from 73.4% in the first six months of 2010 as a higher percentage of the segment’s net sales came from the lower margin outlet stores as compared to the full price stores.

U.S. Wholesale gross margin remained relatively constant, 52.8% in the first six months of 2011 compared to 52.9% in the first six months of 2010.

International gross margin increased to 55.2% in the first six months of 2011 from 54.3% in the first six months of 2010 primarily due to the sales mix shift towards our international wholesale and retail businesses which earn a higher gross margin than sales to international distributors.

Selling, General and Administrative Expenses

The following table presents the components of selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Six Months Ended June 30,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$41,240	$32,771	$8,469	25.8%
U.S. Wholesale	4,174	3,807	367	9.6
International	13,799	5,939	7,860	132.3
Core Services	35,874	34,803	1,071	3.1
Total selling, general and administrative expenses	$95,087	$77,320	$17,767	23.0%

The following table summarizes SG&A as a percentage of net sales (“SG&A rate”) by segment:

	Six Months Ended, June 30,		Change
	2011	2010	%
U.S. Consumer Direct	36.8%	40.8%	(4.0)%
U.S. Wholesale	10.0	7.6	2.4
International	37.7	21.6	16.1
Core Services	NM	NM	NM
Total SG&A rate	49.5%	48.3%	1.2%

The U.S. Consumer Direct SG&A increased $8.5 million, from $32.8 million in the first six months of 2010 to $41.2 million in the first six months of 2011.  This increase is directly related to the store expansion over the past year, from 81 stores at the end of June 2010 to 102 stores at the end of June 2011.  As a percentage of net sales, Consumer Direct SG&A decreased from 40.8% in the first six months of 2010 to 36.8% in the first six months of 2011 primarily due to the increase in same store sales of 11.1% producing leverage on fixed costs.

U.S. Wholesale SG&A increased $0.4 million, from $3.8 million in the first six months of 2010 to $4.2 million in the first six months of 2011, primarily due to the $0.7 million write-off of a receivable from MetroPark due to its recent bankruptcy filing.

International SG&A increased $7.9 million, from $5.9 million in the first six months of 2010 to $13.8 million in the first six months of 2011 primarily due to the planned expansion, including the addition of wholesale sales teams in Germany, the United Kingdom and Italy, an increase in the number of branded retail stores from three stores at May 1, 2010 to nine stores at June 30, 2011, and the establishment of a regional office in Switzerland.

Core Services SG&A increased $1.1 million, from $34.8 million in the first six months of 2010 to $35.9 million in the first six months of 2011, primarily due to a $1.5 million reserve for a settlement of a pending litigation claim and an increase in merchandise development expense, offset by the $4.5 million reduction in separation costs.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	Six Months Ended June 30,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$40,199	$26,218	$13,981	53.3%
U.S. Wholesale	17,948	22,523	(4,575)	(20.3)
International	6,365	9,012	(2,647)	(29.4)
Core Services	(34,486)	(32,424)	(2,062)	(6.4)
Total operating income	$30,026	$25,329	$4,697	18.5%

The following table summarizes operating income as a percentage of net sales (“operating margin”), by segment:

	Six Months Ended, June 30,		Change
	2011	2010	%
U.S. Consumer Direct	35.8%	32.6%	3.2%
U.S. Wholesale	42.9	45.2	(2.3)
International	17.4	32.7	(15.3)
Core Services	NM	NM	NM
Total operating income margin	15.6%	15.8%	(0.2)%

The U.S. Consumer Direct operating margin increased from 32.6% in the first six months of 2010 to 35.8% in the first six months of 2011 primarily due to the segment’s growth in same store sales of 11.1%, which has allowed us to gain leverage on our fixed costs.

U.S. Wholesale operating margin decreased from 45.2% in the first six months of 2010 to 42.9% in the first six months of 2011 primarily because of the MetroPark receivable write-off of $0.7 million and the net sales decrease, which caused negative leverage on our fixed costs.

International operating margin decreased from 32.7% in the first six months of 2010 to 17.4% in the first six months of 2011 primarily due to the additional SG&A spending associated with our planned international expansion.

Other (Income) Expense, net

Net other income of $0.5 million for the first six months of 2011 includes $0.3 million in foreign currency exchange gains.  Net other expense in the first six months of 2010 was not significant.

Provision for Income Taxes

The effective tax rate for the first six months of 2011 was 38.3% compared to 37.2% for the first six months of 2010.  The 2011 effective tax rate increased over 2010 as the Company established its European headquarters in Switzerland.

Net Income attributable to True Religion Apparel, Inc. and Earnings Per Diluted Share

Net income attributable to True Religion Apparel, Inc. was $18.4 million, or $0.74 per diluted share, for the first six months of 2011 compared to $15.9 million, or $0.64 per diluted share, for the first six months of 2010.  The increase in net income attributable to True Religion Apparel, Inc. resulted from the net sales growth, driven by the U.S. Consumer Direct segment and the reduction in separation costs, which were approximately $2.9 million net of income tax benefit in 2010, partially offset by increased costs for international expansion and a settlement of a pending litigation claim.

Inflation

The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net sales or net income. However, the Company anticipates that potential inflationary pressures on prices for denim, caused by rising cotton prices, could begin to increase the cost of merchandise purchases. The Company has plans to mitigate some of this pressure, including increased initial mark-up on new styles and more conservative production planning to reduce the amount of excess merchandise sold at season end. However, there can be no assurances that these actions will be successful. In addition, increased prices could lead to reduced customer demand. These developments could have a material adverse effect on our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

In the first six months of 2011, cash and cash equivalents increased by $20.0 million from the beginning of the year, which is $4.5 million more than the increase in the first six months of 2010. We ended the quarter with cash and cash equivalents of $173.7 million.  Our net cash provided by operating activities continues to exceed our investing and financing uses.

Operating Activities

Net cash provided by operating activities was $34.6 million in the first six months of 2011, an increase of $8.3 million from the first six months of 2010.  The increase in cash provided by operating activities is primarily due to an increase in net income of $2.9 million, changes in the timing of income tax payments, and a decrease in accounts receivable linked to the U.S. Wholesale sales decline.

Investing Activities

Net cash used in investing activities was $10.1 million in the first six months of 2011 compared to $5.4 million in the first six months of 2010. This change of $4.7 million is primarily due to the increase in capital expenditures for a retail merchandise planning and allocation system expected to be implemented in 2011.  Partially offsetting the increase in capital expenditures was the $3.1 million decrease in the sale of short-term investments.

Financing Activities

Net cash used in financing activities was $4.2 million in the first six months of 2011 compared to $5.5 million in the first six months of 2010. This decrease is due to a decrease in cash used for statutory tax withholding payments for stock-based compensation which was partially offset by a decrease in the excess tax benefit from stock-based compensation. The amount of statutory tax withholding payments for stock-based compensation is linked to the number of shares of restricted stock that vest in a period and the closing price for those shares when they vest. The decrease in payments made in 2011 is primarily due to a decrease in the number of shares vesting and a decrease in our average stock price during the first six months of 2011 compared to the first six months of 2010.

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

Capital expenditures for the remainder of 2011 are expected to approximate $14 million.

Contractual Obligations

As compared to December 31, 2010, the only material change in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K as of July 28, 2011 is the execution of 17 new retail leases which have aggregate future minimum lease payments of $32.5 million.  For additional information regarding our contractual obligations as of December 31, 2010, see Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2010.

Seasonality of Business

Due to the holiday shopping season in December, our U.S. Wholesale segment’s sales historically have been higher in the second half of the year and our U.S. Consumer Direct segment sales historically have been highest in the fourth quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period. We base our estimates on historical experience and on other factors and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. In addition to the accounting policy mentioned below, our critical accounting policies and methodologies in the six months ended June 30, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 14, 2011.

Gift Cards

We sell gift cards with no expiration dates to customers.  We recognize income from gift cards when they are redeemed by the customer.  In addition, we may recognize income from gift cards in the future when we determine that the likelihood of the gift card being redeemed is remote and that we have no legal obligation to remit the unredeemed gift card to relevant jurisdictions.  We will utilize historical redemption patterns to consider the likelihood of gift card redemption.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements.  Adoption of these provisions of this ASU, which is effective for us as of the beginning of 2012, is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  This ASU increases the prominence of the other comprehensive income in the financial statements.  Adoption of the provision of this ASU, which is effective for us as of the beginning of 2012, is not expected to have a material impact of our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We operate a wholesale business and three retail stores in Japan and most of our wholesale sales and all of our retail sales and SG&A expenses in Japan are denominated in Japanese Yen. We operate a retail store in the U.K.  All of that store’s retail sales and SG&A expenses are denominated in British Pounds. Since August 2010, we have operated a wholesale business in part of Europe and two retail stores in Germany through a consolidated joint venture.  All of the joint venture’s sales and SG&A expenses are denominated in Euro.  We operate three retail stores in Canada.  All of these stores’ retail sales and SG&A expenses are denominated in Canadian Dollars.  In November 2010, we established a regional sales office in Switzerland, which has SG&A expense denominated in Euro or Swiss Franc.  Because the transactions denominated in foreign currencies are not significant to our overall business, our exposure to exchange rate fluctuations between the U.S. Dollar and these foreign currencies are not considered material as of June 30, 2011.  We received U.S. Dollars for all other merchandise sales and licensing revenue during the six months ended June 30, 2011.  Merchandise purchases form contract manufacturers are denominated in U.S. Dollars.

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

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities.  In June 2011, we recorded a $1.5 million reserve for a settlement of a pending litigation claim against the Company.  As of the date of this report, we do not believe there are any additional currently identified claim, proceeding or litigation, either alone or in the aggregate, that will have a material impact on our results of operations, financial position or cash flows.  Since these matters are subject to inherent uncertainties, our view of them may change in the future.

ITEM 1A.	Risk Factors

In our 2010 Annual Report on Form 10-K, we discussed the Company’s risk factors in Part I, “Item 1A. Risk Factors.” Our risk factors are unchanged from those discussed in the 2010 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	None
	(b)	None
	(c)	See below.

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2011:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Per Share (a)	Announced Plan	Under the Plan
April 1, 2011 – April 30, 2011	—	$—	—	—
May 1, 2011 – May 31, 2011	1,590	$29.19	—	—
June 1, 2011 – June 30, 2011	28,153	$26.64	—	—
Total	29,743	$26.77	—	—

(a)

These columns reflect the surrender to the Company of shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Reserved

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*         Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a Registration Statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE RELIGION APPAREL, INC.

By:	/s/ JEFFREY LUBELL
Jeffrey Lubell, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: July 28, 2011

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: July 28, 2011