Form 10-Q
period 2011-09-30
TRUE RELIGION APPAREL INC
filed 2011-11-02
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended September 30, 2011

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

As of November 1, 2011 25,556,586 shares of common stock were outstanding.

TRUE RELIGION APPAREL, INC.

ii

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$182,158	$153,792
Accounts receivable, net of allowances	26,958	27,856
Inventories	54,099	41,691
Deferred income tax assets	6,828	9,660
Prepaid expenses and other current assets	10,974	10,280
Total current assets	281,017	243,279
Property and equipment, net	53,841	48,448
Other assets	4,626	4,157
TOTAL ASSETS	$339,484	$295,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$25,119	$17,234
Accrued salaries, wages and benefits	9,290	9,501
Income taxes payable	318	4,711
Total current liabilities	34,727	31,446
Long-term deferred rent	13,703	11,286
Long-term income taxes payable	2,335	—
Long-term deferred income tax liabilities	2,874	2,195
Total long-term liabilities	18,912	13,481
Total liabilities	53,639	44,927

Commitment and contingencies

Redeemable noncontrolling interest	2,564	1,925

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,557 and 25,336 issued and outstanding, respectively	3	3
Additional paid-in capital	75,787	66,468
Retained earnings	206,661	181,634
Accumulated other comprehensive income, net	830	927
Total stockholders’ equity	283,281	249,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$339,484	$295,884

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$108,364	$92,751	$300,389	$252,807

Cost of sales	38,174	35,183	105,086	92,590

Gross profit	70,190	57,568	195,303	160,217

Selling, general and administrative expenses	50,264	39,165	145,351	116,485

Operating income	19,926	18,403	49,952	43,732

Other expense (income), net	250	(185)	(231)	(205)

Income before provision for income taxes	19,676	18,588	50,183	43,937

Provision for income taxes	7,374	6,717	19,070	16,137

Net income	$12,302	$11,871	$31,113	$27,800

Less: Net income attributable to redeemable noncontrolling interest	217	92	612	92

Net income attributable to True Religion Apparel, Inc.	$12,085	$11,779	$30,501	$27,708

Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$0.48	$0.48	$1.23	$1.13
Diluted	$0.48	$0.48	$1.22	$1.12

Weighted average shares outstanding:
Basic	24,927	24,584	24,831	24,464
Diluted	24,999	24,755	25,002	24,807

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$12,302	$11,871	$31,113	$27,800
Cumulative translation adjustment	(488)	437	(70)	622
Comprehensive income	11,814	12,308	31,043	28,422
Comprehensive income attributable to redeemable noncontrolling interest	(73)	(166)	(639)	(166)
Comprehensive income attributable to True Religion Apparel, Inc.	$11,741	$12,142	$30,404	$28,256

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,113	$27,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,351	7,051
Provision for bad debts	857	260
Stock-based compensation	8,516	11,127
Tax benefit from stock-based compensation	761	3,557
Excess tax benefit from stock-based compensation	(1,219)	(3,557)
Deferred income taxes	2,177	(173)
Other, net	75	(440)
Changes in operating assets and liabilities:
Accounts receivable	204	(52)
Inventories	(12,255)	(15,287)
Prepaid expenses and other current assets	(674)	(2,272)
Other assets	(442)	—
Accounts payable and accrued expenses	8,745	6,066
Accrued salaries, wages and benefits	(218)	(1,081)
Prepaid income taxes and income taxes payable	(747)	965
Long-term deferred rent	2,420	3,154
Net cash provided by operating activities	48,664	37,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,622)	(12,986)
Sales of investments	—	4,950
Expenditures to establish trademarks	(30)	(126)
Other	—	(899)
Net cash used in investing activities	(15,652)	(9,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Statutory tax withholding payment for stock-based compensation	(5,450)	(9,633)
Excess tax benefit from stock-based compensation	1,219	3,557
Net cash used in financing activities	(4,231)	(6,076)

Effect of exchange rate changes in cash	(415)	206

Net increase in cash and cash equivalents	28,366	22,187
Cash and cash equivalents, beginning of period	153,792	105,531
Cash and cash equivalents, end of period	$182,158	$127,718

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

We operate in four primary business segments: U.S. Consumer Direct, U.S. Wholesale, International, and Core Services. We sell directly to consumers in the United States through full-price branded retail stores, branded outlet stores and through our retail internet site located at www.truereligionbrandjeans.com. Our U.S. Wholesale sales are made to leading upscale nationwide-retailers, boutiques and off-price retailers. Our International sales are made through a variety of channels, including subsidiaries and a joint venture that operate retail stores and sell to wholesale customers who operate retail stores; distributors who warehouse products at their expense and then ship to, and collect payment from, their customers; and directly to wholesale customers who operate retail stores. As of September 30, 2011, our international segment includes one full price and two outlet retail stores in Japan, three full price retail stores in the United Kingdom, two full price and one outlet retail stores in Canada, three full price retail stores in Germany and one outlet retail store in the Netherlands.  In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. The licensing business is included in the Core Services segment.  Our corporate operations, which include the design, production, marketing, distribution, credit, customer service, information technology, accounting, executive, legal, and human resources departments, are also included in the Core Services segment.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of True Religion Apparel, Inc., its subsidiaries, and its majority-owned subsidiary which operates according to a joint venture agreement with its noncontrolling interest holder. All intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Religion Apparel, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC. The same accounting policies are followed for preparing quarterly and annual financial information. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Concentration of Credit Risks

As of September 30, 2011, 15% of our net accounts receivable were due from one customer. As of December 31, 2010, 27% of our net accounts receivable was due from one customer.

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

As of September 30, 2011 and December 31, 2010, we had $3.5 million and $0.8 million, respectively, of gross unrecognized tax benefits. The change in the accrual balance from December 31, 2010 to September 30, 2011 resulted from the uncertainty about the timing of income that will be taxable in the United States associated with our international expansion.  As of September 30, 2011 and December 31, 2010, we had $1.4 million and $0.4 million, respectively, of unrecognized tax benefits, which, if recognized, would impact our annual effective tax rate.  The accrued penalties and interest as of September 30, 2011 and December 31, 2010, included in the results of operations, are immaterial.

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

Reclassifications

Beginning in the fourth quarter of 2010, we reclassified certain prior period segment information to conform to the current year presentation.  The segment that was formerly titled “Other” was renamed as “Core Services.”  And, we have reclassified the design, production, marketing, distribution, credit, customer service, information technology and accounting departments from the U.S. Wholesale segment to the Core Services segment because these functions support our overall business.  As a result of this change, we reclassified certain selling, general & administrative expenses (“SG&A”) previously presented in the U.S. Wholesale segment to Core Services in order to conform to the revised presentation.  We made the change to our reportable segments to more closely align them with how management reviews and monitors the performance of our operating segments.  Total consolidated SG&A expenses and total consolidated operating income were not changed as a result of these reclassifications.  The reclassifications had no impact upon previously reported consolidated net sales and consolidated gross profit by reportable segment. Additionally, these reclassifications did not impact the condensed consolidated balance sheets, statements of income, or statements of cash flows.

NOTE 3 — Cash Equivalents

As of September 30, 2011 and December 31, 2010, we held $169.1 million and $133.6 million, respectively, of cash equivalents measured at fair value using quoted prices in active markets (Level 1 input).

NOTE 4 — Accounts Receivable

We recorded the following allowances against our wholesale accounts receivable (amounts in thousands):

	As of September 30,	As of December 31,
	2011	2010
Reserve for returns	$702	$390
Reserve for chargebacks and markdown allowances	71	597
Reserve for bad debt	684	566
Total	$1,457	$1,553

In addition to the above reserves, we recorded an allowance for trade discounts of less than $0.1 million as of September 30, 2011 and $0.4 million as of December 31, 2010.

NOTE 5 — Inventories

Inventories consisted of the following (amounts in thousands):

	As of September 30,	As of December 31,
	2011	2010
Raw materials	$628	$1,284
Work-in-process	2,811	1,599
Finished goods	50,660	38,808
Total	$54,099	$41,691

NOTE 6 — Property and Equipment, net

Property and equipment consisted of the following (amounts in thousands):

	As of September 30,	As of December 31,
	2011	2010
Computer systems and equipment	$11,745	$9,916
Furniture and fixtures	8,346	7,568
Leasehold improvements	52,698	44,831
Machinery and equipment	4,074	3,308
Trade show booths	1,290	1,592
Construction in progress	5,452	3,404
	83,605	70,619
Less: accumulated depreciation	29,764	22,171
Property and equipment, net	$53,841	$48,448

Construction in progress primarily represents the capital expenditures for branded retail stores that have not opened or information technology projects that have not been completed as of the balance sheet date.  When the stores are opened or the projects are completed, these balances are transferred to the appropriate property and equipment category and depreciated according to their estimated useful life.

Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $9.4 million and $7.1 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 7—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (amounts in thousands):

	As of September 30,	As of December 31,
	2011	2010
Accounts payable	$11,146	$3,580
Accrued expenses	6,613	5,836
Accrued percentage rent	1,876	2,029
Accrued sales and use taxes	1,870	2,632
Other	3,614	3,157
Accounts payable and accrued expenses	$25,119	$17,234

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

The following table summarizes our stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (amounts in thousands):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock-based compensation expense, net of forfeitures	$1,765	$2,038	$8,516	$11,127
Tax benefits	679	821	3,275	4,484
Stock-based compensation expense, after tax benefits	$1,086	$1,217	$5,241	$6,643

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

Non-vested performance-based awards

During the nine months ended September 30, 2011 and 2010, performance-based restricted stock that is subject to certain performance and service conditions was awarded to executive officers.  Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary of the grant date and the remainder on the second anniversary of the grant date for a combined service period of two years.  In order for these performance awards to vest, the Company’s annual adjusted earnings before interest and income tax expenses (“Adjusted EBIT”) must exceed a minimum amount; depending upon the Company’s actual annual Adjusted EBIT, additional restricted stock may be earned, up to a maximum amount.

The following table summarizes our non-vested performance-based restricted stock activities for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000’s)
Prior year awards:
Non-vested, beginning of year	463,654	$21.87
Vested	(384,116)	$20.53
Service forfeited	(15,786)	$25.07
Non-vested, end of period	63,752

Awards granted in 2011, at maximum:	503,286	$22.95
Performance forfeited	—	$—
Service forfeited	(111,227)	$22.95
Non-vested, end of period	392,059
Total non-vested, end of period	455,811	$23.84	1.4	$12,289

Our policy for attributing the value of graded vesting to these share-based payments is the graded attribution (accelerated) method.  The estimated fair value of the performance-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 1.7% as of September 30, 2011; this forfeiture rate assumption is based on historical experience adjusted for unusual large forfeitures.  The fair value of the performance-based shares awarded in the nine months ended September 30, 2011 and 2010 was $11.6 million and $12.9 million, respectively.  The total fair value of performance-based stock vested during the nine months ended September 30, 2011 and 2010 was $7.9 million and $9.1 million, respectively.  As of September 30, 2011, the total unamortized stock-based compensation expense related to the performance-based stock was $4.9 million, which is expected to be recognized over a weighted average period of 1.4 years.

During the quarter ended September 30, 2011, we entered into a Separation Agreement with a former executive who forfeited his unvested 2010 and 2011 performance-based share awards.  As a result of the separation agreement, $1.1 million in stock-based compensation expense associated with the performance-based awards was reversed.

In May 2010, we entered into a Separation Agreement with a former executive which accelerated the vesting of his unvested 2009 performance share award and modified the service period requirement for a portion of his unvested 2010 performance share award.  As a result of this separation agreement, we recorded an additional $3.1 million in stock-based compensation expense during the nine months ended September 30, 2010 due to the modification of these awards.

Non-vested service-based awards

During the nine months ended September 30, 2011 and 2010, we awarded service-based restricted stock to employees, officers and directors that vest over a period of up to three years.

The following table summarizes our non-vested service-based restricted stock activities for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000’s)
Non-vested, beginning of year	284,262	$21.86
Granted	144,342	$23.23
Vested	(183,972)	$20.27
Forfeited	(72,736)	$25.19
Non-vested, end of period	171,896	$23.30	1.4	$4,634

Our policy for attributing the value of graded vesting of these share-based payments is the straight-line single option approach.  The estimated fair value of the non-vested service-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 7.6% as of September 30, 2011; this forfeiture rate assumption is based on historical experience adjusted for unusual large forfeitures.  The fair value of service-based stock awarded in the nine months ended September 30, 2011 and 2010 was $3.4 million and $6.0 million, respectively.  The total fair value of service-based stock vested during the nine months ended September 30, 2011 and 2010 was $3.7 million and $3.1 million, respectively.  As of September 30, 2011, the total unamortized stock-based compensation expense related to the non-vested service-based stock was $2.7 million, which is expected to be recognized over a weighted average period of 1.4 years.

During the quarter ended September 30, 2011, we entered into a Separation Agreement with a former executive who forfeited his unvested 2010 service-based share award.  As a result of the separation agreement, $0.2 million in stock-based compensation expense associated with the service-based awards was reversed.

We have a practice of withholding common shares, upon an employee’s request, to satisfy employee and director minimum statutory income tax withholdings for restricted shares when they vest. During the nine months ended September 30, 2011 and 2010, we withheld 228,109 and 391,409 shares for a total value of $5.5 million and $9.6 million, respectively. These amounts are considered a financing activity and recorded as statutory tax withholding payment for stock-based compensation in the accompanying condensed consolidated statements of cash flows.

NOTE 9 — Commitments and Contingencies

Leases

We lease our headquarters facility and retail store locations under operating lease agreements expiring on various dates through November 2022.  Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses.  Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being recorded and amortized over the initial lease term on a straight-line basis. We have options to renew certain leases under various terms as specified within each lease agreement. We have no capitalized lease obligations.

As of September 30, 2011, we had 139 long-term lease agreements, which consisted of 114 retail stores in the U.S., 13 international retail stores, our headquarters facility in Vernon, California, which includes a parking annex, two showrooms in the U.S., and administrative offices and showrooms in Japan, South Korea, Hong Kong, Germany, Italy and Switzerland. Our leased properties aggregate 412,000 square feet of space, which consists of 153,000 square feet for our headquarters, international administrative and distribution facilities, 244,000 square feet of retail space and 15,000 square feet of showroom space.  Our lease agreements for 109 of the retail stores leases require payment of a percentage of sales, ranging from 4% to 18%, if our net sales at the retail store exceed a defined threshold.

Rent expense was $22.3 million and $17.2 million for the nine months ended September 30, 2011 and 2010, respectively. These amounts include contingent rental expense of $2.4 million and $1.7 million for the nine months ended September 30, 2011 and 2010, respectively.

Future minimum lease payments under these operating leases as of September 30, 2011 are summarized as follows (amounts in thousands):

Year Ending December 31,
2011 (remainder of year)	$6,055
2012	24,221
2013	24,386
2014	24,378
2015	24,066
Thereafter	91,310
Total minimum lease payments	$194,416

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities.  In June 2011, we recorded a $1.5 million reserve for a trademark infringement claim against the Company, which was paid in full during the quarter ended September 30, 2011.  As of the date of this report, we do not believe there are any currently identified claims, proceedings or litigation, either alone or in the aggregate, that will have a material impact on our results of operations, financial position or cash flows.  Since these matters are subject to inherent uncertainties, our view of them may change in the future.

NOTE 10 —Redeemable Noncontrolling Interest

We calculated the fair value of the redeemable noncontrolling interest by discounting the estimated future cash flows of our majority-owned subsidiary, True Religion Brand Jeans Germany GmbH (“TRBJ Germany”), and determined that the fair value of the noncontrolling interest approximated the carrying value as of September 30, 2011.

The following table presents a reconciliation of the redeemable noncontrolling interest (amounts in thousands):

Nine months ended September 30, 2011
Redeemable noncontrolling interest, January 1, 2011	$1,925
Net income attributable to redeemable noncontrolling interest	612
Foreign currency translation adjustment	27
Redeemable noncontrolling interest, September 30, 2011	$2,564

NOTE 11 — Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share attributable to True Religion Apparel, Inc. (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income attributable to True Religion Apparel, Inc.	$12,085	$11,779	$30,501	$27,708

Basic shares	24,927	24,584	24,831	24,464
Dilutive effect of unvested restricted stock	72	171	171	343
Diluted shares	$24,999	$24,755	$25,002	$24,807

Earnings per share attributable to True Religion Apparel, Inc. — basic	$0.48	$0.48	$1.23	$1.13
Earnings per share attributable to True Religion Apparel, Inc. — diluted	$0.48	$0.48	$1.22	$1.12

For the three and nine months ended September 30, 2011, 392,059 and 266,658 weighted shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares. For the three and nine months ended September 30, 2010, 411,739 and 271,888 weighted shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares.

NOTE 12 — Segment Information

Summarized financial information concerning our reportable segments is shown in the following table (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales:
U.S. Consumer Direct	$61,817	$46,293	$174,025	$126,611
U.S. Wholesale	22,020	26,938	63,888	76,748
International	23,461	18,016	60,021	45,564
Core Services	1,066	1,504	2,455	3,884
	$108,364	$92,751	$300,389	$252,807

Gross Profit:
U.S. Consumer Direct	$43,490	$33,335	$124,929	$92,323
U.S. Wholesale	11,388	13,574	33,510	39,904
International	14,246	9,155	34,409	24,106
Core Services	1,066	1,504	2,455	3,884
	$70,190	$57,568	$195,303	$160,217

Operating income:
U.S. Consumer Direct	$20,989	$14,998	$61,189	$41,214
U.S. Wholesale	9,752	11,740	27,700	34,263
International	6,801	4,699	13,165	13,711
Core Services	(17,616)	(13,034)	(52,102)	(45,456)
	$19,926	$18,403	$49,952	$43,732

	Nine Months Ended
	September 30,
	2011	2010
Capital expenditures:
U.S. Consumer Direct	$10,181	$8,526
U.S. Wholesale	485	2,033
International	3,518	2,394
Core Services	1,438	33
	$15,622	$12,986

	September 30,
	2011	2010
Total assets:
U.S. Consumer Direct	$72,351	$63,272
U.S. Wholesale	31,523	46,057
International	43,621	29,038
Core Services	191,989	134,734
	$339,484	$273,101

NOTE 13 — Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2011 and 2010, we paid income taxes of $19.4 million and $12.0 million, respectively.

As of September 30, 2011, and 2010, we had recorded the purchase of $0.9 million and $0.5 million, respectively, of property and equipment that had not yet been paid for.  These amounts have been excluded from “Purchases of property and equipment” and “Accounts payable and accrued expenses” in the accompanying condensed consolidated statements of cash flows.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions.  You may find some of these statements below and elsewhere in this Quarterly Report.  These forward-looking statements are not historical facts and are inherently uncertain and outside of our control.  Any or all of our forward-looking statements in this report may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  Many factors mentioned in our discussion in this report will be important to determining future results.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Factors that may cause our plans, expectations, future financial condition and results to change are described throughout this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 14, 2011 (the “2010 Annual Report”), particularly in “Risk Factors,” Part 1, Item 1A of that report, and include the following:

•                                         the negative general economic conditions and the current global financial crisis;

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

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of November 1, 2011, and we undertake no duty to update this information.  Shareholders and prospective investors can find information filed with the SEC after November 1, 2011 at our website at www.truereligionbrandjeans.com or at the SEC website at www.sec.gov.

RESULTS OF OPERATIONS

We design, market, distribute and sell premium fashion apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include jeans, pants, woven and knit tops, and outerwear made from denim, fleece, jersey and other fabrics. We are known for our unique fits, washes and styling details. Our products are distributed through multiple wholesale and retail segments on six continents, including North America, Europe, Asia, Australia, Africa and South America. As of September 30, 2011, we had 105 retail stores in the United States compared to 94 as of December 31, 2010 and 89 as of September 30, 2010.  As of September 30, 2011 we had 13 international stores compared to seven as of December 31, 2010 and six as of September 30, 2010.

Third quarter 2011 Compared to Third quarter 2010

The following table summarizes results of operations for the three months ended September 30, 2011 and 2010 (dollar amounts in thousands, except per share data):

	Three Months Ended September 30,
	2011		2010		Change
	Amount	%	Amount	%	Amount	%
Net sales	$108,364	100.0%	$92,751	100.0%	$15,613	16.8%
Gross profit	70,190	64.8%	57,568	62.1%	12,622	21.9%
Selling, general and administrative expenses	50,264	46.4%	39,165	42.2%	11,099	28.3%
Operating income	19,926	18.4%	18,403	19.8%	1,523	8.3%
Other expense (income), net	250	0.2%	(185)	(0.2)%	435	NM
Provision for income taxes	7,374	6.8%	6,717	7.2%	657	9.8%
Net income attributable to True Religion Apparel, Inc.	$12,085	11.2%	$11,779	12.7%	$306	2.6%
Net income per share attributable to True Religion Apparel, Inc.:
Basic	$0.48		$0.48		$—	0.0%
Diluted	$0.48		$0.48		$—	0.0%

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Three Months Ended, September 30,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$61,817	$46,293	$15,524	33.5%
U.S. Wholesale	22,020	26,938	(4,918)	(18.3)
International	23,461	18,016	5,445	30.2
Core Services	1,066	1,504	(438)	(29.1)
Total net sales	$108,364	$92,751	$15,613	16.8%

The following table summarizes the percentage of total net sales by segment:

	Three Months Ended, September 30,
	2011	2010
U.S. Consumer Direct	57.0%	49.9%
U.S. Wholesale	20.3	29.1
International	21.7	19.4
Core Services	1.0	1.6
Total net sales	100.0%	100.0%

The increase in the U.S. Consumer Direct segment’s net sales (which includes the Company’s branded retail stores and e-commerce site) of 33.5% resulted from the expansion of our retail store count and a 10.2% same store sales increase. We ended the third quarter of 2010 with 89 stores and we had 105 stores in the United States at the end of the third quarter of 2011. The same store sales increase was driven by sales of denim and sportswear styles, including shorts and non-denim pants.  During the fourth quarter of 2011, we expect to open five branded retail stores in the United States.

U.S. Wholesale net sales decreased 18.3% to $22.0 million as we continue to be impacted by our overall challenging sales trend in the women’s premium denim category at the major department stores. Within this segment, net sales decreased in part due to a customer’s bankruptcy filing in the second quarter of 2011.  In addition, we reduced our sales to off-price retailers to support long-term brand value.

International net sales increased 30.2% to $23.5 million primarily driven by the opening of eight branded retail stores (three in Canada, two each in the United Kingdom and Germany and one in the Netherlands) since September 30, 2010 and the growth in our wholesale sales in Germany and the United Kingdom.

Core Services net sales is comprised of royalties due under licensing arrangements.  Core Services net sales decreased 29.1% to $1.1 million as we have partnered with a licensee to reposition the licensee’s merchandise to a higher price range and reduce their minimum royalties to levels more consistent with their sales.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Three Months Ended, September 30,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$43,490	$33,335	$10,155	30.5%
U.S. Wholesale	11,388	13,574	(2,186)	(16.1)
International	14,246	9,155	5,091	55.6
Core Services	1,066	1,504	(438)	(29.1)
Total gross profit	$70,190	$57,568	$12,622	21.9%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	Three Months Ended, September 30,		Change
	2011	2010	%
U.S. Consumer Direct	70.4%	72.0%	(1.6)%
U.S. Wholesale	51.7	50.4	1.3
International	60.7	50.8	9.9
Core Services	100.0	100.0	0.0
Total gross margin	64.8%	62.1%	2.7%

Our overall gross margin increased 270 basis points from 62.1% in the third quarter of 2010 to 64.8% in the third quarter of 2011 primarily due to the ongoing sales mix shifts toward the higher-margin U.S. Consumer Direct segment and the improvement in our International segment’s gross margin.  The impact of denim fabric cost increases versus 2010 were offset by improvements in our production planning, which reduced the amount of excess inventory sold at a high discount in 2011 as compared to 2010. The U.S. Wholesale segment’s gross margin improvement reflects the net effect of these two factors.  Our denim costs have risen in 2011, which may pressure future gross margin expansion.

The U.S. Consumer Direct gross margin decreased to 70.4% in the third quarter of 2011 from 72.0% in the same quarter in 2010 as a higher percentage of the segment’s net sales came from the lower margin outlet stores as compared to the full price stores. Also, we experienced an increase in outlet store markdowns in order to sell-through slower-moving merchandise.

International gross margin increased to 60.7% in the third quarter of 2011 from 50.8% in the same quarter in 2010 primarily due to the sales mix shift towards our international wholesale and retail businesses, which earn a higher gross margin than sales to international distributors.

Selling, General and Administrative Expenses

The following table presents the components of selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Three Months Ended, September 30,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$22,501	$18,337	$4,164	22.7%
U.S. Wholesale	1,636	1,834	(198)	(10.8)
International	7,445	4,456	2,989	67.1
Core Services	18,682	14,538	4,144	28.5
Total selling, general and administrative expenses	$50,264	$39,165	$11,099	28.3%

The following table summarizes SG&A as a percentage of net sales (“SG&A rate”) by segment:

	Three Months Ended, September 30,		Change
	2011	2010	%
U.S. Consumer Direct	36.4%	39.6%	(3.2)%
U.S. Wholesale	7.4	6.8	0.6
International	31.7	24.7	7.0
Core Services	NM	NM	NM
Total SG&A rate	46.4%	42.2%	4.2%

The U.S. Consumer Direct SG&A increased $4.2 million, from $18.3 million in the third quarter of 2010 to $22.5 million in the third quarter of 2011.  This increase is directly related to the store expansion over the past year, from 89 stores at the end of September 2010 to 105 stores at the end of September 2011.  As a percentage of net sales, U.S. Consumer Direct SG&A decreased from 39.6% in the third quarter of 2010 to 36.4% in the third quarter of 2011 primarily due to the increase in same store sales of 10.2%, which produced leverage on fixed costs.

U.S. Wholesale SG&A decreased $0.2 million, from $1.8 million in the third quarter of 2010 to $1.6 million in the third quarter of 2011.  As a percentage of net sales, U.S. Wholesale SG&A increased from 6.8% to 7.4% due to the deleveraging of operating expenses as a result of the segment’s net sales decrease.

International SG&A increased $3.0 million, from $4.5 million in the third quarter of 2010 to $7.4 million in the third quarter of 2011, primarily due to planned expansion, including an increase in the number of branded retail stores from six stores at September 30, 2010 to 13 stores at September 30, 2011, the addition of wholesale sales teams in Germany, the United Kingdom and Italy, and the establishment of a regional office in Switzerland, which includes our Europe, Middle East and Africa managing director and regional headquarters staff.

Core Services SG&A increased $4.1 million, from $14.5 million in the third quarter of 2010 to $18.7 million in the third quarter of 2011.  As a percentage of total net sales, Core Services SG&A increased from 15.7% in the third quarter of 2010 to 17.2% in the third quarter of 2011.  Included in the third quarter of 2011 is the net separation costs of $1.2 million associated with the resignation of a former executive.  Excluding this cost, the Core Services SG&A rate would have been 16.1% in the third quarter of 2011 compared to 15.7% in the third quarter of 2010.  This increase was primarily driven by an increase in performance-based compensation.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	Three Months Ended, September 30,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$20,989	$14,998	$5,991	39.9%
U.S. Wholesale	9,752	11,740	(1,988)	(16.9)
International	6,801	4,699	2,102	44.7
Core Services	(17,616)	(13,034)	(4,582)	(35.2)
Total operating income	$19,926	$18,403	$1,523	8.3%

The following table summarizes operating income as a percentage of net sales (“operating margin”) by segment:

	Three Months Ended, September 30,		Change
	2011	2010	%
U.S. Consumer Direct	34.0%	32.4%	1.6%
U.S. Wholesale	44.3	43.6	0.7
International	29.0	26.1	2.9
Core Services	NM	NM	NM
Total operating income margin	18.4%	19.8%	(1.4)%

Operating income totaled $19.9 million, up 8.3% from the third quarter of last year.  Operating margin was 18.4% in the third quarter of 2011 versus 19.8% in the third quarter of 2010.  The decrease in the overall margin is primarily due to the net separation costs and reduction in sales to off-price retailers and major department stores, which were partially offset by improved operating margins in the U.S. Consumer Direct and International segments.  Excluding the separation costs, the adjusted operating margin was 19.5% in the third quarter of 2011 compared to 19.8% in the third quarter of 2010.

The U.S. Consumer Direct operating margin increased from 32.4% in the third quarter of 2010 to 34.0% in the third quarter of 2011 primarily due to the segment’s same store sales increase, which has allowed us to gain leverage on our fixed costs.

U.S. Wholesale operating margin increased from 43.6% in the third quarter of 2010 to 44.3% in the third quarter of 2011 primarily due to the increase in gross margin earned on our net sales to the off-price channel offset by the increase in SG&A rate.

International operating margin increased from 26.1% in the third quarter of 2010 to 29.0% in the third quarter of 2011 primarily due to the increase in gross margin in this segment.  The increase in gross margin was driven by a sales mix shift towards our international wholesale and retail businesses which earn a higher gross margin than sales to international distributors.

Other (Income) Expense, net

Net other expense was not significant in the third quarters of 2011 and 2010.

Provision for Income Taxes

The effective tax rate for the third quarter of 2011 was 37.5% compared to 36.1% for the third quarter of 2010.  The 2011 effective tax rate increase over 2010 is linked to the set-up of the Company’s European headquarters in Switzerland.

Net Income attributable to True Religion Apparel, Inc. and Earnings Per Diluted Share

Net income attributable to True Religion Apparel, Inc. was $12.1 million, or $0.48 per diluted share, for the third quarter of 2011 compared to $11.8 million, or $0.48 per diluted share, for the third quarter of 2010.  Included in the 2011 result is the separation costs described in Selling, General & Administrative Expenses, which reduced net income attributable to True Religion Apparel, Inc. by $0.8 million or 0.7% of net sales.  Excluding the impact of the separation costs, net income attributable to True Religion Apparel, Inc. increased by 9.2%, which was driven by the net sales increases in the U.S. Consumer Direct and International segments.

Year-to-Date 2011 Compared to Year-to-Date 2010

The following table summarizes results of operations for the nine months ended September 30, 2011 and 2010 (dollar amounts in thousands, except per share data):

	Nine Months Ended September 30,
	2011		2010		Change
	Amount	%	Amount	%	Amount	%
Net sales	$300,389	100.0%	$252,807	100.0%	$47,582	18.8%
Gross profit	195,303	65.0%	160,217	63.4%	35,086	21.9%
Selling, general and administrative expenses	145,351	48.4%	116,485	46.1%	28,866	24.8%
Operating income	49,952	16.6%	43,732	17.3%	6,220	14.2%
Other (income) expense, net	(231)	(0.1)%	(205)	(0.1)%	(26)	NM
Provision for income taxes	19,070	6.3%	16,137	6.4%	2,933	18.2%
Net income attributable to True Religion Apparel, Inc.	$30,501	10.2%	$27,708	11.0%	$2,793	10.1%
Net income per share attributable to True Religion Apparel, Inc.:
Basic	$1.23		$1.13		$0.10	8.8%
Diluted	$1.22		$1.12		$0.10	8.9%

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$174,025	$126,611	$47,414	37.4%
U.S. Wholesale	63,888	76,748	(12,860)	(16.8)
International	60,021	45,564	14,457	31.7
Core Services	2,455	3,884	(1,429)	(36.8)
Total net sales	$300,389	$252,807	$47,582	18.8%

The following table summarizes the percentage of total net sales by segment:

	Nine Months Ended September 30,
	2011	2010
U.S. Consumer Direct	57.9%	50.1%
U.S. Wholesale	21.3	30.4
International	20.0	18.0
Core Services	0.8	1.5
Total net sales	100.0%	100.0%

The U.S. Consumer Direct segment’s net sales increased 37.4% from the expansion of our retail store count since January 1, 2010 and a same store sales increase of 10.8%. We started 2010 with 70 stores and we had 105 stores at the end of the third quarter of 2011. The same store sales increase was driven by sales of denim and sportswear styles, including non-denim pants and shorts.

U.S. Wholesale net sales decreased 16.8% to $63.9 million as we continue to be impacted by our overall challenging sales trend in the women’s premium denim category at the major department stores. Within this segment, net sales to specialty store customers increased while net sales of women’s merchandise to major department store accounts decreased significantly.  In addition, we reduced our sales to off-price retailers to support long-term brand value.

International net sales increased 31.7% to $60.0 million driven by the opening of eight international branded retail stores since September 2010 (three in Canada, two each in the United Kingdom and Germany and one in the Netherlands) and the growth in our wholesales sales in Germany.

Core Services net sales is comprised of royalties due under licensing arrangements.  Core Services net sales decreased 36.8% to $2.5 million as we have partnered with a licensee to reposition the licensee’s merchandise to a higher price range and reduce their minimum royalties to levels more consistent with their sales.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$124,929	$92,323	$32,606	35.3%
U.S. Wholesale	33,510	39,904	(6,394)	(16.0)
International	34,409	24,106	10,303	42.7
Core Services	2,455	3,884	(1,429)	(36.8)
Total gross profit	$195,303	$160,217	$35,086	21.9%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	Nine Months Ended, September 30,		Change
	2011	2010	%
U.S. Consumer Direct	71.8%	72.9%	(1.1)%
U.S. Wholesale	52.5	52.0	0.5
International	57.3	52.9	4.4
Core Services	100.0	100.0	0.0
Total gross margin	65.0%	63.4%	1.6%

Our overall gross margin improved from 63.4% in the first nine months of 2010 to 65.0% of in the first nine months of 2011 primarily because of the ongoing sales mix shifts toward the higher-margin U.S. Consumer Direct segment and International wholesale and retail businesses.

The U.S. Consumer Direct gross margin decreased to 71.8% in the first nine months of 2011 from 72.9% in the first nine months of 2010 as a higher percentage of the segment’s net sales came from the lower-margin outlet stores.

U.S. Wholesale gross margin increased to 52.5% in the first nine months of 2011 from 52.0% in the first nine months of 2010 as we offset the impact of denim fabric price increases by reducing the amount of discounted off-price merchandise sales through improvements in our production planning process.

International gross margin increased to 57.3% in the first nine months of 2011 from 52.9% in the first nine months of 2010 primarily due to the sales mix shift towards our international wholesale and retail businesses, which earn a higher gross margin than sales to international distributors.

Selling, General and Administrative Expenses

The following table presents the components of selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$63,740	$51,109	$12,631	24.7%
U.S. Wholesale	5,810	5,641	169	3.0
International	21,244	10,395	10,849	104.4
Core Services	54,557	49,340	5,217	10.6
Total selling, general and administrative expenses	$145,351	$116,485	$28,866	24.8%

The following table summarizes SG&A as a percentage of net sales (“SG&A rate”) by segment:

	Nine Months Ended, September 30,		Change
	2011	2010	%
U.S. Consumer Direct	36.6%	40.4%	(3.8)%
U.S. Wholesale	9.1	7.4	1.7
International	35.4	22.8	12.6
Core Services	NM	NM	NM
Total SG&A rate	48.4%	46.1%	2.3%

The U.S. Consumer Direct SG&A increased $12.6 million, from $51.1 million in the first nine months of 2010 to $63.7 million in the first nine months of 2011.  This increase is directly related to the store expansion over the past year, from 89 stores at the end of September 2010 to 105 stores at the end of September 2011.  As a percentage of net sales, U.S. Consumer Direct SG&A decreased from 40.4% in the first nine months of 2010 to 36.6% in the first nine months of 2011 primarily due to the increase in same store sales, which produced leverage on fixed costs.

U.S. Wholesale SG&A increased $0.2 million, from $5.6 million in the first nine months of 2010 to $5.8 million in the first nine months of 2011, primarily due to the $0.7 million write-off of receivables from a customer that shut down and filed bankruptcy in the second quarter of 2011.  Offsetting this increase in 2011 were costs in 2010 associated with the transition from a sales agent to an in-house sales team that did not recur in 2011.

International SG&A increased $10.8 million, from $10.4 million in the first nine months of 2010 to $21.2 million in the first nine months of 2011, primarily due to planned expansion, including the addition of wholesale sales teams in Germany, the United Kingdom and Italy, an increase in the number of branded retail stores from six stores at September 30, 2010 to 13 stores at September 30, 2011, and the establishment of a regional office in Switzerland.

Core Services SG&A increased $5.2 million, from $49.3 million in the first nine months of 2010 to $54.5 million in the first nine months of 2011.  As a percentage of total net sales, Core Services SG&A decreased from 19.5% in the first nine months of 2010 to 18.2% in the first nine months of 2011.  Included in the first nine months of 2011 are the net separation costs of $1.2 million associated with the resignation of a former executive and a $1.5 million litigation settlement.  Also, included in the first nine months of 2010 is the net separation costs of $4.4 million associated with the termination of a former executive.  Excluding the net separation costs, the Core Services SG&A rate would have been 17.8% in the first nine months of 2011 and 2010.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$61,189	$41,214	$19,975	48.5%
U.S. Wholesale	27,700	34,263	(6,563)	(19.2)
International	13,165	13,711	(546)	(4.0)
Core Services	(52,102)	(45,456)	(6,646)	(14.6)
Total operating income	$49,952	$43,732	$6,220	14.2%

The following table summarizes operating income as a percentage of net sales (“operating margin”), by segment:

	Nine Months Ended, September 30,		Change
	2011	2010	%
U.S. Consumer Direct	35.2%	32.6%	2.6%
U.S. Wholesale	43.4	44.6	(1.2)
International	21.9	30.1	(8.2)
Core Services	NM	NM	NM
Total operating income margin	16.6%	17.3%	(0.7)%

Operating income totaled $50.0 million, up 14.2% from the first nine months of last year.  Operating margin was 16.6% in the first nine months of 2011 versus 17.3% in the first nine months of 2010.  Included in the operating margin in the first nine months of 2011 was $1.2 million in net separation costs and a $1.5 million litigation settlement.  Also, included in the first nine months of 2010 are the net separation costs of $4.4 million.  Excluding the pre-tax net separation costs, the adjusted operating margin was 17.0% for the first nine months of 2011 compared to 19.0% in the first nine months of 2010.  The operating margin decline was primarily due to the expansion costs made in the International segment to take direct control of sales and support long-term growth.

The U.S. Consumer Direct operating margin increased from 32.6% in the first nine months of 2010 to 35.2% in the first nine months of 2011 primarily due to the segment’s growth in same store sales, which has allowed us to gain leverage on our fixed costs.

U.S. Wholesale operating margin decreased from 44.6% in the first nine months of 2010 to 43.4% in the first nine months of 2011 primarily because of the receivables write-off of $0.7 million and the net sales decrease.

International operating margin decreased from 30.1% in the first nine months of 2010 to 21.9% in the first nine months of 2011 primarily due to the additional SG&A spending associated with our planned international expansion.

Other Expense (Income), net

Net other expense (income) was not significant in the first nine months of 2011 and 2010.

Provision for Income Taxes

The effective tax rate for the first nine months of 2011 was 38.0% compared to 36.7% for the first nine months of 2010.  The 2011 effective tax rate increase over 2010 is linked to the set-up of  the Company’s European headquarters in Switzerland.

Net Income attributable to True Religion Apparel, Inc. and Earnings Per Diluted Share

Net income attributable to True Religion Apparel, Inc. was $30.5 million, or $1.22 per diluted share, for the first nine months of 2011 compared to $27.7 million, or $1.12 per diluted share, for the first nine months of 2010.  The increase in net income attributable to True Religion Apparel, Inc. resulted from the net sales growth, driven by the U.S. Consumer Direct and International segments, which was partially offset by increased SG&A spending associated with our international expansion.

Inflation

The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net sales or net income. However, the Company anticipates that potential inflationary pressures on prices for denim fabric, caused by rising cotton prices, could begin to increase the cost of merchandise purchases. The Company has plans to mitigate some of this pressure, including increased initial mark-up on new styles and more conservative production planning to reduce the amount of excess merchandise sold at season end. However, there can be no assurances that these actions will be successful. In addition, increased prices could lead to reduced customer demand. These developments could have a material adverse effect on our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of 2011, cash and cash equivalents increased by $28.4 million from the beginning of the year, which is $6.2 million more than the increase in the first nine months of 2010. We ended the quarter with cash and cash equivalents of $182.2 million.  Our net cash provided by operating activities continues to exceed our investing and financing uses.

Operating Activities

Net cash provided by operating activities was $48.7 million in the first nine months of 2011, an increase of $11.6 million from the first nine months of 2010.  The increase in cash provided by operating activities is linked to the increase in net income, the improvement in the inventory turnover rate, the sales mix shift to the U.S. Consumer Direct segment (which hastens the conversion of net sales to cash as compared to wholesale sales), and the receipt of merchandise later in September of 2011 as compared to 2010, which results in payments for those receipts being made in the subsequent quarter.

Investing Activities

Net cash used in investing activities was $15.7 million in the first nine months of 2011 compared to $9.1 million in the first nine months of 2010. This change of $6.6 million is primarily due to the $5.0 million decrease in the sales of short-term investments, which was partially offset by an increase in capital expenditures related to a retail merchandise allocation system that is expected to be implemented beginning in the fourth quarter of 2011.

Financing Activities

Net cash used in financing activities was $4.2 million in the first nine months of 2011 compared to $6.1 million in the first nine months of 2010. This decrease is due to a decrease in cash used for statutory tax withholding payments for stock-based compensation, which was partially offset by a decrease in the excess tax benefit from stock-based compensation. The amount of statutory tax withholding payments for stock-based compensation is linked to the number of shares of restricted stock that vest in a period and the closing price for those shares when they vest. The decrease in payments made in 2011 is primarily due to a decrease in the number of shares vesting during the first nine months of 2011 compared to the first nine months of 2010.

Liquidity

Our primary ongoing cash requirements are currently expected to be for our ongoing operations, capital expenditures for new branded retail stores, our expansion internationally, and information technology and other infrastructure needs. Management believes that cash flows from continuing operations and on-hand cash and cash equivalents will provide adequate funds for the foreseeable working capital needs and planned capital expenditures. Over the long term, we manage our cash and capital structure to strengthen our financial position, maximize shareholder return, and maintain flexibility for future strategic initiatives. We believe our cash, cash equivalents and future operating cash flows, as well as any potential future borrowing facilities, will be sufficient, for at least the next twelve months, to fund scheduled future payments and potential long-term initiatives. The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, and market conditions, and we cannot guarantee that we would be able to obtain financing on favorable terms, if needed.

Capital expenditures for the fourth quarter of 2011 are expected to approximate $6 million.

Off-Balance Sheet Arrangements

As of September 30, 2011 we did not have any off-balance sheet arrangements.

Contractual Obligations

As compared to December 31, 2010, the only material change in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K as of November 1, 2011 is the execution of 21 new retail leases which have aggregate future minimum lease payments of $39.1 million.  For additional information regarding our contractual obligations as of December 31, 2010, see the Management’s Discussion and Analysis section of the 2010 Annual Report.

Seasonality of Business

Due to the holiday shopping season in December, our U.S. Wholesale segment’s sales historically have been higher in the second half of the year and our U.S. Consumer Direct segment sales historically have been highest in the fourth quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period. We base our estimates on historical experience and on other factors and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. In addition to the accounting policy mentioned below, our critical accounting policies and methodologies in the nine months ended September 30, 2011 are consistent with those discussed in our 2010 Annual Report.

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

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

We operate a wholesale business and three retail stores in Japan and most of our wholesale sales and all of our retail sales and SG&A expenses in Japan are denominated in Japanese Yen. We operate three retail stores in the United Kingdom, which have retail sales and SG&A expenses denominated in British Pounds. Since August 2010, we have operated a wholesale business in part of Europe, three retail stores in Germany and one retail store in the Netherlands, through a consolidated joint venture.  All of the joint venture’s sales and SG&A expenses are denominated in Euro.  We operate three retail stores in Canada.  All of these stores’ retail sales and SG&A expenses are denominated in Canadian Dollars.  In November 2010, we established a regional sales office in Switzerland, which has wholesale sales which are denominated in Euro and British Pounds and SG&A expenses denominated in Euro or Swiss Franc.  Because the transactions denominated in foreign currencies are not significant to our overall business, our exposure to exchange rate fluctuations between the U.S. Dollar and these foreign currencies are not considered material as of September 30, 2011.  We received U.S. Dollars for all other merchandise sales and licensing revenue during the nine months ended September 30, 2011.  Merchandise purchases form contract manufacturers are denominated in U.S. Dollars.

ITEM 4.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities.  In June 2011, we recorded a $1.5 million reserve for a trademark infringement claim against the Company, which was paid in full during the quarter ended September 30, 2011.  As of the date of this report, we do not believe there are any currently identified claims, proceedings or litigation, either alone or in the aggregate, that will have a material impact on our results of operations, financial position or cash flows.  Since these matters are subject to inherent uncertainties, our view of them may change in the future.

ITEM 1A.             Risk Factors

In our 2010 Annual Report, we discussed the Company’s risk factors in Part I, “Item 1A. Risk Factors.” Our risk factors are unchanged from those discussed in the 2010 Annual Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	None
	(b)	None
	(c)	See below

This table provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2011:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Per Share (a)	Announced Plan	Under the Plan
July 1, 2011 – July 30, 2011	612	$29.89	—	—
August 1, 2011 – August 31, 2011	918	$30.50	—	—
September 1, 2011 – September 30, 2011	—	$—	—	—
Total	1,530	$30.26	—	—

(a)           These columns reflect the surrender to the Company of shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 3.                Defaults Upon Senior Securities

None

ITEM 4.                Removed and Reserved

None

ITEM 5.                Other Information

None

ITEM 6.                Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description

10.1	Amendment to Employment Agreement dated, October 27, 2011, by and between Lynne Koplin and the Company.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*      Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a Registration Statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUE RELIGION APPAREL, INC.

By:	/s/ JEFFREY LUBELL
Jeffrey Lubell, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 1, 2011

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 1, 2011