Form 10-K
period 2011-12-31
TRUE RELIGION APPAREL INC
filed 2012-02-29
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-51483

TRUE RELIGION APPAREL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0352633
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
2263 E. Vernon Ave. Vernon, California	90058
(Address of Principal Executive Offices)	(Zip Code)

(323) 266-3072
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.0001 per share (Title of Class)	Nasdaq Global Select Market (Name of Each Exchange on Which Registered)
Securities registered under Section 12(g) of the Act:
None (Title of Class)	None (Name of Each Exchange on Which Registered)

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2011, was approximately $710,587,000, computed by reference to the price of $29.08 per share, the price at which the common equity was last sold on such date as reported on the Nasdaq Global Select Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates.

         On February 23, 2012, 25,481,882 shares of common stock were outstanding.

TRUE RELIGION APPAREL, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

Exhibit 10.11
Exhibit 14.1
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things (a) trends affecting our financial condition and (b) our business and growth strategies. Our stockholders are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." The following discussion should be read in conjunction with our financial statements and related notes, which are part of this Report or incorporated by reference to our reports filed with the Securities and Exchange Commission("SEC"). We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

 PART I.

Item 1.    Business.

General

        True Religion Apparel, Inc. (referred to in this Annual Report on Form 10-K as "the Company," "our," "we," or "True Religion") designs, markets, sells and distributes premium fashion apparel under the brand name "True Religion Brand Jeans" to fashion-conscious consumers on six continents, including North America, Europe, Asia, Australia, Africa and South America. We seek to be a trend-setting leader in the design, marketing, distribution and sale of fashion jeans and related sportswear apparel. Our products can be categorized as denim, knit and non-denim, and most come in 'tops' and 'bottoms'. Knit styles include hoodies, t-shirts and sweats, and non-denim fabrics include corduroy and twill. Tops range from shirts to jackets, and bottoms encompass pants, shorts and skirts.

        We operate in four primary business segments: U.S. Consumer Direct, International, U.S. Wholesale, and Core Services. We sell directly to consumers in the United States through full-price retail stores, outlet stores and through our retail internet site located at www.truereligionbrandjeans.com. Our International sales are made through a variety of channels, including subsidiaries and a joint venture that operate retail stores and sell to wholesale customers who operate retail stores; distributors who warehouse products at their expense and then ship to, and collect payment from, their customers; and directly to wholesale customers who operate retail stores. As of December 31, 2011, our International segment includes four full price stores and one outlet store in the United Kingdom, three full price stores and one outlet store in Germany, two full price stores and one outlet store in Canada, one full price store and two outlet stores in Japan, and one outlet store in the Netherlands. Our U.S. Wholesale sales are made to leading nationwide premium department stores, specialty retailers and boutiques, and off-price retailers. In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. This licensing business is included in our Core Services segment. Our corporate operations, which include the design, production, marketing, distribution, credit, customer service, information technology, accounting, executive, legal, and human resources departments, are also included in the Core Services segment.

        We market our products to domestic and international wholesale customers by attendance at industry trade shows. Our collections are also presented to wholesale customers in our showrooms, located in New York City, Los Angeles, Hong Kong, Seoul, Tokyo, London, Milan and Dusseldorf. We

have wholesale sales teams at each of our showrooms. Wholesale customers can be found in six continents and include specialty stores, major department stores, off-price retailers, and wholesale distributors.

Business Strategy

        Our strategy is to build brand recognition by marketing our products to fashion-conscious, affluent consumers who shop in our own retail stores or premium retail stores operated by third-parties. True Religion Brand Jeans often have suggested retail prices in the range of $168 to $398 per pair at retail; occasionally, we offer specialty items at higher prices. We continually update our product offerings to be seen as a trend-setter in the high fashion jeans apparel market.

        For our adult denim jeans and other fabrications, we utilize contract manufacturers located in the United States. We brand products as having been "Made in the U.S.A." Local contract manufacturing helps us control our costs, ensures fast turnaround of popular styles, and keeps fixed overhead to a minimum. Approximately 40 percent of our non-denim pants merchandise, which we categorize as sportswear, is made in the USA by contract manufacturers, and the remaining merchandise is made by foreign contract manufacturers.

        We maintain and exercise control over advertising and marketing activities from our headquarters, where we set the tone for integrity, consistency and direction of the True Religion Brand Jeans brand image worldwide. Furthermore, we control our brand image by controlling the distribution of our products. We sell our current season merchandise only through our own retail stores, premium department stores, boutiques and specialty stores, and international distributors that display and merchandise our products in a way that supports our brand image and is in synch with the lifestyle and shopping experience expected by our customers. We sell our prior season merchandise and 'seconds' through our own retail stores located in outlet malls and through select off-price retailers.

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

        Our principal products are high fashion denim jeans in a wide variety of styles that we design, market, sell and distribute under the True Religion Brand Jeans trademarks. We currently sell men's, women's and kid's styles. Our products are sold in the United States and abroad through our retail stores, upscale retailers and boutiques and specialty stores. In addition to denim jeans, we sell a wide variety of related products for men, women and children, including corduroy pants and jackets, cotton, twill, linen and velvet pants and jackets, fleece sweat suits and hooded sweatshirts, sweaters, skirts, knit shirts, t-shirts, shorts and sportswear. Many of our products can be viewed on our website located at www.truereligionbrandjeans.com. We intend to continue to introduce new styles and styling details in jeans and sportswear.

        True Religion Brand Jeans products are made with high quality fabrics primarily from the United States that are gently and naturally aged, hand finished and boldly stitched in multiple thread colors. Although we operate in a highly competitive market, we seek to distinguish True Religion Brand Jeans products by emphasizing superior fit and unique styling details. Many of our products are made to look, feel and fit like they have been owned for years. We believe that we have a competitive advantage in the detailing of the design, the quality of the fabric and the superiority of the fit. Each year we introduce new collections that we expect will be considered trend-setting by fashion-conscious consumers.

        Our net sales categorized by gender were approximately as follows: men—53%, women—44%, and kids—3% in 2011; men—48%, women—48%, and kids—4% in 2010; and women—55%, men—41%, and kids—4% in 2009. Our largest retail product category in terms of units sold in 2011, 2010, and 2009 was denim bottoms, which accounted for 50%, 72%, and 56%, respectively, of total units sold in our U.S. Consumer Direct segment. The average sales price for our denim pants in our full price retail stores was $255 in 2011, $246 in 2010, and $251 in 2009.

Our Sales Segments

        Information regarding net sales, gross profit and operating income attributable to each of our segments is included within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Item 8. Financial Statements and Supplementary Data in Note 15 Segment Information, of our Notes to Consolidated Financial Statements, which are incorporated herein by reference.

Our U.S. Consumer Direct Segment

        Our U.S. Consumer Direct segment includes our United States retail stores and our e-commerce sales. As of December 31, 2011, we operated 109 retail stores in the United States, including 30 stores located in outlet centers. In 2011, we added 16 retail stores, relocated two retail stores and closed one retail store. In 2012 we expect to open 13 retail stores in the United States. Our retail stores are located across the United States in a variety of upscale shopping areas ("street" locations, regional malls, and a limited number of outlet centers). Our typical retail store is approximately 1,700 square feet, while our typical retail store located in an outlet center is approximately 2,500 square feet. Our retail stores showcase the full range of our branded merchandise including licensed products, in an environment that emphasizes our unique "Malibu hippie-bohemian chic" image through an extensive use of hand-hewn hickory pecan wood. Our e-commerce sales are made through a third-party who receives sales commissions in exchange for operating the 'True Religion Brand Jeans' website, accepting customer orders and fulfilling customer orders from its distribution center, where it holds our merchandise on consignment. In 2011, our U.S. Consumer Direct segment generated net sales of $251.3 million, comprising 59.9% of our total net sales.

Our International Segment

        Our International segment sells our products through a variety of channels, including subsidiaries and a joint venture that operate retail stores and sell to wholesale customers who operate retail stores; distributors and sales agents who sell to upscale boutiques in their respective territory; and directly to wholesale customers who operate retail stores. As of December 31, 2011, our International segment includes four full price stores and one outlet store in the United Kingdom, three full price stores and one outlet store in Germany, two full price stores and one outlet store in Canada, one full price store and two outlet stores in Japan, and one outlet store in the Netherlands. Through our wholesale sales teams, international distributors and sales agents, our products are found in major cities throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America. In 2011, our International segment generated net sales of $79.0 million, comprising 18.8% of our total net sales. We have established a Europe, Middle East, and Africa ("EMEA") regional office in Switzerland and a regional office for Asia/Pacific ("APAC") in Hong Kong. We plan to grow our net sales and net earnings from the International segment by presenting our merchandise at True Religion Brand Jeans stores and at premium retailers' stores in markets where fashion-conscious consumers shop. Additionally, in 2011, we negotiated new distributor agreements, including Hong Kong-Greater China and Spain. In 2012, we expect to open a total of 14 international retail stores in Canada, Germany, Japan and the United Kingdom.

Our U.S. Wholesale Segment

        Our U.S. Wholesale segment sells our products to leading nationwide premium department stores, specialty retailers and boutiques that have the image and merchandising expertise that we demand for the effective presentation of our products. In 2011, our products were sold in Bloomingdale's, Macy's, Neiman Marcus, Nordstrom and Saks Fifth Avenue, and in approximately 570 specialty and boutique stores and e-commerce sites. Our U.S. Wholesale segment also sells our products, primarily prior season or excess merchandise, to off-price retailers. In 2011, our U.S. Wholesale segment generated net sales of $86.3 million, comprising 20.5% of our total net sales.

Our Licensing Business and Core Services Segment

        We selectively license our brand name and logo to be included on products sold by other companies to enhance and extend the True Religion Brand Jeans brand. Through licensing alliances, we combine our consumer insight, design, and marketing skills with the specific product competencies of our licensing partners to create, build and expand our product offerings to fashion-conscious consumers. We grant our product licensees the right to design, manufacture and sell at wholesale specified categories of products using our trademark. We have the right to approve or disapprove the licensees' designs, products and wholesale customers. Each licensing partner pays us royalties based upon its wholesale sales of products that use our trademark. In addition, licensing partners may be required to allocate a portion of their sales revenues to advertise our products and share in the creative costs associated with these products. Our licenses typically have three year terms and may grant the licensee conditional renewal options. We recognized $3.2 million in royalty revenue, comprising 1% of our total net sales, through our licensing business in 2011 as a component of our Core Services segment.

        At the end of 2011, our licensed merchandise categories were: footwear, fragrances, headwear (including scarves and gloves), sunglasses and swimwear.

Marketing

        The True Religion Brand Jeans marketing and communications strategy is designed to further reinforce our position as the global leader in American made premium denim. True Religion was founded by Jeffrey Lubell, who serves as Chairman, Chief Executive Officer and Chief Merchant. Mr. Lubell continues to oversee every aspect of our marketing, including the creative aspect.

        The True Religion Brand Jeans marketing department is based in Vernon, California and New York City. The department works hand-in-hand with Mr. Lubell to develop a multi-media communications platform, global brand directives and guidelines, and a three-channeled marketing approach through owned, earned and bought media. This mix of media and channels is designed to support the brand's growth across diverse consumer groups and markets.

Trademarks

        We have 30 trademarks registered in the United States for "True Religion Brand Jeans" logos and marks. We have also secured international trademark registrations in 48 countries and we continue to seek trademark registrations that we believe are necessary to protect the True Religion Brand Jeans brand. Generally, our trademarks remain valid and enforceable so long as we continue to use the marks in commerce and the required registration renewals are filed. We consider our trademarks to be valuable assets in the marketing of our products and seek to protect them from infringement worldwide.

        We have been issued a patent in the United States for our "Joey" style jeans and three patents for our "QT" stitch, which are distinctive designs. The patent for our "Joey" style jeans will expire in 2021 and the three patents for our "QT" stitch will expire in 2024. We have also been issued six patents in the European Community for our "QT" stitch which will expire in 2035, two patents in China for our "QT" stitch which will expire in 2020, and two patents in the Republic of Korea for our "QT" stitch which will expire in 2026.

Sources and Availability of Raw Materials

        The fabrics used in our denim products are sourced from fabric manufacturers located in the United States, Japan, Turkey and Italy. Generally, the fabric used in our products is not purchased directly by us but by our contract manufacturers. The thread and other materials are sourced from various industry suppliers within the United States. Our contract manufacturers use high quality fabric in the manufacturing of our products. Although we do not currently have any long-term agreements in place for the supply of our fabrics, threads or other components, such high quality fabrics are currently readily available from a number of suppliers, including mills located both in the United States and abroad.

Design and Product Development

        Our design team, which has 31 employees and is led by Mr. Lubell, is responsible for the design and development of our products. We do not currently have a formal research and development effort but our design team plans to continue to develop new merchandise styles for each season. Our design team is diverse in all our product categories and is known for designing leading fashion trends. Our washes are constantly in development to react to the demand for new and exciting products for consumers. The development of our products from concept through manufacturing is engineered to be not only fashionable but durable as well.

Manufacturing

        We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have contract manufacturers in the United States for our women's and men's denim, knits and some fleece products, Mexico for our kid's denim, adult denim jackets, knits, and some fleece products, and Asia (includes Sri Lanka, China and India) for knit shirts, outerwear, woven shirts and non-denim bottoms. We believe we can meet our current production needs using these and other available contract manufacturers. These contractors purchase the fabric and materials and then sew and finish our products to our design specifications. In addition to the contract manufacturers, we utilize various laundry and finishing houses in the Los Angeles area to complete the production of many of our products.

        Our production and sourcing staff oversee the manufacturing and quality control of our products and research and develop new sources of supply for the materials used in the manufacturing of our products.

Quality Control

        Our quality control program ensures that products meet our high quality standards. We monitor the quality of the fabrics used by our contract manufacturers prior to the production of garments and inspect prototypes of each product before production commences. We also perform random on-site quality control checks during and after production before our products are shipped from our contract manufacturers. Final random inspections of our products occur when our products are received in our distribution center. We believe that our policy of inspecting our products at both our distribution center and on-site at our contract manufacturers' facilities is integral in maintaining the quality, consistency and reputation of our products.

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

        We are committed to product quality and safety; we focus our efforts to adhere to all applicable Federal and state laws and regulations including Consumer Product Safety Improvement Act ("CPSIA") and all Federal Trade Commission ("FTC") rules and regulations for product labeling. Labeling and advertising of our products is subject to regulation by the FTC. We use a government approved third party testing lab to verify all federally mandated testing requirements for wearing apparel as applicable. We believe that we are in material compliance with these regulations.

Competition

        The retail apparel industry is highly competitive. We compete with numerous designers and manufacturers of apparel and accessories, domestic and foreign, including 7 for All Mankind, AG Adriano Goldschmied, Citizens of Humanity, Diesel, G-Star, Hudson Jeans, J Brand, Joe's Jeans and Levi Strauss & Co. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, fit and quality, which depend on our ability to:

  •
  anticipate and respond to changing consumer demands in a timely manner;

  •
  maintain favorable brand recognition;

  •
  develop and produce high quality products that appeal to consumers;

  •
  appropriately price our products;

  •
  ensure product availability; and

  •
  obtain sufficient retail floor space and effectively present our products at retail.

Employees

        As of December 31, 2011, we employed on a full- or part-time basis a total of 2,623 employees, consisting of 2,252 in our retail stores, 158 in design and production, and 213 in general administration.

Website Availability of Our Reports Filed with the Securities and Exchange Commission

        Our internet website address is www.truereligionbrandjeans.com. We make available free of charge on or through our internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file the report with or furnish it to the SEC.

Item 1A.    Risk Factors.

Risks Relating to Our Industry

Our business may be negatively impacted by general economic conditions and the current economic uncertainty in the global markets.

        Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers, our largest direct customers. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of high-fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects as disposable income declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores or the mix between full price and off-price stores, maintain or increase our international operations on a profitable basis, or maintain our earnings from operations as a percentage of net sales. Further, our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. Even when the economy rebounds we do not anticipate that our wholesale customers will return to carrying the levels of inventory in our products as they carried prior to the economic downturn in 2008. As a result, our business and financial condition could be materially adversely affected.

Our continued operations depend on current fashion trends. If our designs and products do not continue to be fashionable, our business could be adversely affected.

        Our success depends in large part on our ability to develop, market and deliver innovative and stylish products that are consistent with and build on our brand and image at a pace and intensity competitive with our competition. The novelty and the design of our True Religion Brand Jeans apparel are critical to our success and competitive position. The apparel industry is subject to rapidly evolving fashion trends and shifting consumer demands. If we are unable to continue to develop and offer unique products to our customers, our sales and margins will decline and we may be faced with a significant amount of unsold finished goods inventory. We cannot be certain that high-fashion denim and related apparel will continue to be fashionable. Should the trend steer away from high-fashion denim and related apparel, our sales could decrease and our business could be adversely affected. In addition, our future designs and plans to expand our product offerings may not be successful, and any unsuccessful designs or product offerings could adversely affect our business.

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

Our failure to protect our reputation could have a material adverse effect on our brand.

        Our ability to maintain our reputation is critical to our brand. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety or environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Public perception about our products or our stores, whether justified or not, could impair our reputation, involve us in litigation, damage our brand and have a material adverse effect on our business and financial condition. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.

We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

        We face intense competition in the apparel industry from other established companies. A number of our competitors may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the apparel industry, compete more effectively on the basis of price and production, and more quickly develop new products. In addition, there are low barriers of entry into this industry and new companies may enter the markets in which we compete, further increasing competition in the industry. Our retail stores compete with many other retailers, including department stores, some of whom are our major wholesale customers. We believe that our ability to compete successfully depends on a number of factors, including the style and quality of our products and the strength of our brand name, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common stock.

Increases in the price of raw materials or their reduced availability could increase our cost of goods and decrease our profitability.

        The principal fabrics used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials—primarily cotton—used to produce them. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather, supply conditions, transportation costs, work stoppages, government regulation, economic climates and other unpredictable factors. Cotton prices world-wide have increased significantly in the past two years, and the outlook for future prices is uncertain. Fluctuations in the price and availability of raw materials have not materially affected our cost of goods in recent years, but continued increases in raw material costs, unless sufficiently offset with our pricing actions or efficiencies in our production processes, might cause a decrease in our profitability. Also, any related pricing actions might cause a decline in our sales volume. We make some of our raw material commitments significantly in advance of the time that our finished goods are available for sale. Consequently, if cotton prices were to decline in the near term, we may not realize such savings in our cost of sales for some time. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

Risks Related to Our Business

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

        We have experienced rapid growth since our inception, and have increased our net sales from $173.3 million in 2007 to $419.8 million in 2011. We anticipate that our future growth rate will depend upon various factors, including the strength of our brand image, the market success of our current and future products, the success of our growth strategies, competitive conditions and our ability to manage our future growth. Future growth may place a significant strain on our management and operations. As we continue to grow in our operations, our operational, administrative, financial and legal procedures and controls will need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business. Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our future operating results could be adversely affected.

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

Our business could be harmed if we fail to maintain proper inventory levels and allocate merchandise effectively.

        We must order and keep appropriate merchandise in stock to meet demand. As a result, the inability to accurately plan for product demand and allocate merchandise effectively could have a material adverse effect on our results of operations. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

Increasing the number of company-operated stores will require us to develop new capabilities and increase our expenditures.

        Our growth strategy is dependent in part on our ability to open and operate new stores and the availability of suitable store locations on acceptable terms. Although we operated 109 retail stores in the United States and 16 international retail stores as of December 31, 2011, we historically have been primarily a wholesaler. In 2012, we plan to open approximately 13 company-operated full-price and outlet stores in the United States and approximately 14 retail stores in other countries. The success of this strategy is dependent upon, among other factors, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and making capital expenditures for these stores. We must also offer a broad product assortment, appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies and integrate our stores into our overall business mix. An increase in the number of company-operated stores will place increased demands on our operational, managerial and administrative resources and require us to further develop our retailing skills and capabilities. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. The commitments associated with our expansion will increase our operating expenses and may be costly to terminate, and these investments may be difficult to recapture if we decide to close a store or change our strategy.

Reduced operating results and cash flows at the store level may cause us to incur impairment charges.

        Long-lived assets, primarily property and equipment, are reviewed at the store level at least annually for impairment, or whenever changes in circumstances indicate that a full recovery of net asset values through future cash flows is in question. The review could result in significant charges related to underperforming stores, which could impact our results of operations. Furthermore, our impairment review requires us to make estimates and projections regarding, but not limited to, future cash flows. We make certain estimates and projections in connection with impairment analyses for our store locations and other property and equipment. If these estimates or projections change or prove incorrect, we may be required to record impairment charges on certain store locations and other property and equipment.

Leasing real estate exposes us to possible liabilities and losses.

        We enter into leases in connection with our retail stores. Accordingly, we are subject to all of the risks associated with leasing real estate. Store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. We generally cannot terminate our leases and have restrictions in connection with assigning or subletting our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease, including paying rent for the balance of the applicable lease term. As each of our leases expires, if we do not have a renewal option, we may be unable to renegotiate a renewal on commercially acceptable terms, if at all, which could cause us to close stores in desirable locations. In addition, we may not be able to close an unprofitable store due to an existing operating covenant, which may cause us to operate the location at a loss and prevent us from finding a more desirable location.

We may be unsuccessful in implementing our planned international expansion, which could impair the value of our brand, harm our business and negatively affect our results of operations.

        We plan to grow our net sales and net earnings from our International segment by opening True Religion Brand Jeans stores in various international markets. For example we established a regional office for EMEA in Switzerland and a regional office for APAC in Hong Kong and currently operate 16 international retail stores. We currently plan to open additional stores in Canada, Germany, Japan and the United Kingdom in 2012. As we continue to expand outside the United States, we may incur significant costs relating to starting up, maintaining and expanding foreign operations. Costs may include, but are not limited to obtaining prime locations for stores, setting-up foreign offices and hiring personnel. We may be unable to open and operate new stores successfully and our growth may be limited unless we are able to:

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

        We rely on various information technology systems to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in upgrading, transitioning to new systems or integrating new systems into our current systems.

We rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.

        We source our products from independent manufacturers who purchase their own fabric and other raw materials. As a result, we must locate and secure production capacity. We depend on independent manufacturers to maintain adequate financial resources, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we do not have material long-term contracts with any of our independent manufacturers, and these manufacturers generally may unilaterally terminate their relationship with us at any time.

        Our dependence on contract manufacturing could subject us to difficulty in obtaining timely delivery of products of acceptable quality. A manufacturer's failure to ship products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our wholesale customers. In addition, any interference with our ability to receive shipments from those manufacturers, such as conditions at ports or issues that otherwise affect transportation and warehousing providers, could cause delayed delivery of product. Additionally, if we experience a significant increase in demand, or if we need to replace any of the manufacturers that we currently use, we may have to expand our third-party manufacturing capacity. This capacity may not be available to us, or available on terms that are acceptable to us. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales and margins.

Our success depends on the continued protection of our trademark and other proprietary intellectual property rights.

        Our trademark and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a worldwide basis. Despite any precautions we may take to protect our intellectual property, policing unauthorized use of our intellectual property is difficult, expensive and time consuming, and we may be unable to adequately protect our intellectual property or determine the extent of any unauthorized use, particularly in those foreign countries where the laws do not protect proprietary rights as fully as in the United States. Our efforts to establish and protect our trademark and other proprietary intellectual property rights may not be adequate to prevent imitation or counterfeiting of our products by others or to prevent others from seeking to block sales of our products for violating their trademarks and proprietary rights. Unauthorized copying of our products or unauthorized use of our trademarks or other proprietary rights may not only erode sales of our products but may also cause significant damage to our brand names and our ability to effectively represent ourselves to our customers. Also, we cannot be certain that others will not assert rights in, or ownership of, trademarks and other proprietary rights of True Religion, that our proprietary rights would be upheld if challenged or that we would, in that event, not be prevented from using our trademarks, any of which could have a material adverse effect on our financial condition and results of operations. Further, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property by others. Even if we are successful in these actions, the costs we incur could have a material adverse effect on us.

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

        In order to generate customer traffic, we locate many of our stores in prominent locations within successful shopping centers or in fashionable shopping districts. We cannot control the development of new shopping centers or districts; the availability or cost of appropriate locations within existing or new shopping centers or districts; competition with other retailers for prominent locations; or the success of individual shopping centers or districts. Each of these factors may impact our ability to meet our growth targets and could have a material adverse effect on our financial condition or results of operations.

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

        As we continue to increase our international operations, we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors that are beyond our control. These factors include, among other things:

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

Our quarterly sales and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in demand for premium denim and related apparel and accessories, delivery date delays, timing of new store openings, recognition of stock-based compensation and potential fluctuations in our annualized tax rate, which may result in volatility of our stock price.

        Our quarterly sales and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. For example, sales of our products have historically been somewhat seasonal in nature with the largest sales generally occurring in the second half of the year. Delays in scheduling or picking up products by our wholesale customers could negatively impact our net sales and results of operations for any given quarter. The timing of new store openings and the amount of sales contributed by new stores could also impact our net sales and results of operations for any given quarter. The compensation expense for stock-based compensation awards that vest immediately caused an increase in our selling, general and administrative expenses and reduced our net income and earnings per share in our quarterly income statements. Also, our annualized tax rate is based on projections of our operating results for the year, which we review and revise as necessary at the end of each quarter. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly operating results. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in sales or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our common stock.

Our litigation exposure could exceed expectations, having a material adverse effect on our financial condition and results of operations.

        We are involved, from time-to-time, in litigation incidental to our business, such as litigation regarding the maintenance of our trademarks, commercial disputes with vendors or customers, claims of breach of privacy laws and laws governing business practices, overtime compensation and other employment or wage and hour related matters. We may establish reserves for any such litigation as appropriate based upon assessments and estimates in accordance with our accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. However, the results of such litigation matters are difficult to predict. Our current exposure could change in the event of the discovery of damaging facts with respect to legal matters pending against us or determinations by judges, juries or other finders of fact that are not in accordance with management's evaluation of the claims. Should management's evaluation prove incorrect, our exposure could greatly exceed expectations and have a material adverse effect on our financial condition, results of operations or cash flows.

Fluctuations in our tax obligations and effective tax rate may result in volatility in our operating results.

        We are subject to income taxes in many U.S. and certain foreign jurisdictions. In addition, our products are subject to import and excise duties and/or sales, consumption or value-added taxes ("VAT") in many jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated. In addition, our effective tax rate in any given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing tax rules or regulations. Fluctuations in duties could also have a material impact on our financial condition, results of operations or cash flows. In some international markets, we are required to hold and submit VAT to the appropriate local tax authorities. Failure to correctly calculate or submit the appropriate amounts could subject us to substantial fines and penalties that could have an adverse effect on our financial condition, results of operations or cash flows. In addition, tax legislation may be enacted in the future, domestically or abroad, that impacts our current or future tax structure and effective tax rate.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease our corporate headquarters facility, which is a 119,000 square foot industrial building located in Vernon, California. The lease agreement expires on August 31, 2016, and we have the right to renew the lease agreement for up to ten years if we comply with the lease agreement terms. We conduct our design, administrative and distribution operations at this facility. We also lease our domestic showrooms under lease agreements which expire on various dates through 2014 and total approximately 7,600 square feet.

        We lease our retail store locations under operating lease agreements expiring on various dates through 2023. Standard store lease agreements cover a period of ten years and generally do not include a renewal option. These facilities are located in the United States, the United Kingdom, Japan, Canada, Germany and the Netherlands. Many of the store lease agreements allow us to terminate the agreement, generally in the third or fourth year, if our sales do not meet a pre-determined level. As of December 31, 2011, we had 125 stores open, including five in the United Kingdom, four in Germany, three each in Japan and Canada, and one in the Netherlands. In 2012, we expect to open 14 international stores and 13 stores in the United States. At the end of 2011, our total retail square footage, which includes international retail stores and storage space at all stores, was approximately 252,000. Our retail stores range in size from 900 to 4,000 square feet. Our average U.S. and International retail space square footage as of December 31, 2011 was 1,900.

        The following table summarizes our store opening activity during the last three years:

	2011		2010		2009
Fiscal year	Domestic	International	Domestic	International	Domestic	International
Number of stores, beginning of year	94	7	70	3	42	2
Stores opened	16	10	24	4	28	1
Stores closed	1	1	—	—	—	—

Number of stores, end of year	109	16	94	7	70	3

        We also lease our international showrooms administrative offices under lease agreements which expire on various dates through 2019 and total approximately 26,000 square feet. The showrooms are located in Hong Kong, Seoul, Tokyo, London, Milan and Dusseldorf. The international administrative offices are located in Lugano, Tokyo, Dusseldorf, Hong Kong and Seoul.

Item 3.    Legal Proceedings.

        From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. In 2011, we entered into litigation settlements totaling $2.2 million, of which $1.5 million had been paid as of December 31, 2011. As of the date of this report, we do not believe there are any currently identified claims, proceedings or litigation, either alone or in the aggregate, that will have a material impact on our results of operations, financial position or cash flows. Since these matters are subject to inherent uncertainties, our view of them may change in the future.

Item 4.    Mine Safety Disclosures

        None

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock trades under the symbol "TRLG" on the Nasdaq Global Market. The high and low sales prices for our common stock, as reported by the Nasdaq Global Select Market for the periods indicated are as follows.

	2011		2010
	High	Low	High	Low
First Quarter	$25.07	$19.99	$30.85	$18.73
Second Quarter	$30.22	$23.54	$33.11	$22.07
Third Quarter	$33.71	$26.76	$25.79	$17.54
Fourth Quarter	$36.37	$25.20	$23.86	$18.73

Holders

        As of February 20, 2012 there were 61 record holders and approximately 10,400 beneficial holders of our Common Stock.

Dividends

        We have not declared or paid any cash dividends since inception. There are no restrictions that limit our ability to pay dividends on our common shares. Any future determination as to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Stock Price Performance

        The following graph compares, for each of the last five fiscal years, commencing on December 31, 2006 and ending December 31, 2011, the cumulative total return of True Religion Apparel, Inc. common stock, Standard & Poor's 500 Index, and Standard & Poor's 1500 Apparel, Accessories & Luxury Goods Index. The Apparel, Accessories & Luxury Goods Index is comprised of 17 companies, also representing a sector of the Standard & Poor's 500 Index. The cumulative total return of True Religion Apparel, Inc. common stock assumes $100 invested on December 31, 2006 in our common stock and in each of the foregoing indices. The stock price performance graph is not necessarily indicative of future stock price performance. The return on $100 invested in the S&P 500, the S&P 1500 Apparel, Accessories & Luxury Goods Index, and True Religion Apparel Inc., common stock over the 5 year period from December 2006 to December 2011 was $99, $141, and $226, respectively.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among True Religion Apparel, Inc., the S&P 500 Index,
and S&P 1500 Apparel, Accessories & Luxury Goods

      *
      $100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

        Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Transactions in Our Equity Securities

        For the period covered by this report, we have not engaged in any transactions involving the sale of our unregistered equity securities that were not disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K. We have not engaged in any sales of registered securities for which the use of proceeds is required to be disclosed. This table provides certain information with respect to our purchases of shares of our common stock during the fourth quarter of 2011:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
October 1, 2011—October 31, 2011	123	$30.14	—	—
November 1, 2011—November 30, 2011	—	$—	—	—
December 1, 2011—December 31, 2011	—	$—	—	—

Total	123	$30.14	—	—

(a)
These columns reflect the surrender to us of shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

Item 6.    Selected Financial Data.

        The following selected financial data are derived from the audited Consolidated Financial Statements and should be read in conjunction with Item 1A Risk Factors, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the related notes included in Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Statement of operations data (in thousands):
Net sales	$419,798	$363,714	$311,001	$270,000	$173,256
Operating income	74,611	69,922	77,597	68,876	47,142
Provision for income taxes	28,197	26,690	30,434	25,570	21,100
Net income attributable to True Religion Apparel, Inc.	44,967	43,496	47,332	44,371	27,845
Earnings per share attributable to True Religion Apparel, Inc. (in thousands, except per share amounts):
Basic	$1.81	$1.78	$1.97	$1.89	$1.21
Diluted	$1.80	$1.75	$1.92	$1.83	$1.16
Weighted number of shares outstanding—basic	24,856	24,495	23,993	23,511	22,964
Weighted number of shares outstanding—diluted	25,026	24,852	24,659	24,270	23,949

	As of December 31,
	2011	2010	2009	2008	2007
Balance sheet data (in thousands):
Working capital	$259,772	$211,833	$166,565	$113,108	$72,846
Total assets	$360,153	$295,884	$229,806	$166,452	$113,258
Stockholders' equity	$299,788	$249,032	$197,854	$142,250	$95,247

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

        We design, market, sell and distribute premium fashion apparel, centered on our core denim products, using the brand name "True Religion Brand Jeans." Our products include jeans, pants, woven and knit tops and outerwear made from denim, fleece, jersey and other fabrics. We are known for our unique fits, washes and styling details. Our products are distributed through multiple wholesale and retail channels on six continents, including North America, Europe, Asia, Australia, Africa and South America.

Strategic Initiatives

        We believe that our brand, differentiated design vision, high-quality supply chain and diversified business strategy anchored by our direct to consumer sales model enable us to be well positioned to expand our business and enhance shareholder value through execution of our strategy and focusing on key strategic initiatives, which include:

  •
  Grow our U.S. Direct to Consumer store base while achieving targeted margins—From the beginning of 2008 to the end of 2011, we opened 95 retail stores in the United States, reaching 109 stores as of December 31, 2011. Our goal for each domestic retail store is to achieve a

    30 percent operating margin. In the past year, we added experienced retail business leaders to improve our merchandising and better manage our direct to consumer operating expenses.

  •
  Expand International business—We believe that our net sales in our International segment can continue to grow. Our approach to each market may vary, but in general we intend to present our merchandise in multi-brand retail stores (wholesale channel) and in True Religion Brand Jeans stores (retail channel), which is consistent with our domestic strategy. We have established three regions to manage our international business: Asia Pacific ("APAC"), based in Hong Kong; Europe, Middle East and Africa ("EMEA"), based in Switzerland; and Americas, based at our company headquarters in Vernon, California. We have leadership teams in place in each of these three regions to direct the growth of our international business. In 2011, we opened 10 international stores and negotiated new distributor agreements, including Hong Kong-Greater China and Spain.

  •
  Expand our e-commerce business—Many consumers use the internet to learn about fashion trends and purchase merchandise. We are developing a dedicated in-house e-commerce team, refining our on-line merchandising strategy and developing new web marketing strategies to enhance our fashion brand position and increase our on-line sales domestically and internationally, especially in Europe and Asia.

  •
  Grow our U.S. Wholesale business—Our in-house sales team has directed more effort toward increasing sales to specialty accounts, which has resulted in seven straight quarters of increased sales to this channel. Our specialty store channel now makes up the largest percentage of our sales to the U.S. Wholesale segment. We continue to work with Major accounts to improve our women's business, which has decreased in sales over at least the past two years.

  •
  Increase brand awareness and affinity—Since True Religion Brand Jeans was founded in 2003, the brand has been recognized for innovative styling and fit. Many consumers have been introduced to the brand and its latest styles through its presentation in leading fashion retailers and in our own retail stores. We continue to seek new avenues to present our innovative, trendsetting merchandise to existing and new consumers by expanding our use of product placement, social media and on-line search.

2011 Compared to 2010

        The following table summarizes results of operations for 2011 compared to 2010 (dollar amounts in thousands, except per share data):

	Years Ended December 31,
	2011		2010
	Amount	%	Amount	%	Change	%
Net sales	$419,798	100.0%	$363,714	100.0%	$56,084	15.4%
Gross profit	271,829	64.8%	229,979	63.2%	41,850	18.2%
Selling, general and administrative expenses	197,218	47.0%	160,057	44.0%	37,161	23.2%
Operating income	74,611	17.8%	69,922	19.2%	4,689	6.7%
Other expense (income), net	637	0.2%	(403)	(0.1)%	1,040	258.1%
Provision for income taxes	28,197	6.7%	26,690	7.3%	1,507	5.6%
Net Income attributable to True Religion Apparel, Inc.	$44,967	10.7%	$43,496	12.0%	$1,471	3.4%
Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$1.81		$1.78		$0.03	1.7%
Diluted	$1.80		$1.75		$0.05	2.9%

Net Sales

        The following table summarizes net sales by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$251,334	$189,097	$62,237	32.9%
International	78,974	64,443	14,531	22.5%
U.S. Wholesale	86,268	104,874	(18,606)	(17.7)%
Core Services	3,222	5,300	(2,078)	(39.2)%

Total net sales	$419,798	$363,714	$56,084	15.4%

        The following table summarizes percentage of total net sales by segment:

	December 31,		Change
	2011	2010	%
U.S. Consumer Direct	59.9%	52.0%	7.9%
International	18.8	17.7	1.1%
U.S. Wholesale	20.5	28.8	(8.3)%
Core Services	0.8	1.5	(0.7)%

Total net sales	100.0%	100.0%

        U.S. Consumer Direct segment's net sales increased 32.9% to $251.3 million from the expansion of our retail store count since January 1, 2011 and a same store sales increase in 2011 of 10.9%. We started 2011 with 94 stores and we had 109 stores at the end of 2011. The same store sales increase was driven by sales of sportswear styles, including shorts, non-denim pants, woven tops and t-shirts. In 2012, we expect to open 13 retail stores in the United States.

        International segment's net sales increased 22.5% to $79.0 million in 2011 driven primarily by the expansion of our retail store count since January 1, 2011, and the transition in Germany from third party distributor to consolidated joint venture in August 2010. We started 2011 with seven stores and we had 16 stores at the end of 2011. In 2012, we expect to open 14 international retail stores.

        U.S. Wholesale segment's net sales decreased 17.7% to $86.3 million, primarily due to a decrease in sales of women's merchandise to major department store accounts and the planned $10.0 million reduction in sales to the Off-price channel. Partially offsetting these decreases was an increase in sales to our Specialty channel, which now represents the largest percentage of our net sales in the U.S. Wholesale segment.

        Core Services segment's net sales decreased 39.2% to $3.2 million in 2011, as we have partnered with a licensee to reposition the licensee's merchandise to a higher price range and reduce its minimum royalties to levels more consistent with its sales.

Gross Profit

        The following table summarizes gross profit by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$178,341	$136,915	$41,426	30.3%
International	45,821	34,402	11,419	33.2%
U.S. Wholesale	44,445	53,362	(8,917)	(16.7)%
Core Services	3,222	5,300	(2,078)	(39.2)%

Total gross profit	$271,829	$229,979	$41,850	18.2%

        The following table summarizes gross profit as a percentage of net sales ("gross margin") by segment:

	December 31,		Change
	2011	2010	%
U.S. Consumer Direct	71.0%	72.4%	(1.4)%
International	58.0	53.4	4.6%
U.S. Wholesale	51.5	50.9	0.6%
Core Services	100.0	100.0	0.0%
Total gross margin	64.8%	63.2%	1.6%

        Overall gross margin improved from 63.2% of net sales in 2010 to 64.8% of net sales in 2011, primarily reflecting the ongoing sales mix shift toward the higher-margin U.S. Consumer Direct segment and the increased margin earned by the International segment.

        U.S. Consumer Direct gross margin decreased to 71.0% in 2011 from 72.4% in 2010 primarily due to a drop in the outlet gross margin, driven by increased markdowns, and a higher percentage of the segment's net sales coming from the lower-margin outlet stores.

        International gross margin increased to 58.0% in 2011 from 53.4% in 2010 primarily due to the sales mix shift towards our international retail and wholesale businesses, which earn a higher gross margin than sales to international distributors.

        U.S. Wholesale gross profit increased to 51.5% in 2011 from 50.9% in 2010 as we increased prices on certain styles, which offset the impact of the denim fabric price increases we experienced in 2011.

Selling, General and Administrative Expenses

        The following table presents the components of selling, general & administrative expenses ("SG&A") by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$89,888	$72,274	$17,614	24.4%
International	29,894	16,915	12,979	76.7%
U.S. Wholesale	7,329	7,097	232	3.3%
Core Services	70,107	63,771	6,336	9.9%

Total selling, general and administrative expenses	$197,218	$160,057	$37,161	23.2%

        The following table summarizes SG&A as a percentage of segment net sales ("SG&A rate") by segment:

	December 31,		Change
	2011	2010	%
U.S. Consumer Direct	35.8%	38.2%	(2.4)%
International	37.9	26.2	11.7%
U.S. Wholesale	8.5	6.8	1.7%
Core Services	NM	NM	NM
Total SG&A rate	47.0%	44.0%	3.0%

        U.S. Consumer Direct SG&A increased $17.6 million, from $72.3 million in 2010 to $89.9 million in 2011. This increase is directly related to the store expansion over the prior year, from 94 at the end of 2010 to 109 at the end of 2011, and the $0.5 million increase in store impairment charges. As a percentage of net sales, the U.S. Consumer Direct SG&A rate decreased from 38.2% in 2010 to 35.8% in 2011 primarily due to the increase in same store sales of 10.9%, which produced leverage on fixed costs.

        International SG&A increased $13.0 million, from $16.9 million in 2010 to $29.9 million in 2011, primarily due to planned expansion, including an increase in the number of retail stores from seven at December 31, 2010 to 16 at December 31, 2011; the addition of wholesale sales teams in Germany, the United Kingdom and Italy; and the set-up of a regional office in Switzerland.

        U.S. Wholesale SG&A increased $0.2 million or 3.3%, primarily due to the $0.7 million write-off of receivables from a customer that shut down and filed bankruptcy in the second quarter of 2011. Partially offsetting this increase in 2011 were costs in 2010 associated with the transition from a sales agent to an in-house sales team that did not recur in 2011.

        Core Services SG&A increased $6.3 million or 9.9%, primarily due to an increase in merchandise, design, samples and production costs of $2.6 million; professional fees of $1.7 million; litigation settlements of $1.5 million; and additional performance based compensation of $1.2 million. Partially offsetting these increases was a decrease in net separation costs associated with the resignation or termination of senior executives ($1.2 million in 2011 compared to $4.3 million in 2010). Excluding the net separation costs, the Core Services SG&A rate was 16.4% in both 2011 and 2010.

Operating Income

        The following table summarizes operating income by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$88,453	$64,641	$23,812	36.8%
International	15,927	17,487	(1,560)	(8.9)%
U.S. Wholesale	37,116	46,265	(9,149)	(19.8)%
Core Services	(66,885)	(58,471)	(8,414)	(14.4)%

Total operating income	$74,611	$69,922	$4,689	6.7%

        The following table summarizes operating income as a percentage of net sales ("operating margin") by segment:

	December 31,		Change
	2011	2010	%
U.S. Consumer Direct	35.2%	34.2%	1.0%
International	20.2	27.1	(6.9)%
U.S. Wholesale	43.0	44.1	(1.1)%
Core Services	NM	NM	NM
Total operating margin	17.8%	19.2%	(1.4)%

        Operating income totaled $74.6 million, an increase of 6.7% from 2010. Operating margin was 17.8% in 2011 versus 19.2% in 2010. Included in the operating margin in 2011 and 2010 was $1.2 million and $4.3 million, respectively, in net separation costs. Excluding the net separation costs, the adjusted operating margin was 18.0% in 2011 compared to 20.4% in 2010. The operating margin decline was primarily due to the expansion costs made in the International segment to take control of sales and support long-term growth and the planned $10 million reduction in our Off price net sales.

        U.S. Consumer Direct operating margin increased from 34.2% in 2010 to 35.2% in 2011 primarily due to the segment's growth in same store sales, which has allowed us to gain leverage on our fixed costs.

        International operating margin decreased from 27.1% in 2010 to 20.2% in 2011. This rate decrease is linked to the additional SG&A spending associated with our planned international expansion and the sales growth of our international retail business, which in 2011 earned an operating margin below the segment's 2010 rate.

        U.S. Wholesale operating margin decreased from 44.1% in 2010 to 43.0% in 2011 driven by the 17.7% decline in net sales and, in particular, the planned $10.0 million reduction in sales to the Off-price channel.

Other Expense (Income), net

        Net other expense (income) was $0.6 million in 2011 compared to $(0.4) million in 2010. This decrease is primarily due to foreign exchange losses on our intercompany balances with our foreign subsidiaries.

Provision for Income Taxes

        Our effective tax rate remained relatively consistent at 38.1% in 2011 compared to 38.0% in 2010.

Net Income attributable to True Religion Apparel, Inc. and Earnings Per Diluted Share

        Net income attributable to True Religion Apparel, Inc. was $45.0 million, or $1.80 per diluted share, for 2011 compared to $43.5 million, or $1.75 per diluted share, for 2010. This increase is primarily due to the increase in net sales.

2010 Compared to 2009

        The following table summarizes results of operations for 2010 compared to 2009 (dollar amounts in thousands, except per share data):

	Years Ended December 31,
	2010		2009
	Amount	%	Amount	%	Change	%
Net sales	$363,714	100.0%	$311,001	100.0%	$52,713	16.9%
Gross profit	229,979	63.2%	195,562	62.9%	34,417	17.6%
Selling, general and administrative expenses	160,057	44.0%	117,965	37.9%	42,092	35.7%
Operating income	69,922	19.2%	77,597	25.0%	(7,675)	(9.9)%
Other income, net	403	0.1%	169	0.0%	234	138.5%
Provision for income taxes	26,690	7.3%	30,434	9.8%	(3,744)	(12.3)%
Net Income attributable to True Religion Apparel, Inc.	$43,496	12.0%	$47,332	15.2%	$(3,836)	(8.1)%
Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$1.78		$1.97		$(0.19)	(9.6)%
Diluted	$1.75		$1.92		$(0.17)	(8.9)%

Net Sales

        The following table summarizes net sales by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	189,097	129,030	60,067	46.6%
International	64,443	54,479	9,964	18.3%
U.S. Wholesale	104,874	123,203	(18,329)	(14.9)%
Core Services	5,300	4,289	1,011	23.6%

Total net sales	$363,714	$311,001	$52,713	16.9%

        The following table summarizes percentage of total net sales by segment:

	December 31,		Change
	2010	2009	%
U.S. Consumer Direct	52.0%	41.5%	10.5%
International	17.7	17.5	0.2%
U.S. Wholesale	28.8	39.6	(10.8)%
Core Services	1.5	1.4	0.1%

Total net sales	100.0%	100.0%

        U.S. Consumer Direct net sales increased by 46.6% to $189.1 million in 2010, primarily because we opened 24 stores in 2010, finishing the year with 94 stores compared to 70 stores at the end of 2009. In addition, our same store sales increased 9.6% as we introduced a strategy to offer new styles regularly in our retail stores.

        International net sales increased 18.3% to $64.4 million primarily due to increased sales to the EMEA and APAC regions. The increase in net sales to the EMEA region was driven by the addition of our German joint venture in August 2010 and the opening of a retail store in London, England in May

2010. The increase in net sales in the APAC region was driven by the addition of our Hong Kong-based APAC team beginning in late 2009. During 2010, we opened three international retail stores: one in Toronto, Canada, one in London, England and one in Tokyo, Japan. Our store in Cologne, Germany was opened by our distributor in March 2010 shortly before we entered the Germany joint venture in August 2010.

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

Gross Profit

        The following table summarizes gross profit by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$136,915	$95,276	$41,639	43.7%
International	34,402	30,115	4,287	14.2%
U.S. Wholesale	53,362	65,882	(12,520)	(19.0)%
Core Services	5,300	4,289	1,011	23.6%

Total gross profit	$229,979	$195,562	$34,417	17.6%

        The following table summarizes gross profit as a percentage of net sales ("gross margin") by segment:

	December 31,		Change
	2010	2009	%
U.S. Consumer Direct	72.4%	73.8%	(1.4)%
International	53.4	55.3	(1.9)%
U.S. Wholesale	50.9	53.5	(2.6)%
Core Services	100.0	100.0	0.0%
Total gross margin	63.2%	62.9%	0.3%

        Overall gross margin improved from 62.9% of net sales in 2009 to 63.2% of net sales in 2010, primarily reflecting the ongoing net sales mix shift towards the higher-margin U.S. Consumer Direct business.

        U.S. Consumer Direct gross margin decreased to 72.4% in 2010 from 73.8% in 2009 as a larger percentage of the segment's net sales came from the lower-margin outlet stores as compared to the full price stores and from sales of lower-margin sportswear.

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

Selling, General and Administrative Expenses

        The following table presents the components of selling, general & administrative expenses ("SG&A") by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$72,274	$50,510	$21,764	43.1%
International	16,915	4,948	11,967	241.9%
U.S. Wholesale	7,097	5,775	1,322	22.9%
Core Services	63,771	56,732	7,039	12.4%

Total selling, general and administrative expenses	$160,057	$117,965	$42,092	35.7%

        The following table summarizes SG&A as a percentage of segment net sales ("SG&A rate") by segment:

	December 31,		Change
	2010	2009	%
U.S. Consumer Direct	38.2%	39.1%	(0.9)%
International	26.2	9.1	17.1%
U.S. Wholesale	6.8	4.7	2.1%
Core Services	NM	NM	NM
Total SG&A rate	44.0%	37.9%	6.1%

        U.S. Consumer Direct SG&A increase of $21.8 million or 43.1% is directly linked to the growth in the number of stores over the prior year, from 70 at the end of 2009 to 94 at the end of 2010. As a percentage of net sales, the U.S. Consumer Direct SG&A expenses decreased from 39.1% in 2009 to 38.2% in 2010 primarily due to the segment's same store sales increase producing leverage on fixed costs.

        International SG&A increased $12.0 million, or 241.9%, primarily due to the new wholesale sales teams in APAC and Germany, the opening of four new retail stores, and the costs to set up the EMEA regional office in Switzerland.

        U.S. Wholesale SG&A increased $1.3 million, or 22.9%, primarily as a result of the costs incurred over the first half of 2010 in connection with the transition from a sales agent to an in-house sales team.

        Core Services SG&A increased $7.0 million, or 12.4%, primarily due to $4.3 million in separation costs associated with the termination of our former president in May 2010. In addition, in 2010 our advertising costs increased and our depreciation expense rose as a result of the installation of a new wholesale and financial information technology system in the second half of 2009.

Operating Income

        The following table summarizes operating income by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2010	2009	Amount	%
U.S. Consumer Direct	$64,641	$44,766	$19,875	44.4%
International	17,487	25,167	(7,680)	(30.5)%
U.S. Wholesale	46,265	60,107	(13,842)	(23.0)%
Core Services	(58,471)	(52,443)	(6,028)	11.5%

Total operating income	$69,922	$77,597	$(7,675)	(9.9)%

        The following table summarizes operating income as a percentage of net sales ("operating margin") by segment:

	December 31,		Change
	2010	2009	%
U.S. Consumer Direct	34.2%	34.7%	(0.5)%
International	27.1	46.2	(19.1)%
U.S. Wholesale	44.1	48.8	(4.7)%
Core Services	NM	NM	NM
Total operating margin	19.2%	25.0%	(5.8)%

        Operating income totaled $69.9 million, a decrease of 9.9% from 2009. Operating margin was 19.2% in 2010 versus 25.0% in 2009. Included in the operating margin in 2010 was $4.3 million in net separation costs. Excluding the net separation costs, the adjusted operating margin was 20.4% in 2010. The operating margin decline was primarily due to the expansion costs made in the International segment to take control of sales and support long-term growth.

        U.S. Consumer Direct operating margin decreased from 34.7% in 2009 compared to 34.2% in 2010, primarily due to the decreased gross margin as a result of a higher percentage of the segment's sales coming from the lower-margin outlet stores as compared to the full price stores and an increase in sales of lower-margin sportswear.

        International operating income decreased as a percentage of International net sales, from 46.2% in 2009 to 27.1% in 2010, primarily due to the increase in SG&A expenses as a result of our strategic initiative to expand our brand's presence in the APAC and EMEA regions.

        U.S. Wholesale operating income decreased as a percentage of U.S. Wholesale net sales from 48.8% in 2009 to 44.1% in 2010, primarily due to the decrease in gross margin and the deleveraging of SG&A expenses caused by the net sales decline.

Other Income, net

        Other income, net was $0.4 million in 2010 compared to $0.2 million in 2009. This increase is primarily due to foreign exchange gains on intercompany balances with our foreign subsidiaries.

Provision for Income Taxes

        Our effective tax rate was 38.0% for 2010 compared to 39.1% in 2009. The decrease in the effective tax rate is primarily due to an increase in 2010 in the rate for the U.S. federal Domestic Activity Production credit from six percent of eligible costs in 2009 to nine percent in 2010.

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

Financial Condition

        Net cash provided by operating activities in 2011 was $71.8 million compared to $67.8 million in 2010. This increase in net cash provided by operating activities is linked to the increase in net income and the sales mix shift to the U.S. Consumer Direct segment (which accelerates the conversion of net sales to cash as compared to wholesale sales).

        Net cash used in investing activities was $20.8 million in 2011 compared to $13.5 million in 2010, an increase of $7.3 million. In 2010, we sold a short-term investment of $5.0 million, which reduced the 2010 investing cash outflows. Capital expenditures in 2011 increased by $3.2 million over 2010, primarily due to a retail merchandise allocation system that was implemented in the fourth quarter of 2011.

        Net cash used in financing activities was $4.3 million in 2011 compared to net cash used of $6.1 million in 2010. This decrease is due to a decrease in cash used for statutory tax withholding payments for stock-based compensation, which was partially offset by a decrease in the excess tax benefit from stock-based compensation. The amount of statutory tax withholding payments for stock-based compensation is linked to the number of shares of restricted stock that vest in a period and the closing price for those shares when they vest. The decrease in payments made in 2011 is primarily due to a decrease in the number of shares vesting during 2011 compared to 2010.

Liquidity and Capital Resources

        Our primary ongoing cash requirements are currently expected to be for our ongoing operations, capital expenditures for new retail stores, our expansion internationally, and information technology and other infrastructure needs. Management believes that cash flow from continuing operations and on-hand cash and cash equivalents will provide adequate funds for the foreseeable working capital needs and planned capital expenditures. Over the long term, we manage our cash and capital structure to strengthen our financial position, maximize shareholder return, and maintain flexibility for future strategic initiatives. We believe our cash, cash equivalents, and future operating cash flows, as well as any potential future borrowing facilities, will be sufficient, for at least the next twelve months, to fund scheduled future payments and potential long-term initiatives. The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, and market conditions, and we cannot guarantee that we would be able to obtain financing on favorable terms, if needed.

        Capital expenditures for 2012 are expected to be approximately $22 million.

Tabular Disclosure of Contractual Obligations

        The following table sets forth, as of December 31, 2011, our scheduled contractual cash obligations due for each of the periods indicated below (dollar amounts in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$204,156	$24,919	$51,402	$50,426	$77,409
Purchase obligations	31,396	31,396	—	—	—

Total	$235,552	$56,315	$51,402	$50,426	$77,409

        Excluded from the above contractual obligations table is the liability for unrecognized tax benefits of $0.9 million. The liability for unrecognized tax benefit has been excluded because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.

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

        Wholesale sales within our U.S. Wholesale and International segments are recognized at the time title passes and risk of loss is transferred to the customer. Sales are recorded net of estimates for returns, discounts, operational chargebacks and markdown allowances. Returns and allowances require pre-approval by management and discounts are based on trade terms. We review and refine these estimates on a quarterly basis using historical trends, seasonal results, and current economic and market conditions. Our historical estimates of these costs have not differed materially from actual results.

        Retail store sales are recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.truereligionbrandjeans.com are recognized upon estimated delivery of the shipment to the customers. E-commerce sales also are reduced by an estimate of returns. Retail store sales and E-commerce sales exclude sales taxes. We recognize revenue associated with our gift cards upon redemption of the gift card. In addition, we may recognize revenue from gift cards in the future when we determine that the likelihood of the gift card being redeemed is remote and that we have no legal obligation to remit the unredeemed gift card to relevant jurisdictions. We will utilize historical redemption patterns to consider the likelihood of gift card redemption. During 2011, 2010 and 2009, no revenue was recognized related to gift card breakage.

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

Inventories

        Slow-moving merchandise is typically sold at prices exceeding our cost in our outlet stores or to wholesale customers who specialize in off-price merchandise. As of December 31, 2011 and 2010, we recorded inventory impairment reserves for slow-moving inventory of $0.8 million and $0.7 million, respectively, based upon analysis of balances on hand by style, recent sales trends, projected future sales, and historical markdown trends.

Valuation of Long-Lived Assets

        Management assesses the impairment of our long-lived assets, which requires us to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The assets are considered impaired if we determine that the carrying value may not be recoverable based upon our assessment of the asset's ability to generate sufficient positive cash flows in future periods. If the assets are assessed to be recoverable, they are depreciated or amortized over the periods benefited. If the assets are considered impaired, an impairment charge is recognized representing the amount by which the carrying value of the assets exceeds the fair value of those assets. As the majority of the long-lived assets in our stores are leasehold improvements that we specifically created for our operation and would not be utilized by other retailers in their typical operations, we estimate that the fair value of impaired long-lived assets is immaterial. Future expected cash flows for store assets are based on management's estimates of future cash flows over the remaining lease period or expected life, if shorter. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations. For the years ended December 31, 2011 and 2010, we recorded impairment charges of $1.4 million and $0.5 million, respectively. For the year ended December 31, 2009, we did not record an impairment charge.

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

Income Taxes

        We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on differences between financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, it is determined that some portion of the tax benefit will not be realized.

        FASB ASC 740: Accounting for Income Taxes ("FASB ASC 740") establishes the accounting for uncertainty in income taxes recognized in financial statements. In accordance with FASB ASC 740, we regularly evaluate the likelihood of recognizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances, and information available. For those benefits that we believe it is more likely than not that the benefit will be sustained, we recognize the largest amount we believe is cumulatively greater than 50% likely to be realized.

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

        In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU temporarily delays the effective date of certain paragraphs in ASU No. 2011-05. Adoption of this ASU, which is effective for us at the beginning of 2012 (to coincide with the effective date of ASU No. 2011-05), is not expected to have a material impact on our consolidated financial statements, as it is deferring certain requirements of ASU 2011-05.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except our contractual obligations discussed above.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Exchange Rate Risk

        We operate a wholesale business and three retail stores in Japan; a portion of our wholesale sales and all of our retail sales and SG&A expenses in Japan are denominated in Japanese Yen. We operate a wholesale business and five retail stores in the United Kingdom, which have sales and SG&A expenses denominated in British Pounds. We operate a wholesale business in Germany and nearby countries, four retail stores in Germany and one retail store in the Netherlands through a consolidated joint venture. All of the joint venture's sales and SG&A expenses are denominated in Euros. We operate three retail stores in Canada. All of these stores' retail sales and SG&A expenses are denominated in Canadian Dollars. In November 2010, we established a regional sales office in Switzerland, which has wholesale sales that are denominated in Euros and British Pounds and SG&A expenses denominated in Euros or Swiss Francs. Because the transactions denominated in foreign currencies are not significant to our overall business, our exposure to exchange rate fluctuations between the U.S. Dollar and these foreign currencies are not considered material as of December 31, 2011. We received U.S. Dollars for all other merchandise sales and licensing revenue during the year ended December 31, 2011. Merchandise purchases from contract manufacturers are denominated in U.S. Dollars, except for immaterial amount which is denominated in Euros.

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

        None

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 9B.    Other Information.

        None.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required under this item is included in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Item 11.    Executive Compensation.

        The information required under this item is included in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        The information required under this item is included in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required under this item is included in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Item 14.    Principal Accountant Fees and Services.

        The information required under this item is included in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

 PART IV.

Item 15.    Exhibits, Financial Statements Schedules.

(a)	(1)	FINANCIAL STATEMENTS—See Index to Consolidated Financial Statements of this Annual Report on Form 10-K.
	(2)	FINANCIAL STATEMENT SCHEDULES—See Index to Consolidated Financial Statements on page F-1 hereof
	(3)	EXHIBITS—See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).
3.2	Amended and Restated Bylaws (incorporated by reference from our Form 8-K Current Report, filed December 12, 2008).
4.1	Specimen Common Stock Certificate (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).
4.2	Form of True Religion Apparel, Inc. 2009 Equity Incentive Plan Restricted Stock Award Certificate (incorporated by reference from our Registration Statement on Form S-8, filed July 29, 2009).
4.3	Form of True Religion Apparel, Inc. 2009 Equity Incentive Plan Performance Award Certificate (Restricted Stock) (incorporated by reference from our Registration Statement on Form S-8, filed July 29, 2009).
10.1	Form of Indemnification Agreement between True Religion Apparel, Inc. and its officers and directors (incorporated by reference from our Form 10-Q Quarterly Report, filed November 8, 2010).
10.2	Employment Agreement by and between the Company and Jeffrey Lubell dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed January 10, 2006).*
10.3	Standard Industrial/Commercial Single-Tenant Lease—Gross dated May 17, 2006, among SDJ Enterprises, Ltd., Guru Denim, Inc. and the Company (incorporated by reference from our Form 8-K Current Report, filed May 22, 2006).
10.4	Amendment to Employment Agreement dated May 31, 2006, by and between Jeffrey Lubell and the Company (incorporated by reference from our Form 8-K Current Report, filed June 5, 2006).*
10.5	True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Schedule 14(a) Definitive Proxy Statement filed July 22, 2005).*
10.6	Amendment to the True Religion Apparel, Inc. 2005 Stock Incentive Plan (incorporated by reference from our Form 8-K Current Report, filed March 8, 2007).*
10.7	True Religion Apparel, Inc. Executive Cash Incentive Bonus Plan (incorporated by reference from our Form 8-K Current Report, filed April 3, 2008).*
10.8	Amendment No. 2 to Employment Agreement by and between the Company and Jeffrey Lubell dated September 12, 2008 (incorporated by reference from our Form 8-K Current Report, filed September 17, 2008). *

Exhibit No.	Description
10.9	Amended and Restated True Religion Apparel, Inc. 2009 Equity Incentive Plan (incorporated by reference from our Registration Statement on Form S-8, filed July 29, 2009).*
10.10	Employment Agreement by and between the Company and Lynne Koplin (incorporated by reference from our Form 8-K Current Report, filed January 6, 2010).*
10.11	Summary of Board of Directors Compensation.*†
10.12	Employment Agreement, dated as of May 13, 2010, by and between the Company and Michael Egeck (incorporated by reference from our Form 10-Q Quarterly Report, filed August 5, 2010).*
10.13	Amendment to Employment Agreement by and between the Company and Michael Egeck dated August 13, 2010 (incorporated by reference from our Form 10-K Annual Report filed on March 14, 2011).*
10.14	Amendment to Employment Agreement by and between the Company and Lynne Koplin dated August 13, 2010 (incorporated by reference from our Form 10-K Annual Report, filed March 14, 2011).*
10.15	Employment Agreement by and between the Company and Peter Collins dated August 13, 2010 (incorporated by reference from our Form 8-K Current Report, filed August 13, 2010).*
10.16	Amendment to Standard Industrial/Commercial Single-Tenant Lease, among SDJ Enterprises, Ltd., Guru Denim, Inc. and the Company dated November 22, 2010 (incorporated by reference from our Form 10-K Annual Report, filed March 14, 2011).
10.17	Second amendment to Employment Agreement, dated October 27, 2011, by and between Lynne Koplin and the Company (incorporated by reference from our Form 10-Q Quarterly Report, filed November 2, 2011).*
14.1	True Religion Apparel, Inc. Code of Conduct.†
21.1	Subsidiaries of the Company.†
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.†
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.†
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.†
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

TRUE RELIGION APPAREL, INC.
Dated: February 28, 2012	/s/ JEFFREY LUBELL Jeffrey Lubell Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JEFFREY LUBELL Jeffrey Lubell	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2012
/s/ PETER F. COLLINS Peter F. Collins	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012
/s/ JOSEPH H. COULOMBE Joseph H. Coulombe	Director	February 23, 2012
/s/ G. LOUIS GRAZIADIO III G. Louis Graziadio III	Director	February 23, 2012
/s/ ROBERT L. HARRIS, II Robert L. Harris, II	Director	February 24, 2012
/s/ MARK S. MARON Mark S. Maron	Director	February 23, 2012
/s/ MARCELLO BOTTOLI Marcello Bottoli	Director	February 24, 2012
/s/ SETH R. JOHNSON Seth R. Johnson	Director	February 23, 2012

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

        Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        Our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
True Religion Apparel, Inc.
Vernon, California:

We have audited the internal control over financial reporting of True Religion Apparel, Inc. and Subsidiaries ("the Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
True Religion Apparel, Inc.
Vernon, California:

We have audited the accompanying consolidated balance sheets of True Religion Apparel, Inc. and Subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of True Religion Apparel, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 28, 2012

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par amounts)

	As of December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$200,366	$153,792
Accounts receivable, net of allowances	23,959	27,856
Inventories	53,320	41,691
Deferred income tax assets	7,027	9,660
Prepaid income taxes	3,879	—
Prepaid expenses and other current assets	12,137	10,280

Total current assets	300,688	243,279

Property and equipment, net	53,698	48,448
Deferred income tax assets	1,271	—
Other assets	4,496	4,157

TOTAL ASSETS	$360,153	$295,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$22,872	$17,234
Accrued salaries, wages and benefits	11,506	9,501
Income taxes payable	6,538	4,711

Total current liabilities	40,916	31,446

Long-term deferred rent	13,986	11,286
Long-term deferred income tax liabilities	2,224	2,195
Long-term income taxes payable	604	—

Total long-term liabilities	16,814	13,481

Total liabilities	57,730	44,927

Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	2,635	1,925

Stockholders' Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,492 and 25,336 issued and outstanding, respectively	3	3
Additional paid in capital	77,950	66,468
Retained earnings	221,122	181,634
Accumulated other comprehensive income, net of tax	713	927

Total stockholders' equity	299,788	249,032

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$360,153	$295,884

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net sales	$419,798	$363,714	$311,001
Cost of sales	147,969	133,735	115,439

Gross profit	271,829	229,979	195,562
Selling, general, and administrative expenses	197,218	160,057	117,965

Operating income	74,611	69,922	77,597
Other expense (income), net	637	(403)	(169)

Income before provision for income taxes	73,974	70,325	77,766
Provision for income taxes	28,197	26,690	30,434

Net income	45,777	43,635	47,332
Less: Net income attributable to redeemable noncontrolling interest	810	139	—

Net income attributable to True Religion Apparel, Inc.	$44,967	$43,496	$47,332

Earnings per share attributable to True Religion Apparel, Inc:
Basic	$1.81	$1.78	$1.97

Diluted	$1.80	$1.75	$1.92

Weighted average shares outstanding:
Basic	24,856	24,495	23,993

Diluted	25,026	24,852	24,659

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,777	$43,635	$47,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,750	9,842	6,492
Provision for bad debts	1,209	556	99
Stock-based compensation	10,736	13,059	11,899
Tax benefit from stock-based compensation	746	3,569	54
Excess tax benefit from stock-based compensation	(1,196)	(3,569)	(54)
Deferred income taxes	1,396	(1,421)	(642)
Impairment of property and equipment	1,353	500	—
Other, net	86	141	206
Changes in operating assets and liabilities:
Accounts receivable	2,600	(1,111)	5,779
Inventories	(11,723)	(5,329)	(8,719)
Prepaid expenses and other current assets	(1,884)	(2,733)	(2,861)
Other assets	(311)	(1,803)	(280)
Accounts payable and accrued expenses	6,959	4,471	2,800
Accrued salaries, wages and benefits	2,010	659	1,954
Prepaid income taxes and income taxes payable	(1,444)	3,859	(884)
Long-term deferred rent	2,704	3,436	3,315

Net cash provided by operating activities	71,768	67,761	66,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,676)	(17,446)	(20,082)
Sales of investments	—	4,950	4,900
Business acquisition	—	(845)	—
Expenditures to establish trademarks	(93)	(176)	(128)

Net cash used in investing activities	(20,769)	(13,517)	(15,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Statutory tax withholding payment for stock-based compensation	(5,479)	(9,671)	(3,031)
Excess tax benefit from stock-based compensation	1,196	3,569	54

Net cash used in financing activities	(4,283)	(6,102)	(2,977)

Effect of exchange rate changes in cash	(142)	119	83
Net increase in cash and cash equivalents	46,574	48,261	48,286
Cash and cash equivalents, beginning of year	153,792	105,531	57,245

Cash and cash equivalents, end of year	$200,366	$153,792	$105,531

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)

	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at January 1, 2009	24,450	$2	$38,554	$186	$103,508	$142,250

Net income attributable to True Religion Apparel, Inc. for the year ended December 31, 2009				—	47,332	47,332
Other comprehensive income, net:
Cumulative translation adjustment				16		16

Comprehensive net income						47,348
Stock-based compensation			11,899	—		11,899
Issuance of restricted shares	1,135	1	(1)	—		—
Retirement of common stock	(223)	—	—	—	(3,031)	(3,031)
Forfeiture of restricted shares	(112)	—	—	—		—
Tax deficiency on stock-based compensation			(612)	—		(612)

Balance at December 31, 2009	25,250	$3	$49,840	$202	$147,809	$197,854
Net income attributable to True Religion Apparel, Inc. for the year ended December 31, 2010				—	43,496	43,496
Other comprehensive income, net:
Cumulative translation adjustment				725		725

Comprehensive net income						44,221
Stock-based compensation			13,059	—		13,059
Issuance of restricted shares	693	—	—	—		—
Retirement of common stock	(393)	—	—	—	(9,671)	(9,671)
Forfeiture of restricted shares	(214)	—	—	—		—
Tax benefit on stock-based compensation			3,569	—		3,569

Balance at December 31, 2010	25,336	$3	$66,468	$927	$181,634	$249,032
Net income attributable to True Religion Apparel, Inc. for the year ended December 31, 2011				—	44,967	44,967
Other comprehensive income, net:
Cumulative translation adjustment				(214)		(214)

Comprehensive net income						44,753
Stock-based compensation			10,736	—		10,736
Issuance of restricted shares	649	—	—	—		—
Retirement of common stock	(228)	—	—	—	(5,479)	(5,479)
Forfeiture of restricted shares	(265)	—	—	—		—
Tax benefit on stock-based compensation			746	—		746

Balance at December 31, 2011	25,492	$3	$77,950	$713	$221,122	$299,788

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

        We operate in four primary business segments: U.S. Consumer Direct, International, U.S. Wholesale, and Core Services. We sell directly to consumers in the United States through full-price stores, outlet stores and through our retail internet site located at www.truereligionbrandjeans.com. Our International sales are made through a variety of channels, including subsidiaries and a joint venture that operate retail stores and sell to wholesale customers who operate retail stores; distributors who warehouse products at their expense and then ship to, and collect payment from, their customers; and directly to wholesale customers who operate retail stores. As of December 31, 2011, our International segment includes four full price stores and one outlet store in the United Kingdom, three full price stores and one outlet store in Germany, two full price stores and one outlet store in Canada, one full price store and two outlet stores in Japan, and one outlet store in the Netherlands. Our U.S. Wholesale sales are made to leading nationwide premium department stores, specialty retailers and boutiques, and off-price retailers. In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. This licensing business is included in our Core Services segment. Our corporate operations, which include the design, production, marketing, distribution, credit, customer service, information technology, accounting, executive, legal, and human resources departments, are also included in the Core Services segment.

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

        Significant estimates inherent in the preparation of the accompanying consolidated financial statements include reserves for customer returns, chargebacks, allowances for bad debts, inventory valuation, contingencies, valuation of long-lived assets, fixed asset useful lives, income taxes and other tax contingencies, and the valuation of stock-based compensation and related forfeiture rates.

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

        Wholesale sales within our U.S. Wholesale and International segments are recognized at the time title passes and risk of loss is transferred to the customer. Sales are recorded net of estimates for returns, discounts, operational chargebacks and markdown allowances. Returns and allowances require pre-approval by management and discounts are based on trade terms. We review and refine these estimates on a quarterly basis using historical trends, seasonal results, and current economic and market conditions. Our historical estimates of these costs have not differed materially from actual results.

        Retail store sales are recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.truereligionbrandjeans.com are recognized upon estimated delivery of the shipment to the customers. E-commerce sales also are reduced by an estimate of returns. Retail store sales and E-commerce sales exclude sales taxes. We recognize revenue associated with our gift cards upon redemption of the gift card. In addition, we may recognize revenue from gift cards in the future when we determine that the likelihood of the gift card being redeemed is remote and that we have no legal obligation to remit the unredeemed gift card to relevant jurisdictions. We will utilize historical redemption patterns to consider the likelihood of gift card redemption. During 2011, 2010 and 2009, no revenue was recognized related to gift card breakage.

        Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from our licensees.

Classification of Certain Costs and Expenses

        We classify merchandise, inbound freight costs and out-bound shipping costs in cost of sales. Selling, general & administrative expenses ("SG&A") include merchandise design and pre-production,

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

marketing and advertising, sales commissions, customer service, U.S. Consumer Direct expenses and general and administrative expenses. U.S. Consumer Direct expenses include wages and commissions, retail occupancy costs, supplies and direct segment management costs. General and administrative expenses include wages and performance compensation for our executive, finance, human resources, legal, and information systems departments, headquarters occupancy costs (including the portion used by the distribution function), and professional service costs. Included in selling, general and administrative expenses in the accompanying consolidated statements of income are handling charges of $4.8 million, $4.5 million and $4.0 million in 2011, 2010 and 2009, respectively.

Advertising Costs

        Advertising costs, including the costs to produce advertising, are expensed when the advertisement is first exhibited. Cooperative advertising costs paid to wholesale customers are expensed as an advertising cost because the identified advertising benefit is sufficiently separable from the purchase of our products by the wholesale customers and the fair value of such benefit is reasonably measurable. These advertising expenses are recorded as a component of SG&A in the accompanying consolidated statements of income. Advertising expenses amounted to $7.9 million, $8.0 million and $5.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Comprehensive Income

        Comprehensive income for the years ended December 31, 2011, 2010 and 2009, consists of net income and cumulative translation adjustments.

Net Income per Common Share

        Net income per common share is determined in accordance with FASB ASC 260, Earnings per Share. Basic net income per common share is computed based upon the weighted average number of common shares outstanding, and diluted net income per common share is computed based upon the weighted average number of common shares outstanding plus dilutive common share equivalents outstanding during the periods using the treasury stock method. Dilutive common share equivalents consist of restricted stock awards, other than performance awards, which are excluded from diluted shares outstanding until the performance condition is achieved. Once the performance condition is achieved on performance awards, the shares are included in diluted common share equivalents weighted from the beginning of the quarter during which the minimum performance condition was achieved.

Stock-Based Compensation

        We recognize restricted stock compensation expense, net of estimated forfeitures, for awards with only service conditions using the straight-line method over the requisite service period of the entire award. The requisite service period is the period during which a director or an employee is required to provide service in exchange for an award, which often is the vesting period. If a portion of the restricted stock vests immediately or in another period such that the cumulative vested amount exceeds the cumulative straight line expense amount, we record compensation expense equal to at least the cumulative compensation expense of the vested amount of the restricted stock. Compensation expense

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for restricted stock awards with performance based conditions is recognized on an accelerated basis using the graded attribution method over the requisite service period.

Cash and Cash Equivalents

        We consider all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair market value. As of December 31, 2011 and 2010, cash equivalents consist of an investment in a money market fund that invests only in U.S. Treasury securities.

Accounts Receivable

        Management evaluates our accounts receivables to assess if they will ultimately be collected. In performing this evaluation, significant judgment is used, including an analysis of specific risks on a customer-by-customer basis for larger accounts. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible. Based on historical losses, existing economic conditions and collection practices, our allowance for doubtful accounts has been estimated to be $0.9 million and $0.5 million at December 31, 2011 and 2010, respectively. Our actual credit losses for the periods presented have not significantly exceeded management's estimates.

Concentration of Credit Risks

        For the years ended December 31, 2011 and 2010, no sale to any one customer accounted for more than 10% of our net sales. For the year ended December 31, 2009, sales to one customer accounted for 15% of our net sales. As of December 31, 2011 and 2010, the percentage of our net accounts receivable due from one customer was 22% and 27%, respectively.

Inventories

        Wholesale and U.S. Consumer Direct inventories are stated at the lower of cost or market value. Cost is determined using the average cost which approximates the first-in, first-out method.

        Slow-moving merchandise is typically sold at prices exceeding our cost in our outlet stores or to wholesale customers who specialize in off-price merchandise. As of December 31, 2011 and 2010, we recorded inventory impairment reserves for slow-moving inventory of $0.8 million and $0.7 million, respectively, based upon analysis of balances on hand by style, recent sales trends, projected future sales, and historical markdown trends.

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

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment, Net

        Property and equipment, net, is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets, which are typically three years for computer systems and equipment, and trade show booths, five years for furniture and fixtures, and machinery and equipment, and three to ten years for leasehold improvements. Leasehold improvements are depreciated over periods equal to the shorter of the estimated useful lives of the respective assets or the lease term.

        Expenditures for repairs and maintenance are charged to operations as incurred, while renewals and betterments are capitalized.

        Property and equipment are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that projected undiscounted future net cash flows attributable to the asset (or asset group for our retail stores) are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its estimated fair value. As the majority of the long-lived assets in our stores are leasehold improvements that we specifically created for our operation and would not be utilized by other retailers in their typical operations, we estimate that the fair value of impaired long-lived assets is immaterial. The estimated cash flows used for this nonrecurring fair value measurement is considered a Level 3 input as defined in Note 2.

Income Taxes

        We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on differences between financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, it is determined that some portion of the tax benefit will not be realized.

        In accordance with FASB ASC 740, Accounting for Income Taxes ("FASB ASC 740"), we regularly evaluate the likelihood of recognizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances, and information available. For those benefits that we believe it is more likely than not that the benefit will be sustained, we recognize the largest amount we believe is cumulatively greater than 50% likely to be realized.

        We record interest and penalties, if any, on any underpayment of income taxes as a component of provision for income taxes and SG&A, respectively, in the accompanying consolidated statements of income.

Foreign Currency Translation

        The local currency is the functional currency for all of our significant international operations, except for our subsidiary in Switzerland, whose functional currency is Euros. In accordance with ASC 830-30, Foreign Currency Matters, assets and liabilities of our foreign operations are translated from

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

foreign currencies into U.S. dollars at period-end rates, while income and expense are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders' equity.

Foreign Currency Transaction Gains and Losses

        Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of income or accumulated other comprehensive income (loss), as appropriate.

Leases

        We lease our corporate headquarters facility and all of our retail stores. All of these leases are classified as operating leases and they expire at various dates through 2023. We have no significant individual or master lease agreements.

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

        In some lease agreements, we receive landlord incentives to reimburse us for leasehold improvements. These incentives are recorded as a deferred rent credit and recognized as a reduction to rent expense on a straight-line basis over the lease term. As of December 31, 2011 and 2010, landlord incentives comprised $6.3 million and $5.2 million, respectively, of the deferred rent credit balance.

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

        In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income in Accounting Standards Update No. 2011-05. This ASU temporarily delays the effective date of certain paragraphs in ASU No. 2011-05. Adoption of this ASU, which is effective for us at the beginning of 2012 (to coincide with the effective date of ASU No. 2011-05), is not expected to have a material impact on our consolidated financial statements, as it is deferring certain requirements of ASU 2011-05.

NOTE 3—CASH EQUIVALENTS AND INVESTMENTS

        As of December 31, 2011 and 2010, we held $175.1 million and $133.6 million, respectively, of cash equivalents, which consist of an investment in a money market fund that invests only in U.S. Treasury securities. These investments are measured at fair value using quoted prices in active markets (Level 1 input).

NOTE 4—ACCOUNTS RECEIVABLE

        We recorded the following allowances against our wholesale accounts receivable as of December 31 (amounts in thousands):

	2011	2010
Reserve for returns	$807	$390
Reserve for chargebacks and markdown allowances	316	597
Reserve for bad debt	860	566

Total	$1,983	$1,553

        In addition to the above reserves, we recorded an allowance for trade discounts of less than $0.1 million as of December 31, 2011 and $0.4 million as of December 31, 2010.

NOTE 5—INVENTORY

        Inventory consisted of the following as of December 31 (amounts in thousands):

	2011	2010
Raw Materials	$604	$1,284
Work-in-Progress	2,395	1,599
Finished Goods	50,321	38,808

Total	$53,320	$41,691

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following as of December 31 (amounts in thousands):

	2011	2010
Computer systems and equipment	$15,357	$9,916
Furniture and fixtures	9,498	7,568
Leasehold improvements	55,141	44,831
Machinery and equipment	4,412	3,308
Trade show booths	1,356	1,592
Construction in progress	1,896	3,404

	87,660	70,619
Less: accumulated depreciation	33,962	22,171

Property and equipment, net	$53,698	$48,448

        Construction in progress as of December 31, 2011 and 2010 primarily represents the capital expenditures for retail stores that have not opened, or information technology projects that have not been completed, as of the balance sheet date. When the stores are opened or the information technology projects are completed, these balances are transferred to the appropriate property and equipment category and depreciated according to their useful life.

        Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income, was $12.8 million, $9.8 million and $6.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        We recorded asset impairment charges of $1.4 million and $0.5 million, respectively, for the years ended December 31, 2011 and 2010. We did not record any asset impairment charges for the year ended December 31, 2009. The 2011 asset impairment charges cover three retail stores that were closed in 2011 or are planned to be closed in 2012, and three stores that are incurring net cash outflows from operations because their sales are below our expectations. The 2010 asset impairment charge covers one retail store that is incurring net cash outflows from operations because its sales are below our expectation.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consisted of the following as of December 31 (amounts in thousands):

	2011	2010
Accrued expenses	$7,597	$5,836
Accounts payable	6,761	3,580
Accrued sales and use taxes	2,582	2,632
Accrued percentage rent	1,785	2,029
Other	4,147	3,157

Accounts payable and accrued expenses	$22,872	$17,234

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—LICENSING REVENUE

        We have five license agreements whereby we granted to the licensee the right to use the True Religion Brand Jeans trademark and related intellectual property. Each licensee is required to pay us an annual royalty fee equal to the greater of a percentage of the licensee's actual annual net sales or minimum annual net sales (as defined in the underlying agreement). Additionally, each licensee will pay us an annual minimum advertising contribution fee equal to a percentage of the minimum annual net sales (as defined in the underlying agreement).

        We recognized licensing revenue of $3.2 million, $5.3 million and $4.3 million for the years ended December 31, 2011, 2010 and 2009 as a component of net sales in the accompanying consolidated statements of income. These licensing revenues included prepayments recognized ratably and estimated sales and royalties based on information obtained from the licensee.

NOTE 9—STOCK-BASED COMPENSATION

        In 2009, our Board of Directors and shareholders approved the True Religion Apparel, Inc. 2009 Equity Incentive Plan (the "2009 Incentive Plan"). Upon approval of the 2009 Incentive Plan by the shareholders, grants under the Company's 2005 Stock Incentive Plan (the "2005 Incentive Plan") were discontinued and any shares available for issuance under the 2005 Incentive Plan were rolled into the 2009 Incentive Plan. The 2009 Incentive Plan reserves for issuance an aggregate of 1,000,000 shares of common stock, increased by 613,761 shares that rolled into the plan from our 2005 Incentive Plan.

        The following table summarizes our annual stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income (amounts in thousands):

	December 31,
	2011	2010	2009
Stock-based compensation expense, before tax benefits	$10,736	$13,059	$11,899
Tax benefits	4,051	5,256	4,502

Stock-based compensation expense, after tax benefits	$6,685	$7,803	$7,397

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

Non-vested performance-based awards

        During the years ended December 31, 2011, 2010 and 2009, we awarded restricted stock to executive officers that vest over a period of two years, which is a service condition. Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary of the grant date and the remainder on the second anniversary of the grant date for a combined service

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

period of two years. In order for these performance awards to vest, the Company's annual adjusted earnings before interest and income tax expenses ("Adjusted EBIT") must exceed a minimum amount; depending upon the Company's actual annual Adjusted EBIT, additional restricted stock may be earned, up to a maximum amount. The actual number of shares of the performance-based award earned in 2011 was 327,422, which is equal to the sum of the "Awards granted in 2011, at maximum," less the "Performance forfeited" and "Service forfeited" amounts in the table below.

        The following table summarizes our performance restricted stock activities for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000's)
Prior year awards:
Non-vested, beginning of year	463,654	$21.87
Vested	(384,116)	$20.53
Service forfeited	(15,786)	$25.07

Non-vested, end of period	63,752

Awards granted in 2011, at maximum:	503,286	$22.95
Performance forfeited	(64,637)	$22.95
Service forfeited	(111,227)	$22.95

Non-vested, end of period	327,422

Total non-vested, end of period	391,174	$23.98	1.1	$13,527

        The estimated fair value of the performance-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 1.7% in 2011, 5.3% in 2010, and 3.4% in 2009; these forfeiture rate assumptions were based on historical experience adjusted for unusual, large forfeitures. The fair value of the performance-based stock awarded and earned during the years ended December 31, 2011, 2010 and 2009 was $7.5 million, $8.9 million, and $8.8 million, respectively. The total fair value of performance-based stock vested during the years ended December 31, 2011, 2010 and 2009 was $7.8 million, $7.4 million and $1.4 million, respectively. As of December 31, 2011, the total unamortized stock-based compensation expense related to the performance-based stock was $2.9 million, which is expected to be recognized over a weighted average period of 1.1 years.

        In May 2010, we entered into a Separation Agreement with a former executive which accelerated the vesting of his unvested 2009 performance share award and modified the service period requirement on a portion of his unvested 2010 performance share award. As a result of this separation agreement, we recorded an additional $3.0 million in stock-based compensation expense during year ended December 31, 2010 due to the modification of these awards.

Non-vested, service-based awards

        During the years ended December 31, 2011, 2010 and 2009, we awarded restricted stock to employees, officers and directors that vest over a period of up to three years.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes our non-vested, service-based, restricted stock activities for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000's)
Non-vested, beginning of year	284,262	$21.86
Granted	145,342	$23.29
Vested	(185,806)	$20.29
Forfeited	(73,736)	$25.17

Non-vested, end of period	170,062	$23.35	1.2	$5,881

        The estimated fair value of the non-vested, service-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 7.6% in 2011, 5.3% in 2010, and 3.4% in 2009; these forfeiture rate assumptions were based on historical experience adjusted for unusual, large forfeitures. The fair value of service-based stock awarded during the years ended December 31, 2011, 2010 and 2009 was $3.4 million, $6.2 million, and $2.8 million, respectively. The total fair value of service-based stock vested during the years ended December 31, 2011, 2010 and 2009 was $3.8 million, $4.8 million and $8.2 million, respectively. As of December 31, 2011, the total unamortized stock-based compensation expense related to the non-vested, service-based stock was $2.1 million, which is expected to be recognized over a weighted average period of 1.2 years.

        In June 2010, we granted an inducement award of 100,000 shares which were issued outside the 2009 Incentive Plan. In 2011, 66,670 unvested shares from this award were forfeited when we entered into a Separation Agreement with a former executive.

Minimum Statutory Income Taxes on Restricted Awards

        We have a practice of withholding common shares, upon an employee's or director's request, to satisfy employee and director minimum statutory income tax withholdings for restricted shares when they vest. During the years ended December 31, 2011, 2010 and 2009, we withheld 228,232, 393,000, and 223,275 shares for a total value of $5.5 million, $9.7 million and $3.0 million, respectively. These amounts are considered a financing activity and recorded as statutory tax withholding payment for stock-based compensation in the accompanying 2011, 2010 and 2009 consolidated statements of cash flows.

        We receive a tax deduction that may be different than our financial statement expense for restricted stock when it vests. FASB ASC 718, Compensation—Stock Compensation ("FASB ASC 718") requires cash flows resulting from tax benefits in excess of the related stock-based compensation to be classified as part of cash flows from financing activities. In accordance with FASB ASC 718, we reported $1.2 million, $3.6 million and $0.1 million of excess tax benefits as financing cash flows for the years ended December 31, 2011, 2010 and 2009, respectively. The total tax benefit (deficit) realized restricted stock vesting for the years ended December 31, 2011, 2010 and 2009 was $0.7 million, $3.6 million and $(0.6) million, respectively.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMITMENTS AND CONTINGENCIES

Leases

        We lease our headquarters facility and retail store locations under operating lease agreements expiring on various dates through January 2023. Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being recorded and amortized over the initial lease term on a straight-line basis. We have options to renew certain leases under various terms as specified within those lease agreements. We have no capitalized lease obligations.

        As of December 31, 2011, we had 143 long-term lease agreements, which consisted of 114 retail stores in the U.S., 16 international retail stores, our headquarters facility in Vernon, California which includes a parking annex, two showrooms in the U.S., and administrative offices and showrooms in Japan, South Korea, Hong Kong, Germany, Italy and Switzerland. Our leased properties aggregate 423,000 square feet of space, which consists of 153,000 square feet for our headquarters, international administrative and distribution facilities, 252,000 square feet of retail space and 18,000 square feet of showroom space. Our lease agreements for 112 of the retail stores leases require payment of a percentage of sales, ranging from 4% to 18%, if our net sales at the retail store exceed a defined threshold.

        Rent expense was $30.7 million, $24.1 million and $16.2 million in 2011, 2010 and 2009, respectively. These amounts include contingent rental expense of $3.8 million, $2.7 million and $1.6 million in 2011, 2010 and 2009, respectively.

        Future minimum lease payments under these operating leases as of December 31, 2011 are summarized as follows (amounts in thousands):

Year ending December 31,
2012	$24,919
2013	25,613
2014	25,789
2015	25,482
2016	24,944
Thereafter	77,409

Total minimum lease payments	$204,156

        Subsequent to December 31, 2011, we entered into 9 new retail leases, which have expiration dates through January 2023 and future minimum lease payments of approximately $12.1 million.

Legal Proceedings

        From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. In 2011, we entered into litigation settlements totaling $2.2 million, of which $1.5 million had been paid as of December 31, 2011. As of the date of this report, we do not believe there are any currently identified claims, proceedings or litigation, either alone or in the aggregate, that will have a material impact on our results of operations, financial

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

position or cash flows. Since these matters are subject to inherent uncertainties, our view of them may change in the future.

NOTE 11—REDEEMABLE NONCONTROLLING INTEREST

        In July 2010, we entered into a joint venture agreement through our newly formed wholly owned subsidiary, True Religion Brand Jeans Germany GmbH ("TRBJ Germany"), with our former German distributor, UNIFA Premium GmbH ("UP") for the wholesale and retail distribution of True Religion Brand Jeans products in Germany, Switzerland, Austria, the Netherlands, Belgium and Luxembourg. In connection with the joint venture start-up, we canceled the distribution agreement with UP and entered into a new distribution agreement with TRBJ Germany. Plus, we entered into an agreement with UP whereby we purchased certain assets, including inventory and fixed assets, of UP for an immaterial cash payment; and, UP purchased a redeemable noncontrolling interest in TRBJ Germany. Following these transactions, we own a controlling 60% interest in TRBJ Germany, and UP owns a 40% interest. We have accounted for the transaction as a business combination and have allocated the total consideration consisting of cash and the 40% interest in TRBJ Germany to the tangible assets. Consideration transferred did not result in a purchase price excess, thus no goodwill was recognized as of our valuation date.

        The total purchase price allocation and consideration paid are summarized below (amounts in thousands):

Purchase Price Allocation as of August 1, 2010		Consideration Paid as of August 1, 2010
Fixed Assets	$642	Cash	$845
Inventory	1,449	Redeemable noncontrolling interest	1,763

Other assets	517	Total consideration paid	$2,608

Total assets acquired	$2,608

        The business of TRBJ Germany operates according to a joint venture agreement that includes a call option and a put option on UP's 40% redeemable noncontrolling interest, allowing us to purchase UP's shares (the call option) or UP to sell us their shares (the put option) at a purchase price equal to the fair market value of UP's shares at the time of delivery of the call or put option. Both options can be exercised beginning on the five year anniversary of the joint venture agreement and on every anniversary date thereafter. Additionally, the exercise of such options may be accelerated upon the occurrence of certain changes in control as defined in the joint venture agreement. As the redeemable interest is considered probable of becoming currently redeemable in the future, the redeemable interest will be adjusted to its estimated fair value at each reporting period. We calculated the fair value of the redeemable noncontrolling interest by discounting the estimated future cash flows of TRBJ Germany and determined that the fair value of the noncontrolling interest was lower than the carrying value as of December 31, 2011. As no previous increases have been recorded, the noncontrolling interest approximated the greater of the fair market value or the carrying value as of December 31, 2011. The noncontrolling interest approximated the carrying value as of December 31, 2010.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—REDEEMABLE NONCONTROLLING INTEREST (Continued)

        The following table presents a reconciliation of the redeemable noncontrolling interest for the years ended December 31 (amounts in thousands):

	2011	2010
Redeemable noncontrolling interest, January 1	$1,925	$—
Net income attributable to redeemable noncontrolling interest	810	139
Foreign currency translation adjustment	(100)	23
Capital contributions by redeemable noncontrolling interest	—	1,763

Redeemable noncontrolling interest, December 31	$2,635	$1,925

NOTE 12—INCOME TAXES

        Total income (loss) before provision for income taxes and noncontrolling interest is comprised of the following for the years ended December 31 (amounts in thousands):

	2011	2010	2009
Domestic operations	$76,798	$68,009	$77,472
Foreign operations	(2,824)	2,316	294

Income before provision for income taxes and noncontrolling interest	$73,974	$70,325	$77,766

        Income tax expense (benefit) consists of the following for the years ended December 31 (amounts in thousands):

	2011	2010	2009
Current income tax:
Federal	$23,791	$21,818	$23,967
State and local	3,244	5,386	7,098
Foreign	811	907	11

Total current income tax expense	27,846	28,111	31,076

Deferred income taxes:
Federal	737	(851)	(480)
State and local	313	(328)	(334)
Foreign	(699)	(242)	172

Total deferred income tax expense (benefit)	351	(1,421)	(642)

Total income tax expense	$28,197	$26,690	$30,434

        Except where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as the Company intends to invest those earnings in the foreign operations for an indefinite period of time. Undistributed earnings of foreign subsidiaries as of December 31, 2011, 2010 and 2009 was $0.4 million, $1.1 million and $0, respectively. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

        A reconciliation of the statutory federal income tax rate to the effective tax rate on income before provision for income taxes for the years ended December 31 is as follows:

	2011	2010	2009
Tax provision at statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.1	4.8	5.7
Domestic production deduction	(2.6)	(2.2)	(1.8)
Foreign rate differential	2.0	(0.2)	—
Foreign source income	0.2	0.2	—
Other	0.4	0.4	0.2

Effective tax rate	38.1%	38.0%	39.1%

        Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts recorded for income tax purposes. The major components of deferred tax assets and liabilities are as follows as of December 31 (amounts in thousands):

	2011	2010
Current deferred tax assets:
Compensation	$3,943	$4,199
Inventory	1,541	2,900
Bad debt	259	203
Legal reserves	722	—
State taxes, net of federal benefits	485	896
Other	77	1,462

Total current deferred tax assets	7,027	9,660

Long term deferred tax (liability) asset:
Lease incentives	2,938	2,409
Fixed assets	(5,284)	(4,604)
Net operating losses	692	—
Other	701	—

Total long-term deferred tax liability	(953)	(2,195)

Total net deferred tax asset	$6,074	$7,465

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, is as follows (amounts in thousands):

	2011	2010	2009
Unrecognized tax benefit at beginning of year	$897	$418	$127
Increase to tax positions in prior periods	132	—	241
Decrease to tax positions in prior periods	(132)	—	—
Increase to tax positions in current period	—	479	50
Lapse of statute	(31)	—	—

Unrecognized tax benefit at end of year	$866	$897	$418

        As of December 31, 2011, 2010 and 2009, we had $0.9 million, $0.9 million and $0.4 million, respectively, of gross unrecognized tax benefits. The change in the accrual balance from December 31, 2010 to December 31, 2011 resulted from the uncertainty about the timing of income that will be taxable in the United States associated with our international expansion. As of December 31, 2011, 2010 and 2009, we had $0.6 million, $0.3 million and $0, respectively, of unrecognized tax benefits, which, if recognized, would impact our annual effective tax rate. The penalties and interest as of December 31, 2011 and December 31, 2010, included in the results of operations, are immaterial.

        The Company and its subsidiaries are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions. We are no longer subject to federal or non-U.S. income tax examinations for years before 2008 or state and local examinations before 2007. As of December 31, 2011, our U.S. federal tax return for 2009 is under examination as well as our California tax return for 2004 through 2007 based on amended returns filed in 2009. The Company does not expect the results of these or other such income tax audits will have a material impact on our results of operations, financial position or cash flows.

        The Company has foreign net operating loss carryforwards for tax purposes in jurisdictions outside the U.S. totaling $6.4 million as of December 31, 2011. The net operating loss carryforward created in Switzerland amounts to $6.1 million and will expire in 2018. The Company has immaterial carryforwards in Hong Kong, the United Kingdom and Luxembourg.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—EARNINGS PER SHARE

        The following is a reconciliation of the shares used to compute basic and diluted earnings per share attributable to True Religion Apparel, Inc. for the years ended December 31 (in thousands, except per share information):

	2011	2010	2009
Net income attributable to True Religion Apparel, Inc.	$44,967	$43,496	$47,332

Basic shares	24,856	24,495	23,993
Dilutive effect of unvested restricted stock awards	170	357	666

Diluted shares	25,026	24,852	24,659

Earnings per share attributable to True Religion Apparel, Inc.—basic	$1.81	$1.78	$1.97
Earnings per share attributable to True Religion Apparel, Inc.—diluted	$1.80	$1.75	$1.92

        For the years ended December 31, 2011 and 2010, no restricted awards were excluded from the calculation of dilutive shares.

NOTE 14—COMPREHENSIVE INCOME

        Comprehensive income consists of net income and cumulative translation adjustments. A reconciliation of other comprehensive income is shown in the table for the years ended December 31 (amounts in thousands):

	2011	2010	2009
Net income	$45,777	$43,635	$47,332
Cumulative translation adjustment	(314)	748	16

Comprehensive income	45,463	44,383	47,348
Comprehensive income attributable to redeemable noncontrolling interest	(710)	(162)	—

Comprehensive income attributable to True Religion Apparel, Inc.	$44,753	$44,221	$47,348

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

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        Summarized financial information concerning our reportable segments is shown in the following table for the years ended December 31 (amounts in thousands):

	2011	2010	2009
Net sales:
U.S. Consumer Direct	$251,334	$189,097	$129,030
International	78,974	64,443	54,479
U.S. Wholesale	86,268	104,874	123,203
Core Services	3,222	5,300	4,289

Total net sales	$419,798	$363,714	$311,001

Gross profit:
U.S. Consumer Direct	$178,341	$136,915	$95,276
International	45,821	34,402	30,115
U.S. Wholesale	44,445	53,362	65,882
Core Services	3,222	5,300	4,289

Total gross profit	$271,829	$229,979	$195,562

Operating income:
U.S. Consumer Direct	$88,453	$64,641	$44,766
International	15,927	17,487	25,167
U.S. Wholesale	37,116	46,265	60,107
Core Services	(66,885)	(58,471)	(52,443)

Total operating income	$74,611	$69,922	$77,597

Capital expenditures
U.S. Consumer Direct	$12,979	$11,818	$14,437
International	5,521	3,084	347
U.S. Wholesale	511	573	116
Core Services	1,665	1,971	5,182

Total capital expenditures	$20,676	$17,446	$20,082

Total assets
U.S. Consumer Direct	$78,089	$68,418
International	41,700	24,940
U.S. Wholesale	26,182	35,001
Core Services	214,182	167,525

Total assets	$360,153	$295,884

        As of December 31, 2011 and 2010, $318.6 million and $274.1 million, respectively, of our assets were located in the United States. Also, at December 31, 2011 and 2010, we had accounts receivable due from foreign distributors of $2.4 million and $5.5 million, respectively, and trademarks of $0.4 million and $0.3 million, respectively, associated with foreign countries. The U.S. Wholesale segment did not have net sales to any one customer exceeding 10% of our net sales as of December 31, 2011 and 2010 and had net sales to one customer exceeding 10% of our net sales as of

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

December 31, 2009, which amounted to $41.1 million. Our 2011 net sales categorized by gender were approximately as follows: men—53%; women—44%; and kids—3%. Our 2010 net sales categorized by gender were approximately as follows: men—48%; women—48%; and kids—4%. Our 2009 net sales categorized by gender were approximately as follows: women—55%; men—41%; and kids—4%.

        Retail occupancy costs, which includes rent expense, real estate taxes and property insurance, included in U.S. Consumer Direct expenses amount to $26.9 million, $22.2 million and $16.5 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 16—QUARTERLY INFORMATION (UNAUDITED)

        The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010 (amounts in thousands, except per share data):

Year ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$93,762	$98,263	$108,364	$119,409
Gross profit	$60,745	$64,368	$70,190	$76,526
Net income attributable to True Religion Apparel, Inc.	$8,983	$9,433	$12,085	$14,466
Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$0.36	$0.38	$0.48	$0.58
Diluted	$0.36	$0.38	$0.48	$0.57

Year ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$77,872	$82,184	$92,751	$110,907
Gross profit	$49,975	$52,674	$57,568	$69,762
Net income attributable to True Religion Apparel, Inc.	$8,396	$7,533	$11,779	$15,788
Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$0.35	$0.31	$0.48	$0.64
Diluted	$0.34	$0.30	$0.48	$0.63

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

        During the years ended December 31, 2011, 2010 and 2009, we paid taxes in the amount of $27.5 million, $20.7 million and $31.1 million, respectively.

        As of December 31, 2011 and 2010, we had recorded the purchase of $0.5 million and $1.8 million, respectively, of property and equipment that had not yet been paid for. These amounts have been excluded from "Purchases of property and equipment" and "Accounts payable and accrued expenses" in the accompanying consolidated cash flows.

        During the year ended December 31, 2010, noncash investing activity relating to the purchase of the German joint venture was $1.8 million.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2011
Reserve for returns	$390	$3,425	$(3,008)	$807
Reserve for chargebacks and markdown allowances	$597	$362	$(643)	$316
Reserve for bad debt	$566	$1,176	$(882)	$860
2010
Reserve for returns	$606	$4,211	$(4,427)	$390
Reserve for chargebacks and markdown allowances	$467	$655	$(525)	$597
Reserve for bad debt	$297	$556	$(287)	$566
2009
Reserve for returns	$474	$829	$(697)	$606
Reserve for chargebacks and markdown allowances	$439	$952	$(924)	$467
Reserve for bad debt	$266	$99	$(68)	$297