Form 10-Q
period 2012-03-31
TRUE RELIGION APPAREL INC
filed 2012-05-02
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended March 31, 2012

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

As of April 27, 2012 25,790,315 shares of common stock were outstanding.

TRUE RELIGION APPAREL, INC.

ii

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$204,197	$200,366
Accounts receivable, net of allowances	26,028	23,959
Inventories	57,614	53,320
Deferred income tax assets	4,549	7,027
Prepaid income taxes	3,534	3,879
Prepaid expenses and other current assets	9,786	12,137
Total current assets	305,708	300,688
Property and equipment, net	55,622	53,698
Deferred income tax assets	1,027	1,271
Other assets	4,837	4,496
TOTAL ASSETS	$367,194	$360,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$25,058	$22,872
Accrued salaries, wages and benefits	8,608	11,506
Income taxes payable	3,328	6,538
Total current liabilities	36,994	40,916
Long-term deferred rent	14,807	13,986
Long-term deferred income tax liabilities	2,227	2,224
Long-term income tax payable	617	604
Total long-term liabilities	17,651	16,814
Total liabilities	54,645	57,730

Commitment and contingencies

Redeemable noncontrolling interest	3,017	2,635

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,755 and 25,492 issued and outstanding, respectively	3	3
Additional paid-in capital	81,570	77,950
Retained earnings	227,302	221,122
Accumulated other comprehensive income, net	657	713
Total stockholders’ equity	309,532	299,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$367,194	$360,153

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$106,785	$93,762

Cost of sales	37,884	33,017

Gross profit	68,901	60,745

Selling, general and administrative expenses	51,666	45,890

Operating income	17,235	14,855

Other (income) expense, net	(851)	80

Income before provision for income taxes	18,086	14,775

Provision for income taxes	7,373	5,730

Net income	10,713	9,045

Less: Net income attributable to redeemable noncontrolling interest	300	62

Net income attributable to True Religion Apparel, Inc.	$10,413	$8,983

Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$0.42	$0.36
Diluted	$0.41	$0.36

Weighted average shares outstanding:
Basic	24,957	24,665
Diluted	25,354	25,073

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$10,713	$9,045
Cumulative translation adjustment	26	388
Comprehensive income	10,739	9,433
Comprehensive income attributable to redeemable noncontrolling interest	(382)	(191)
Comprehensive income attributable to True Religion Apparel, Inc.	$10,357	$9,242

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,713	$9,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,352	3,004
Provision for bad debts	—	88
Stock-based compensation	3,217	3,404
Tax benefit from stock-based compensation	403	704
Excess tax benefit from stock-based compensation	(505)	(704)
Deferred income taxes	2,744	3,709
Other, net	20	(10)
Changes in operating assets and liabilities:
Accounts receivable	(1,851)	1,611
Inventories	(4,066)	(4,752)
Prepaid expenses and other current assets	2,387	2,766
Other assets	(304)	(144)
Accounts payable and accrued expenses	1,807	1,694
Accrued salaries, wages and benefits	(2,916)	(4,679)
Prepaid income taxes and income taxes payable	(3,301)	(5,696)
Long-term deferred rent	780	841
Net cash provided by operating activities	12,480	10,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,760)	(4,571)
Expenditures to establish trademarks	—	(34)
Net cash used in investing activities	(4,760)	(4,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Statutory tax withholding payment for stock-based compensation	(4,233)	(4,447)
Excess tax benefit from stock-based compensation	505	704
Net cash used in financing activities	(3,728)	(3,743)

Effect of exchange rate changes in cash	(161)	(113)

Net increase in cash and cash equivalents	3,831	2,420
Cash and cash equivalents, beginning of period	200,366	153,792
Cash and cash equivalents, end of period	$204,197	$156,212

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Description of the Business

True Religion Apparel, Inc. and subsidiaries (referred to in the Quarterly Report on Form 10-Q as “the Company,” “our,” or “we”) designs, markets, sells and distributes premium fashion apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.” Our products include jeans, pants, woven and knit tops and outerwear made from denim, fleece, jersey and other fabrics. We are known for our unique fits, washes and styling details. Our products are distributed through multiple wholesale and retail segments on six continents, including North America, Europe, Asia, Australia, Africa and South America.

We operate in four primary business segments: U.S. Consumer Direct, International, U.S. Wholesale, and Core Services. We sell directly to consumers in the United States through full-price stores, outlet stores and through our retail internet site located at www.truereligionbrandjeans.com. As of March 31, 2012, we operated 79 full price stores and 30 outlet stores in the U.S.  Our International sales are made through a variety of channels, including subsidiaries and a joint venture that operate retail stores and sell to wholesale customers who operate retail stores; distributors who warehouse products at their expense and then ship to, and collect payment from, their customers; and directly to wholesale customers who operate retail stores. As of March 31, 2012, our International segment includes four full price stores and one outlet store in the United Kingdom, three full price stores and one outlet store in Germany, two full price stores and two outlet stores in Canada, two full price stores and two outlet stores in Japan, and one outlet store in the Netherlands.  Our U.S. Wholesale sales are made to leading nationwide premium department stores, specialty retailers and boutiques, and off-price retailers. In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. This licensing business is included in our Core Services segment.  Our corporate operations, which include the design, production, marketing, distribution, credit, customer service, information technology, accounting, executive, legal, and human resources departments, are also included in the Core Services segment.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of True Religion Apparel, Inc., its subsidiaries, and its majority-owned subsidiary, which operates according to a joint venture agreement with its noncontrolling interest holder. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Religion Apparel, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. The same accounting policies are followed for preparing quarterly and annual financial information. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Concentration of Credit Risks

As of March 31, 2012 and December 31, 2011, the percentage of our net accounts receivable due from one customer was 17% and 22%, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include reserves for customer returns, chargebacks, allowances for bad debts, inventory valuation, contingencies, valuation of long-lived assets, fixed asset useful lives, income taxes and other tax contingencies, and the valuation of stock-based compensation and related forfeiture rates.

Gift Cards

We sell gift cards with no expiration dates to customers.  We recognize revenue associated with our gift cards upon redemption of the gift card.  In addition, we may recognize revenue from gift cards in the future when we determine that the likelihood of the gift card being redeemed is remote and that we have no legal obligation to remit the unredeemed gift card to relevant jurisdictions.  We will utilize historical redemption patterns to consider the likelihood of gift card redemption.  During the three months ended March 31, 2012 and 2011, no revenue was recognized related to gift card breakage.

NOTE 3 — Cash Equivalents

As of March 31, 2012 and December 31, 2011, we held $184.9 million and $175.1 million, respectively, of cash equivalents, which consist of an investment in a money market fund that invests only in U.S. Treasury securities.  These investments are measured at fair value using quoted prices in active markets (Level 1 input).

NOTE 4 — Accounts Receivable

We recorded the following allowances against our wholesale accounts receivable (amounts in thousands):

	As of March 31,	As of December 31,
	2012	2011
Reserve for returns	$662	$807
Reserve for chargebacks and markdown allowances	74	316
Reserve for bad debt	529	860
Total	$1,265	$1,983

In addition to the above reserves, we recorded an allowance for trade discounts of less than $0.1 million as of March 31, 2012 and December 31, 2011.

NOTE 5 — Inventories

Inventories consisted of the following (amounts in thousands):

	As of March 31,	As of December 31,
	2012	2011
Raw materials	$412	$604
Work-in-progress	2,549	2,395
Finished goods	54,653	50,321
Total	$57,614	$53,320

NOTE 6 — Property and Equipment, net

Property and equipment consisted of the following (amounts in thousands):

	As of March 31,	As of December 31,
	2012	2011
Computer systems and equipment	$15,971	$15,357
Furniture and fixtures	10,146	9,498
Leasehold improvements	56,065	55,141
Machinery and equipment	4,528	4,412
Trade show booths	1,390	1,356
Construction in progress	4,228	1,896
	92,328	87,660
Less: accumulated depreciation	36,706	33,962
Property and equipment, net	$55,622	$53,698

Construction in progress as of March 31, 2012 and December 31, 2011 primarily represents the capital expenditures for retail stores that have not opened, or information technology projects that have not been completed, as of the balance sheet date.  When the stores are opened or the information technology projects are completed, these balances will be transferred to the appropriate property and equipment category and depreciated according to their useful life.

Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $3.4 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively.

NOTE 7—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (amounts in thousands):

	As of March 31,	As of December 31,
	2012	2011
Accounts payable	$9,536	$6,761
Accrued expenses	7,628	7,597
Accrued sales and use taxes	1,618	2,582
Accrued percentage rent	1,345	1,785
Other	4,931	4,147
Accounts payable and accrued expenses	$25,058	$22,872

NOTE 8 — Stock-based Compensation

The following table summarizes our stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (amounts in thousands):

	Three Months Ended
	March 31,
	2012	2011
Stock-based compensation expense, before income tax benefit	$3,217	$3,404
Income tax benefit	1,214	1,407
Stock-based compensation expense, after income tax benefit	$2,003	$1,997

Restricted Stock Awards

Restricted shares awarded under the 2009 Incentive Plans entitle the shareholder to all the rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee of the Board of Directors and may not exceed 10 years. Restricted stock awards have generally been granted with vesting periods of up to three years. Subject to employment agreements entered into with senior executives, all unvested restricted shares are forfeited if the recipient of the restricted stock award no longer provides services, as defined, to us.

Non-vested performance-based awards

During the three months ended March 31, 2012 and 2011, we awarded restricted stock to executive officers that vest over a period of two years, which is a service condition.  Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary of the grant date and the remainder on the second anniversary of the grant date for a combined service period of two years.  In order for these performance awards to vest, the Company’s annual adjusted earnings before interest and income tax expenses (“Adjusted EBIT”) must exceed a minimum amount; depending upon the Company’s actual annual Adjusted EBIT, additional restricted stock may be earned, up to a maximum amount.

The following table summarizes our performance-based restricted stock activities for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000’s)
Prior year awards:
Non-vested, beginning of year	391,174	$23.98
Vested	(281,896)	$24.41
Service forfeited	—	$—
Non-vested prior year awards, end of period	109,278

Awards granted in 2012, at maximum:	353,215	$26.04
Performance forfeited	—	$—
Service forfeited	—	$—
Non-vested current year awards, end of period	353,215
Total non-vested, end of period	462,493	$25.31	1.8	$12,672

The estimated fair value of the performance-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 1.4% as of March 31, 2012; this forfeiture rate assumption is based on historical experience adjusted for unusual, large forfeitures.  The fair value of the performance-based stock awarded in the three months ended March 31, 2012 and 2011 was $9.2 million and $11.6 million, respectively.  The total fair value of performance-based stock vested during the three months ended March 31, 2012 and 2011 was $6.9 million and $7.1 million, respectively.  As of March 31, 2012, the total unamortized stock-based compensation expense related to the performance-based stock was $9.0 million, which is expected to be recognized over a weighted average period of 1.8 years.

Non-vested service-based awards

During the three months ended March 31, 2012 and 2011, we awarded restricted stock to employees and directors that vest over a period of up to three years.

The following table summarizes our non-vested service-based restricted stock activities for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000’s)
Non-vested, beginning of year	170,062	$23.35
Granted	76,047	$26.46
Vested	(114,312)	$23.89
Forfeited	—	$—
Non-vested, end of period	131,797	$24.68	1.7	$3,611

The estimated fair value of the non-vested, service-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 7.3% as of March 31, 2012; this forfeiture rate assumption is based on historical experience adjusted for unusual, large forfeitures.  The fair value of service-based stock awarded in the three months ended March 31, 2012 and 2011 was $2.0 million and $2.9 million, respectively.  The total fair value of service-based stock vested during the three months ended March 31, 2012 and 2011 was $2.7 million and $2.6 million, respectively.  As of March 31, 2012, the total unamortized stock-based compensation expense related to the non-vested, service-based stock was $3.0 million which is expected to be recognized over a weighted average period of 1.7 years.

Minimum Statutory Income Taxes on Restricted Awards

We have a practice of withholding common shares, upon an employee’s or director’s request, to satisfy employee and director minimum statutory income tax withholdings for restricted shares when they vest. During the three months ended March 31, 2012 and 2011, we withheld 157,177 and 188,872 shares for a total value of $4.2 million and $4.4 million, respectively. These amounts are considered a financing activity and recorded as statutory tax withholding payment for stock-based compensation in the accompanying condensed consolidated statements of cash flows.

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

As of March 31, 2012, we had 156 long-term lease agreements, which consisted of 120 retail stores in the U.S., 23 international retail stores, two distribution and administrative facilities in Vernon, California, one showroom in the U.S., and administrative offices and showrooms in Japan, South Korea, Hong Kong, Germany, Italy, the U.K. and Switzerland. Our leased properties aggregate 658,000 square feet of space, which consists of 374,000 square feet for our distribution and administrative functions, 273,000 square feet of retail space and 11,000 square feet of showroom space.  Our lease agreements for 126 of the retail stores leases require payment of a percentage of sales, ranging from 4% to 18%, if our net sales at the retail store exceed a defined threshold.

Rent expense was $8.6 million and $6.9 million for the three months ended March 31, 2012 and 2011, respectively. These amounts include contingent rental expense of $1.0 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively.

Future minimum lease payments under these operating leases as of March 31, 2012 are summarized as follows (amounts in thousands):

Year Ending December 31,
2012 (remainder of year)	$20,355
2013	28,057
2014	28,255
2015	28,119
2016	27,665
Thereafter	88,181
Total minimum lease payments	$220,632

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded reserves in our condensed consolidated balance sheets as of March 31, 2012 are adequate in light of the probable and estimable liabilities.  As of the date of this report, we do not believe there are any currently identified claims, proceedings or litigation, either alone or in the aggregate, that will have a material impact on our results of operations, financial position or cash flows.  Since these matters are subject to inherent uncertainties, our view of them may change in the future.

NOTE 10 —Redeemable Noncontrolling Interest

We calculated the fair value of the redeemable noncontrolling interest by discounting the estimated future cash flows of our majority-owned subsidiary, True Religion Brand Jeans Germany GmbH (“TRBJ Germany”), and determined that the fair value of the noncontrolling interest was lower than the carrying value as of March 31, 2012.  As no previous increases have been recorded, the noncontrolling interest approximated the greater of the fair market value or the carrying value as of March 31, 2012 and December 31, 2011.

The following table presents a reconciliation of the redeemable noncontrolling interest (amounts in thousands):

	Three Months Ended
	March 31,
	2012	2011
Redeemable noncontrolling interest, beginning of year	$2,635	$1,925
Net income attributable to redeemable noncontrolling interest	300	62
Foreign currency translation adjustment	82	129
Redeemable noncontrolling interest, end of period	$3,017	$2,116

NOTE 11 — Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share attributable to True Religion Apparel, Inc. (in thousands, except per share information):

	Three Months Ended
	March 31,
	2012	2011
Net income attributable to True Religion Apparel, Inc.	$10,413	$8,983

Basic shares	24,957	24,665
Dilutive effect of unvested restricted stock	397	408
Diluted shares	$25,354	$25,073

Earnings per share attributable to True Religion Apparel, Inc. — basic	$0.42	$0.36
Earnings per share attributable to True Religion Apparel, Inc. — diluted	$0.41	$0.36

For the three months ended March 31, 2012 and 2011, 11,773 and 11,310 weighted shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares.

NOTE 12 — Segment Information

Summarized financial information concerning our reportable segments is shown in the following table (amounts in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net sales:
U.S. Consumer Direct	$65,458	$53,372
U.S. Wholesale	21,444	20,867
International	19,132	18,470
Core Services	751	1,053
	$106,785	$93,762

Gross Profit:
U.S. Consumer Direct	$46,050	$38,543
U.S. Wholesale	11,431	11,184
International	10,669	9,965
Core Services	751	1,053
	$68,901	$60,745

Operating income:
U.S. Consumer Direct	$22,327	$18,650
U.S. Wholesale	9,893	9,277
International	2,501	2,662
Core Services	(17,486)	(15,734)
	$17,235	$14,855

Capital expenditures:
U.S. Consumer Direct	$1,774	$2,521
U.S. Wholesale	31	33
International	2,699	1,414
Core Services	256	603
	$4,760	$4,571

Total assets:
U.S. Consumer Direct	$75,032	$69,403
U.S. Wholesale	29,368	30,742
International	39,782	32,073
Core Services	223,012	165,470
	$367,194	$297,688

NOTE 13 — Subsequent Events

In April 2012, our Board of Directors approved the initiation of a quarterly dividend to our stockholders of $0.20 per share.  The first quarterly dividend will be paid on May 29, 2012 to all stockholders of record as of May 15, 2012.  Future dividends will be subject to Board approval.

Our Board of Directors also approved a stock repurchase program granting the Company authority to repurchase up to $30,000,000 of the Company’s common stock.  Under the stock repurchase program, the Company will repurchase shares in the open market from time to time, depending on market conditions.  The primary objective of the stock repurchase program is to offset the share dilution attributable to stock based compensation beginning in 2012.  The Company may suspend or discontinue the repurchase program at any time.

NOTE 14 — Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2012 and 2011, we paid income taxes of $7.1 million and $7.2 million, respectively.

As of March 31, 2012, and 2011, we had recorded the purchase of $0.6 million and $1.6 million, respectively, of property and equipment that had not yet been paid for.  These amounts have been excluded from “Purchases of property and equipment” and “Accounts payable and accrued expenses” in the accompanying condensed consolidated statements of cash flows.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions.  You may find some of these statements below and elsewhere in this Quarterly Report.  These forward-looking statements are not historical facts and are inherently uncertain and outside of our control.  Any or all of our forward-looking statements in this report may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  Many factors mentioned in our discussion in this report will be important to determining future results.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Factors that may cause our plans, expectations, future financial condition and results to change are described throughout this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 29, 2012 (the “2011 Annual Report”), particularly in “Risk Factors,” Part 1, Item 1A of that report, and include the following:

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

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of May 1, 2012, and we undertake no duty to update this information.  Shareholders and prospective investors can find information filed with the SEC after May 1, 2012 at our website at www.truereligionbrandjeans.com or at the SEC website at www.sec.gov.

RESULTS OF OPERATIONS

We design, market, sell and distribute premium fashion apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.”  Our products include jeans, pants, woven and knit tops and outerwear made from denim, fleece, jersey and other fabrics. We are known for our unique fits, washes and styling details. Our products are distributed through multiple wholesale and retail channels on six continents, including North America, Europe, Asia, Australia, Africa and South America. As of March 31, 2012 and December 31, 2011, we had 109 retail stores in the United States compared to 96 as of March 31, 2011.  As of March 31, 2012 we had 18 international stores compared to 16 as of December 31, 2011 and eight as of March 31, 2011.

First quarter 2012 Compared to First quarter 2011

The following table summarizes results of operations for the three months ended March 31, 2012 and 2011 (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2012		2011		Change
	Amount	%	Amount	%	Amount	%
Net sales	$106,785	100.0%	$93,762	100.0%	$13,023	13.9%
Gross profit	68,901	64.5%	60,745	64.8%	8,156	13.4%
Selling, general and administrative expenses	51,666	48.4%	45,890	48.9%	5,776	12.6%
Operating income	17,235	16.1%	14,855	15.8%	2,380	16.0%
Other (income) expense, net	(851)	(0.8)%	80	0.1%	(931)	NM
Provision for income taxes	7,373	6.9%	5,730	6.1%	3,311	22.4%
Net income attributable to True Religion Apparel, Inc.	$10,413	9.8%	$8,983	9.6%	$1,430	15.9%
Net income per share attributable to True Religion Apparel, Inc.:
Basic	$0.42		$0.36		$0.06	16.7%
Diluted	$0.41		$0.36		$0.05	13.9%

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Three Months Ended, March 31,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$65,458	$53,372	$12,086	22.6%
U.S. Wholesale	21,444	20,867	577	2.8
International	19,132	18,470	662	3.6
Core Services	751	1,053	(302)	(28.7)
Total net sales	$106,785	$93,762	$13,023	13.9%

The following table summarizes the percentage of total net sales by segment:

	Three Months Ended, March 31,
	2012	2011
U.S. Consumer Direct	61.3%	56.9%
U.S. Wholesale	20.1	22.3
International	17.9	19.7
Core Services	0.7	1.1
Total net sales	100.0%	100.0%

The increase in the U.S. Consumer Direct segment’s net sales (which includes our retail stores and e-commerce site) of 22.6% resulted from a 13.3% same store sales increase and the expansion of our retail store count. The same store sales increase was driven by sales of denim and sportswear styles, including tees, non-denim pants, outerwear and shorts.  We ended the first quarter of 2012 with 109 stores compared to 96 stores at the end of the first quarter of 2011.  During the remainder of 2012, we expect to open 12 retail stores in the United States.

U.S. Wholesale net sales increased 2.8% to $21.4 million primarily due to an increase in sales to the Specialty channel, which is the largest sales channel in the U.S. Wholesale segment.  This is the first year over year increase in this segment’s quarterly net sales since the fourth quarter of 2008.

International net sales increased 3.6% to $19.1 million primarily due to the expansion of our retail store count from eight retail stores as of March 31, 2011 to 18 retail stores as of March 31, 2012.  This increase was partially offset by a decrease in our wholesale net sales in Germany and Korea.  During the remainder of 2012, we expect to open 12 international retail stores.

Core Services net sales is comprised of royalties due under licensing arrangements.  Core Services net sales decreased 28.7% to $0.8 million as we have reduced the minimum royalties for one product category in order to reposition the licensee’s merchandise to a higher price range and have been impacted by reduced sales by the licensee in another category.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Three Months Ended, March 31,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$46,050	$38,543	$7,507	19.5%
U.S. Wholesale	11,431	11,184	247	2.2
International	10,669	9,965	704	7.1
Core Services	751	1,053	(302)	(28.7)
Total gross profit	$68,901	$60,745	$8,156	13.4%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	Three Months Ended, March 31,		Change
	2012	2011	%
U.S. Consumer Direct	70.4%	72.2%	(1.8)%
U.S. Wholesale	53.3	53.6	(0.3)
International	55.8	54.0	1.8
Core Services	100.0	100.0	0.0
Total gross margin	64.5%	64.8%	(0.3)%

Overall gross profit increased 13.4% to $68.9 million in the first quarter of 2012, driven primarily by the overall sales growth.  The gross margin decreased 30 basis points to 64.5% primarily due to the 180 basis point decrease in the U.S. Consumer Direct segment’s gross margin.

The U.S. Consumer Direct gross margin decreased to 70.4% in the first quarter of 2012 from 72.2% in the same quarter in 2011. During the first quarter of 2012, we took increased markdowns in our outlet stores in order to clear slower moving women’s merchandise.  Also contributing to the reduction was our strategy to price selected new women’s styles and new European sportswear competitively.

U.S. Wholesale gross margin decreased by 30 basis points, to 53.3%, primarily due to our competitive pricing strategy on selected women’s styles.

The International gross margin increased to 55.8% in the first quarter of 2012 from 54.0% in the same quarter in 2011 driven primarily by the sales mix shift towards our international retail business, which earns a higher gross margin than our international wholesale business.

Selling, General and Administrative Expenses

The following table presents the components of selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Three Months Ended, March 31,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$23,723	$19,893	$3,830	19.3%
U.S. Wholesale	1,538	1,907	(369)	(19.3)
International	8,168	6,770	1,398	20.6
Core Services	18,237	17,320	917	5.3
Total selling, general and administrative expenses	$51,666	$45,890	$5,776	12.6%

The following table summarizes SG&A as a percentage of net sales (“SG&A rate”) by segment:

	Three Months Ended, March 31,		Change
	2012	2011	%
U.S. Consumer Direct	36.2%	37.3%	(1.1)%
U.S. Wholesale	7.2	9.1	(1.9)
International	42.7	36.7	6.0
Core Services	NM	NM	NM
Total SG&A rate	48.4%	48.9%	(0.5)%

The U.S. Consumer Direct SG&A increased $3.8 million, from $19.9 million in the first quarter of 2011 to $23.7 million in the first quarter of 2012.  This increase is directly related to the store expansion over the past year, from 96 stores at the end of March 2011 to 109 stores at the end of March 2012.  As a percentage of net sales, U.S. Consumer Direct SG&A decreased from 37.3% in the first quarter of 2011 to 36.2% in the first quarter of 2012 primarily due to the increase in same store sales of 13.3%, which produced leverage on fixed costs.

U.S. Wholesale SG&A decreased $0.4 million, from $1.9 million in the first quarter of 2011 to $1.5 million in the first quarter of 2012 due to decreases in bad debt expense, payroll costs and trade show costs of $0.1 million each.  The decrease in SG&A costs combined with the segment’s increase in net sales contributed to the U.S. Wholesale SG&A rate decreasing from 9.1% in the first quarter of 2011 to 7.2% in the first quarter of 2012.

International SG&A increased $1.4 million, from $6.8 million in the first quarter of 2011 to $8.2 million in the first quarter of 2012, primarily due to our planned expansion, including an increase in the number of branded retail stores from eight stores at March 31, 2011 to 18 stores at March 31, 2012.  The 600 basis points increase in the SG&A rate is primarily due to the sales mix shift to the direct retail business, which has a higher SG&A rate than the wholesale business.

Core Services SG&A increased $0.9 million, from $17.3 million in the first quarter of 2011 to $18.2 million in the first quarter of 2012.  The increase is primarily due to the planned increase in national magazine and digital advertising.  As a percentage of total net sales, Core Services SG&A decreased from 18.5% in the first quarter of 2011 to 17.1% in the first quarter of 2012.  The 140 basis points decrease in the Core Services SG&A rate is due to the 13.9% increase in total net sales, which produced leverage on fixed costs.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	Three Months Ended, March 31,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$22,327	$18,650	$3,677	19.7%
U.S. Wholesale	9,893	9,277	616	6.6
International	2,501	3,195	(694)	(21.7)
Core Services	(17,486)	(16,267)	(1,219)	(7.5)
Total operating income	$17,235	$14,855	$2,380	16.0%

The following table summarizes operating income as a percentage of net sales (“operating margin”) by segment:

	Three Months Ended, March 31,		Change
	2012	2011	%
U.S. Consumer Direct	34.1%	34.9%	(0.8)%
U.S. Wholesale	46.1	44.5	1.6
International	13.1	17.3	(4.2)
Core Services	NM	NM	NM
Total operating income margin	16.1%	15.8%	0.3%

Operating income totaled $17.2 million, up 16.0% from the first quarter of last year.  Operating margin was 16.1% in the first quarter of 2012 versus 15.8% in the first quarter of 2011.  The 30 basis points increase in the overall operating margin is primarily due to the leveraging of our Core Services SG&A expenses on the 13.9% increase in consolidated net sales.

The U.S. Consumer Direct operating margin decreased from 34.9% in the first quarter of 2011 to 34.1% in the first quarter of 2012 primarily due to the segment’s planned increases in field management and merchandise planning and buying resources to support the sales growth in this segment.

U.S. Wholesale operating margin increased from 44.5% in the first quarter of 2011 to 46.1% in the first quarter of 2012 driven by the segment’s growth in net sales and its decrease in SG&A expenses.

International operating margin decreased from 17.3% in the first quarter of 2011 to 13.1% in the first quarter of 2012 primarily due to the sales mix shift towards our international retail business, which earns a lower operating margin than the international wholesale business.

Other (Income) Expense, net

Net other (income) expense was $(0.9) million in the first quarter of 2012 compared to $0.1 million in the first quarter of 2011.  This increase is primarily due to the foreign exchange gains on our intercompany balances with our foreign subsidiaries.

Provision for Income Taxes

The effective tax rate for the first quarter of 2012 was 40.8% compared to 38.8% for the first quarter of 2011.  The 2012 effective tax rate increase over 2011 is linked to the assessment that the likelihood of utilizing certain international net operating loss carryforwards is no longer more likely than not.

Net Income attributable to True Religion Apparel, Inc. and Earnings Per Diluted Share

Net income attributable to True Religion Apparel, Inc. was $10.4 million, or $0.41 per diluted share, for the first quarter of 2012 compared to $9.0 million, or $0.36 per diluted share, for the first quarter of 2011.  The increase in net income attributable to True Religion Apparel, Inc. resulted from the net sales growth, driven by the U.S. Consumer Direct segment.

Inflation

Historically, our operations have not been materially affected by inflation.  We cannot assure that our operations will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

In the first three months of 2012, cash and cash equivalents increased by $3.8 million from the beginning of the year, which is $1.4 million more than the increase in the first three months of 2011. We ended the quarter with cash and cash equivalents of $204.2 million.  Our net cash provided by operating activities continues to exceed our investing and financing uses.

Operating Activities

Net cash provided by operating activities was $12.5 million in the first three months of 2012, an increase of $1.6 million from the first three months of 2011.  The increase in cash provided by operating activities is linked to the increase in net income.

Investing Activities

Net cash used in investing activities remained relatively flat at $4.8 million in the first three months of 2012 compared to $4.6 million in the first three months of 2011, which is made up of capital expenditures for leasehold improvements that will be used in our new international and domestic retail stores and for the implementation of new information technology systems.

Financing Activities

Net cash used in financing activities remained flat at $3.7 million in the first three months of 2012 compared to the first three months of 2011, which consists of statutory tax withholding payments for stock-based compensation offset by the excess tax benefit from stock-based compensation.

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

Capital expenditures for the remainder of 2012 are expected to approximate $17 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except our contractual obligations discussed below.

Contractual Obligations

As compared to December 31, 2011, the only material change in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K as of April 27, 2012 is the execution of 18 new retail leases which have aggregate future minimum lease payments of $25.8 million.  For additional information regarding our contractual obligations as of December 31, 2011, see the Management’s Discussion and Analysis section of the 2011 Annual Report.

Seasonality of Business

Due to the holiday shopping season in December, our U.S. Wholesale segment’s sales historically have been higher in the second half of the year and our U.S. Consumer Direct segment sales historically have been highest in the fourth quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and net sales and expenses during the period. We base our estimates on historical experience and on other factors and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the three months ended March 31, 2012 are consistent with those discussed in our 2011 Annual Report.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

We operate a wholesale business and four retail stores in Japan; a portion of our wholesale sales and all of our retail sales and SG&A expenses in Japan are denominated in Japanese Yen. We operate a wholesale business and five retail stores in the United Kingdom, which have sales and SG&A expenses denominated in British Pounds. We operate a wholesale business in Germany and nearby countries, four retail stores in Germany and one retail store in the Netherlands, through a consolidated joint venture.  All of the joint venture’s sales and SG&A expenses are denominated in Euros.  We operate four retail stores in Canada.  All of these stores’ retail sales and SG&A expenses are denominated in Canadian Dollars.  In the first quarter of 2011 we established a regional sales office in Switzerland, which has wholesale sales which are denominated in Euros or British Pounds and SG&A expenses denominated in Euros or Swiss Francs.  Because the transactions denominated in foreign currencies are not significant to our overall business, our exposure to exchange rate fluctuations between the U.S. Dollar and these foreign currencies are not considered material as of March 31, 2012.  We received U.S. Dollars for all other merchandise sales and licensing revenue during the three months ended March 31, 2012.  Merchandise purchases from contract manufacturers are denominated in U.S. Dollars, except for an immaterial amount which is denominated in Euros.

ITEM 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.          Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded reserves in our condensed balance sheets as of March 31, 2012 are adequate in light of the probable and estimable liabilities.  As of the date of this report, we do not believe there are any currently identified claims, proceedings or litigation, either alone or in the aggregate, that will have a material impact on our results of operations, financial position or cash flows.  Since these matters are subject to inherent uncertainties, our view of them may change in the future.

ITEM 1A.       Risk Factors

In our 2011 Annual Report, we discussed the Company’s risk factors in Part I, “Item 1A. Risk Factors.” Our risk factors are unchanged from those discussed in the 2011 Annual Report.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	See below

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2012:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Per Share (a)	Announced Plan	Under the Plan
January 1, 2012 – January 31, 2012	9,747	$35.40	—	—
February 1, 2012 – February 29, 2012	3,668	$26.24	—	—
March 1, 2012 – March 31, 2012	143,762	$26.37	—	—
Total	157,177	$26.92	—	—

(a)       These columns reflect the surrender to the Company of shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock issued to employees or directors.

ITEM 3.          Defaults Upon Senior Securities

None

ITEM 4.          Mine Safety Disclosures

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

Date: May 1, 2012

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 1, 2012