Form 10-Q
period 2012-06-30
TRUE RELIGION APPAREL INC
filed 2012-08-02
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended June 30, 2012

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

As of July 31, 2012, 25,789,745 shares of common stock were outstanding.

TRUE RELIGION APPAREL, INC.

i

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$51,315	$200,366
Short-term investments	109,077	—
Accounts receivable, net of allowances	25,938	23,959
Inventories	57,862	53,320
Deferred income tax assets	5,857	7,027
Prepaid income taxes	3,723	3,879
Prepaid expenses and other current assets	11,946	12,137
Total current assets	265,718	300,688
Property and equipment, net	60,464	53,698
Long-term investments	40,711	—
Deferred income tax assets	1,062	1,271
Other assets	4,870	4,496
TOTAL ASSETS	$372,825	$360,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$24,853	$22,872
Accrued salaries, wages and benefits	9,157	11,506
Income taxes payable	52	6,538
Total current liabilities	34,062	40,916
Long-term deferred rent	16,112	13,986
Long-term deferred income tax liabilities	2,218	2,224
Long-term income tax payable	620	604
Total long-term liabilities	18,950	16,814
Total liabilities	53,012	57,730

Commitments and contingencies

Redeemable noncontrolling interest	2,902	2,635

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,790 and 25,492 issued and outstanding, respectively	3	3
Additional paid-in capital	84,602	77,950
Retained earnings	231,636	221,122
Accumulated other comprehensive income, net	670	713
Total stockholders’ equity	316,911	299,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$372,825	$360,153

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$104,909	$98,263	$211,694	$192,025

Cost of sales	37,428	33,895	75,312	66,912

Gross profit	67,481	64,368	136,382	125,113

Selling, general and administrative expenses	50,852	49,197	102,518	95,087

Operating income	16,629	15,171	33,864	30,026

Other expense (income), net	1,188	(561)	337	(481)

Income before provision for income taxes	15,441	15,732	33,527	30,507

Provision for income taxes	5,603	5,966	12,976	11,696

Net income	9,838	9,766	20,551	18,811

Less: Net income attributable to redeemable noncontrolling interest	61	333	361	395

Net income attributable to True Religion Apparel, Inc.	$9,777	$9,433	$20,190	$18,416

Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$0.39	$0.38	$0.81	$0.74
Diluted	$0.39	$0.38	$0.80	$0.74

Weighted average shares outstanding:
Basic	25,172	24,896	25,065	24,782
Diluted	25,310	25,026	25,315	25,044

Dividends per common share	$0.20	$—	$0.20	$—

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$9,838	$9,766	$20,551	$18,811
Cumulative translation adjustment	(163)	30	(137)	418
Comprehensive income	9,675	9,796	20,414	19,229
Comprehensive loss (income) attributable to redeemable noncontrolling interest	115	(375)	(267)	(566)
Comprehensive income attributable to True Religion Apparel, Inc.	$9,790	$9,421	$20,147	$18,663

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,551	$18,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,438	6,264
Provision for bad debts	—	838
Stock-based compensation	6,247	6,751
Tax benefit from stock-based compensation	405	745
Excess tax benefit from stock-based compensation	(505)	(1,204)
Deferred income taxes	1,351	2,669
Other, net	32	27
Changes in operating assets and liabilities:
Accounts receivable	(2,239)	5,784
Inventories	(4,869)	(5,255)
Prepaid expenses and other current assets	627	769
Other assets	(698)	375
Accounts payable and accrued expenses	744	4,250
Accrued salaries, wages and benefits	(2,338)	(1,732)
Prepaid income taxes and income taxes payable	(6,277)	(6,177)
Long-term deferred rent	2,121	1,677
Net cash provided by operating activities	21,590	34,592

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(149,788)	—
Purchases of property and equipment	(12,099)	(10,047)
Expenditures to establish trademarks	(3)	(31)
Net cash used in investing activities	(161,890)	(10,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Statutory tax withholding payment for stock-based compensation	(4,517)	(5,428)
Cash dividends paid	(5,034)	—
Excess tax benefit from stock-based compensation	505	1,204
Net cash used in financing activities	(9,046)	(4,224)

Effect of exchange rate changes on cash	295	(335)

Net (decrease) increase in cash and cash equivalents	(149,051)	19,955
Cash and cash equivalents, beginning of period	200,366	153,792
Cash and cash equivalents, end of period	$51,315	$173,747

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

We operate in four primary business segments: U.S. Consumer Direct, U.S. Wholesale, International, and Core Services. We sell directly to consumers in the United States through full-price stores, outlet stores and through our retail internet site located at www.truereligionbrandjeans.com. As of June 30, 2012, we operated 83 full price stores and 33 outlet stores in the U.S.  Our U.S. Wholesale sales are made to leading nationwide premium department stores, specialty retailers and boutiques, and off-price retailers. Our International sales are made through a variety of channels, including subsidiaries and a joint venture that operate retail stores and sell to wholesale customers who operate retail stores; distributors who warehouse products at their expense and then ship to, and collect payment from, their customers; and directly to wholesale customers who operate retail stores. As of June 30, 2012, our International segment operated 14 full-price stores and nine outlet stores.  In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. This licensing business is included in our Core Services segment.  Our corporate operations, which include the design, production, marketing, distribution, credit, customer service, information technology, accounting, executive, legal, and human resources departments, are also included in the Core Services segment.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Religion Apparel, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. The same accounting policies are followed for preparing quarterly and annual financial information. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Concentration of Credit Risks

As of June 30, 2012 and December 31, 2011, the accounts receivable due from one customer was 31% and 22%, respectively, of our total accounts receivable, net of allowances.

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

Gift Cards

We sell gift cards with no expiration dates to customers.  We recognize revenue associated with our gift cards upon redemption of the gift card.  In addition, we may recognize revenue from gift cards in the future when we determine that the likelihood of the gift card being redeemed is remote and that we have no legal obligation to remit the unredeemed gift card to relevant jurisdictions.  We will utilize historical redemption patterns to consider the likelihood of gift card redemption.  During the three and six months ended June 30, 2012 and 2011, no revenue was recognized related to gift card breakage.

NOTE 3 — Cash Equivalents and Investments

As of June 30, 2012 and December 31, 2011, we held $12.4 million and $175.1 million, respectively, of cash equivalents, which consist of an investment in a money market fund that invests only in U.S. Treasury securities.  These investments are measured at fair value using quoted prices in active markets (Level 1 input).

Our Investments consist of U.S. Treasury securities, which are classified as held-to-maturity securities and are reported at amortized cost. The fair values for these investments were obtained from third-party broker statements, which are primarily derived from observable market-based inputs or unobservable inputs that are corroborated by market data (Level 2 input).

Investments consist of the following (amounts in thousands):

	June 30, 2012
	Carrying value	Unrealized Gain	Unrealized Loss	Fair value
Held-to-maturity:
U.S. Treasury securities	$149,823	$7	$93	$149,737

The contractual maturities were as follows (amounts in thousands):

	June 30, 2012	December 31, 2011
Due within one year	$109,112	$—
Due within two years	40,711	—
Total	$149,823	$—

NOTE 4 — Accounts Receivable

We recorded the following allowances against our wholesale accounts receivable (amounts in thousands):

	As of June 30,	As of December 31,
	2012	2011
Reserve for returns	$661	$807
Reserve for chargebacks and markdown allowances	314	316
Reserve for bad debt	608	860
Total	$1,583	$1,983

In addition to the above reserves, we recorded an allowance for trade discounts of less than $0.1 million as of June 30, 2012 and December 31, 2011.

NOTE 5 — Inventories

Inventories consisted of the following (amounts in thousands):

	As of June 30,	As of December 31,
	2012	2011
Raw materials	$940	$604
Work-in-progress	2,852	2,395
Finished goods	54,070	50,321
Total	$57,862	$53,320

NOTE 6 — Property and Equipment, net

Property and equipment consisted of the following (amounts in thousands):

	As of June 30,	As of December 31,
	2012	2011
Computer systems and equipment	$17,345	$15,357
Furniture and fixtures	11,631	9,498
Leasehold improvements	61,117	55,141
Machinery and equipment	4,885	4,412
Trade show booths	1,311	1,356
Construction in progress	3,381	1,896
	99,670	87,660
Less: accumulated depreciation	39,206	33,962
Property and equipment, net	$60,464	$53,698

Construction in progress as of June 30, 2012 and December 31, 2011 primarily represents the capital expenditures for retail stores that have not opened, or information technology projects that have not been completed, as of the balance sheet date.  When the stores are opened or the information technology projects are completed, these balances will be transferred to the appropriate property and equipment category and depreciated according to their useful life.

Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $6.4 million and $6.3 million for the six months ended June 30, 2012 and 2011, respectively.

NOTE 7—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (amounts in thousands):

	As of June 30,	As of December 31,
	2012	2011
Accounts payable	$9,567	$6,761
Accrued expenses	8,008	7,597
Accrued percentage rent	1,457	1,785
Accrued sales and use taxes	1,431	2,582
Other	4,390	4,147
Accounts payable and accrued expenses	$24,853	$22,872

NOTE 8 — Stock-based Compensation

The following table summarizes our stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock-based compensation expense, before income tax benefit	$3,031	$3,348	$6,247	$6,751
Income tax benefit	1,144	1,238	2,358	2,496
Stock-based compensation expense, after income tax benefit	$1,887	$2,110	$3,889	$4,255

Restricted Stock Awards

Restricted shares awarded under the 2009 Incentive Plans entitle the shareholder to all the rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period nor are dividends paid until the restriction period ends.  Upon termination, dividends accrued on non-vested shares will be forfeited. The restriction period is determined by the Compensation Committee of the Board of Directors and may not exceed 10 years. Restricted stock awards have generally been granted with vesting periods of up to three years. Subject to employment agreements entered into with senior executives, all unvested restricted shares are forfeited if the recipient of the restricted stock award no longer provides services, as defined, to us.

Non-vested performance-based awards

During the six months ended June 30, 2012 and 2011, we awarded performance-based restricted stock to executive officers that vest over a period of two years, which is a service condition.  Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary of the grant date and the remainder on the second anniversary of the grant date for a combined service period of two years.  In order for these performance awards to vest, the Company’s annual adjusted earnings before interest and income tax expenses (“Adjusted EBIT”) must exceed a minimum amount; depending upon the Company’s actual annual Adjusted EBIT, additional restricted stock may be earned, up to a maximum amount.

The following table summarizes our performance-based restricted stock activities for the six months ended June 30, 2012:

			Weighted
		Weighted	Average
		Average Grant	Remaining	Intrinsic
		Date Fair	Contractual	Value
	Shares	Value	Life (Years)	($000’s)
Prior year awards:
Non-vested, beginning of year	391,174	$23.98
Vested	(281,896)	$24.41
Service forfeited	—	$—
Non-vested prior year awards, end of period	109,278

Awards granted in 2012, at maximum:	353,215	$26.04
Performance forfeited	—	$—
Service forfeited	—	$—
Non-vested current year awards, end of period	353,215
Total non-vested, end of period	462,493	$25.31	1.1	$13,403

The estimated fair value of the performance-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 1.4% as of June 30, 2012; this forfeiture rate assumption is based on historical experience adjusted for unusual, large forfeitures.  The fair value of the performance-based stock awarded in the six months ended June 30, 2012 and 2011 was $9.2 million and $11.6 million, respectively.  The total fair value of performance-based stock vested during the six months ended June 30, 2012 and 2011 was $6.9 million and $7.9 million, respectively.  As of June 30, 2012, the total unamortized stock-based compensation expense related to the performance-based stock was $7.1 million, which is expected to be recognized over a weighted average period of 1.1 years.

Non-vested service-based awards

During the six months ended June 30, 2012 and 2011, we awarded restricted stock to employees and directors that vest over a period of up to three years.

The following table summarizes our non-vested service-based restricted stock activities for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000’s)
Non-vested, beginning of year	170,062	$23.35
Granted	117,625	$26.26
Vested	(129,168)	$24.05
Forfeited	(5,008)	$27.19
Non-vested, end of period	153,511	$24.86	1.6	$4,449

The estimated fair value of the non-vested, service-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 7.4% as of June 30, 2012; this forfeiture rate assumption is based on historical experience adjusted for unusual, large forfeitures.  The fair value of service-based stock awarded in the six months ended June 30, 2012 and 2011 was $3.1 million and $3.2 million, respectively.  The total fair value of service-based stock vested during the six months ended June 30, 2012 and 2011 was $3.1 million and $3.6 million, respectively.  As of June 30, 2012, the total unamortized stock-based compensation expense related to the non-vested, service-based stock was $3.1 million which is expected to be recognized over a weighted average period of 1.6 years.

Minimum Statutory Income Taxes on Restricted Awards

We have a practice of withholding common shares, upon an employee’s or director’s request, to satisfy employee and director minimum statutory income tax withholdings for restricted shares when they vest. During the six months ended June 30, 2012 and 2011, we withheld 167,772 and 226,579 shares for a total value of $4.5 million and $5.4 million, respectively. These amounts are considered a financing activity and recorded as statutory tax withholding payment for stock-based compensation in the accompanying condensed consolidated statements of cash flows.

NOTE 9 — Commitments and Contingencies

Leases

We lease our headquarters facilities and retail store locations under operating lease agreements expiring on various dates through January 2024.  Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses.  Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being recorded and amortized over the initial lease term on a straight-line basis. We have options to renew certain leases under various terms as specified within each lease agreement. We have no capitalized lease obligations.

As of June 30, 2012, we had 166 long-term lease agreements, which consisted of 124 retail stores in the U.S., 28 international retail stores, two distribution and administrative facilities in Vernon, California, two showrooms in the U.S., and administrative offices and/or showrooms in Japan, South Korea, Hong Kong, Germany, Italy, the U.K. and Switzerland. Our leased properties aggregate 678,000 square feet of space, which consists of 374,000 square feet for our distribution and administrative functions, 290,000 square feet of retail space and 14,000 square feet of showroom space.  Our lease agreements for 135 of the retail stores leases require payment of a percentage of sales, ranging from 4% to 18%, if our net sales at the retail store exceed a defined threshold.

Rent expense was $17.6 million and $14.3 million for the six months ended June 30, 2012 and 2011, respectively. These amounts include contingent rental expense of $1.9 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively.

Future minimum lease payments under these operating leases as of June 30, 2012 are summarized as follows (amounts in thousands):

Year Ending December 31,
2012 (remainder of year)	$14,151
2013	29,649
2014	29,805
2015	29,562
2016	29,145
Thereafter	97,639
Total minimum lease payments	$229,951

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded reserves in our condensed consolidated balance sheets as of June 30, 2012 are adequate in light of the probable and estimable liabilities.  As of the date of this report, we do not believe there are any currently identified claims, proceedings or litigation, either alone or in the aggregate, that will have a material impact on our results of operations, financial position or cash flows.  Since these matters are subject to inherent uncertainties, our view of them may change in the future.

Income Taxes

In connection with an examination of the Company’s U.S. federal income tax return filed for the tax year ended December 31, 2009, the Internal Revenue Service (“IRS”) has disallowed the domestic production activities deduction claimed by the Company.  During the quarter ended June 30, 2012, the IRS issued an assessment for $1.4 million in tax and a $0.3 million penalty.

The Company has completed its income tax provision for 2010, 2011 and 2012 using the same position that the IRS has challenged in its 2009 federal income tax return.  The cumulative income tax credit for those periods is $4.3 million.

The Company filed a formal protest with the Office of Appeals Division within the IRS and intends to vigorously defend its position.  In the event of an unfavorable outcome at the Office of Appeals, the Company will strongly consider litigating the matter in U.S. Tax Court.  The unpaid assessment will continue to accrue interest at the statutory rate until resolved.  Although the outcome remains uncertain, management believes a taxpayer favorable resolution will be obtained and therefore the full tax benefit for the deduction has been recognized.

NOTE 10 —Redeemable Noncontrolling Interest

We calculated the fair value of the redeemable noncontrolling interest by discounting the estimated future cash flows of our majority-owned subsidiary, True Religion Brand Jeans Germany GmbH (“TRBJ Germany”), and determined that the fair value of the noncontrolling interest was lower than the carrying value as of June 30, 2012.  As no previous increases have been recorded, the noncontrolling interest approximated the greater of the fair market value or the carrying value as of June 30, 2012 and December 31, 2011.

The following table presents a reconciliation of the redeemable noncontrolling interest (amounts in thousands):

	Six Months Ended
	June 30,
	2012	2011
Redeemable noncontrolling interest, beginning of year	$2,635	$1,925
Net income attributable to redeemable noncontrolling interest	361	395
Foreign currency translation adjustment	(94)	171
Redeemable noncontrolling interest, end of period	$2,902	$2,491

NOTE 11 — Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share attributable to True Religion Apparel, Inc. (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income attributable to True Religion Apparel, Inc.	$9,777	$9,433	$20,190	$18,416

Basic shares	25,172	24,896	25,065	24,782
Dilutive effect of unvested restricted stock	138	130	250	262
Diluted shares	$25,310	$25,026	$25,315	$25,044

Earnings per share attributable to True Religion Apparel, Inc. — basic	$0.39	$0.38	$0.81	$0.74
Earnings per share attributable to True Religion Apparel, Inc. — diluted	$0.39	$0.38	$0.80	$0.74

For the three and six months ended June 30, 2012, 353,215 and 183,438 weighted shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares.  For the three and six months ended June 30, 2011, 503,286 and 260,031 weighted shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares.

NOTE 12 — Segment Information

Summarized financial information concerning our reportable segments is shown in the following table (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales:
U.S. Consumer Direct	$64,362	$58,836	$129,819	$112,208
U.S. Wholesale	22,416	21,001	43,861	41,869
International	17,724	18,090	36,856	36,560
Core Services	407	336	1,158	1,388
	$104,909	$98,263	$211,694	$192,025

Gross Profit:
U.S. Consumer Direct	$44,905	$42,897	$90,955	$81,439
U.S. Wholesale	11,204	10,937	22,635	22,122
International	10,965	10,198	21,634	20,164
Core Services	407	336	1,158	1,388
	$67,481	$64,368	$136,382	$125,113

Operating income:
U.S. Consumer Direct	$21,075	$21,549	$43,401	$40,199
U.S. Wholesale	9,759	8,670	19,653	17,948
International	1,715	3,170	4,216	6,365
Core Services	(15,920)	(18,218)	(33,406)	(34,486)
	$16,629	$15,171	$33,864	$30,026

			Six Months Ended
			June 30,
			2012	2011
Capital expenditures:
U.S. Consumer Direct			$5,711	$6,718
U.S. Wholesale			34	115
International			4,429	1,999
Core Services			1,925	1,215
			$12,099	$10,047

			June 30,
			2012	2011
Total assets:
U.S. Consumer Direct			$80,610	$71,083
U.S. Wholesale			29,232	31,895
International			50,285	29,569
Core Services			212,698	184,037
			$372,825	$316,584

NOTE 13 — Stockholders’ Equity

In April 2012, our Board of Directors approved a stock repurchase program granting the Company authority to repurchase up to $30,000,000 of the Company’s common stock.  Under the stock repurchase program, the Company will repurchase shares in the open market from time to time, depending on market conditions.  The primary objective of the stock repurchase program is to offset the share dilution attributable to stock based compensation beginning in 2012.  The Company may suspend or discontinue the repurchase program at any time.  For the quarter ended June 30, 2012, we did not purchase any shares of our common stock and had $30,000,000 in remaining share repurchase capacity.  The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.

During the six months ended June 30, 2012, the Company paid $5.0 million in cash dividends to holders of its common stock.

In July 2012, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.20 per share.  The quarterly dividend will be paid on August 29, 2012 to all stockholders of record as of August 15, 2012.  Future dividends will be subject to Board approval.

NOTE 14 — Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2012 and 2011, we paid income taxes of $17.8 million and $14.7 million, respectively.

As of June 30, 2012, and 2011, we had recorded the purchase of $1.4 million and $1.1 million, respectively, of property and equipment even though the vendors had not yet been paid.  These amounts have been excluded from “Purchases of property and equipment” and “Accounts payable and accrued expenses” in the accompanying condensed consolidated statements of cash flows.

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

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of August 1, 2012, and we undertake no duty to update this information.  Shareholders and prospective investors can find information filed with the SEC after August 1, 2012 at our website at www.truereligionbrandjeans.com or at the SEC website at www.sec.gov.

RESULTS OF OPERATIONS

We design, market, sell and distribute premium fashion apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.”  Our products include jeans, pants, woven and knit tops and outerwear made from denim, fleece, jersey and other fabrics. We are known for our unique fits, washes and styling details. Our products are distributed through multiple wholesale and retail channels on six continents, including North America, Europe, Asia, Australia, Africa and South America. As of June 30, 2012, we had 116 retail stores in the United States compared to 109 as of December 31, 2011, and 102 as of June 30, 2011.  As of June 30, 2012 we had 23 international stores compared to 16 as of December 31, 2011 and nine as of June 30, 2011.

Second quarter 2012 Compared to Second quarter 2011

The following table summarizes results of operations for the three months ended June 30, 2012 and 2011 (dollar amounts in thousands, except per share data):

	Three Months Ended June 30,
	2012		2011		Change
	Amount	%	Amount	%	Amount	%
Net sales	$104,909	100.0%	$98,263	100.0%	$6,646	6.8%
Gross profit	67,481	64.3%	64,368	65.5%	3,113	4.8%
Selling, general and administrative expenses	50,852	48.5%	49,197	50.1%	1,655	3.4%
Operating income	16,629	15.9%	15,171	15.4%	1,458	9.6%
Other expense (income), net	1,188	1.1%	(561)	(0.6)%	1,749	NM
Provision for income taxes	5,603	5.3%	5,966	6.1%	(363)	(6.1)%
Net income attributable to True Religion Apparel, Inc.	$9,777	9.3%	$9,433	9.6%	$344	3.6%
Net income per share attributable to True Religion Apparel, Inc.:
Basic	$0.39		$0.38		$0.01	2.6%
Diluted	$0.39		$0.38		$0.01	2.6%

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Three Months Ended, June 30,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$64,362	$58,836	$5,526	9.4%
U.S. Wholesale	22,416	21,001	1,415	6.7
International	17,724	18,090	(366)	(2.0)
Core Services	407	336	71	21.1
Total net sales	$104,909	$98,263	$6,646	6.8%

The following table summarizes the percentage of total net sales by segment:

	Three Months Ended, June 30,
	2012	2011
U.S. Consumer Direct	61.3%	59.9%
U.S. Wholesale	21.4	21.4
International	16.9	18.4
Core Services	0.4	0.3
Total net sales	100.0%	100.0%

The increase in the U.S. Consumer Direct segment’s net sales (which includes our retail stores and e-commerce site) of 9.4% resulted from the expansion of our retail store count and a 2.4% same store sales increase.  We ended the second quarter of 2011 with 102 stores and we had 116 stores in the U.S. at the end of the second quarter of 2012.  Compared to the prior year, sales of men’s merchandise increased, but sales of women’s merchandise declined.  During the remainder of 2012, we expect to open six retail stores in the United States.

U.S. Wholesale net sales increased 6.7% to $22.4 million primarily due to an increase in sales to the Off Price and Specialty channels, which was partially offset by a decrease in sales to Majors.  This is the second consecutive year-over-year quarterly sales increase for this segment.

International net sales declined by 2.0% to $17.7 million primarily due to a slowdown in wholesale sales in Korea and Canada. Partially offsetting this decrease is a 114% increase in our international retail sales due to an increase in our retail store count from nine in the second quarter of 2011 to 23 in the same period of 2012.  During the remainder of 2012, we expect to open seven international retail stores.

Core Services net sales is comprised of royalties due under licensing arrangements.  Core Services net sales increased 21.1% to $0.4 million due to an increase in contractual minimum royalties.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Three Months Ended, June 30,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$44,905	$42,897	$2,008	4.7%
U.S. Wholesale	11,204	10,937	267	2.4
International	10,965	10,198	767	7.5
Core Services	407	336	71	21.1
Total gross profit	$67,481	$64,368	$3,113	4.8%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	Three Months Ended, June 30,		Change
	2012	2011	%
U.S. Consumer Direct	69.8%	72.9%	(3.1)%
U.S. Wholesale	50.0	52.1	(2.1)
International	61.9	56.4	5.5
Core Services	100.0	100.0	0.0
Total gross margin	64.3%	65.5%	(1.2)%

Overall gross profit increased 4.8% to $67.5 million in the second quarter of 2012, driven primarily by the overall sales growth.  The gross margin decreased 120 basis points to 64.3% primarily due to the 310 basis point decrease in the U.S. Consumer Direct segment’s gross margin.

The U.S. Consumer Direct gross margin decreased to 69.8% in the second quarter of 2012 from 72.9% in the same quarter in 2011. This decrease is primarily due to increased markdowns in our Outlet stores to sell-through slower moving women’s merchandise.

U.S. Wholesale gross margin decreased by 210 basis points, to 50.0%, primarily due to an increase in sales to the Off-Price channel, which earns a lower gross margin.  Also contributing to the gross-margin decrease was a sales mix shift within the Off-Price channel towards excess merchandise.

The International gross margin increased to 61.9% in the second quarter of 2012 from 56.4% in the same quarter in 2011 driven primarily by the sales mix shift towards our international direct retail business, which earns a higher gross margin than our international wholesale business.

Selling, General and Administrative Expenses

The following table presents the components of selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Three Months Ended, June 30,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$23,831	$21,348	$2,483	11.6%
U.S. Wholesale	1,445	2,267	(822)	(36.3)
International	9,250	7,028	2,222	31.6
Core Services	16,326	18,554	(2,228)	(12.0)
Total selling, general and administrative expenses	$50,852	$49,197	$1,655	3.4%

The following table summarizes SG&A as a percentage of net sales (“SG&A rate”) by segment:

	Three Months Ended, June 30,		Change
	2012	2011	%
U.S. Consumer Direct	37.0%	36.3%	0.7%
U.S. Wholesale	6.4	10.8	(4.4)
International	52.2	38.9	13.3
Core Services	NM	NM	NM
Total SG&A rate	48.5%	50.1%	(1.6)%

The U.S. Consumer Direct SG&A increased $2.5 million, from $21.3 million in the second quarter of 2011 to $23.8 million in the second quarter of 2012.  This increase is primarily related to the store expansion over the past year, from 102 stores at the end of June 2011 to 116 stores at the end of June 2012.  Also contributing to the increase are the addition of field management and merchandise planning and buying resources to support the sales growth in this segment.  As a percentage of net sales, U.S. Consumer Direct SG&A increased from 36.3% in the second quarter of 2011 to 37.0% in the second quarter of 2012 due to the addition of field management and merchandise planning and buying resources to support the sales growth in this segment.

U.S. Wholesale SG&A decreased $0.8 million, from $2.3 million in the second quarter of 2011 to $1.5 million in the second quarter of 2012 primarily due to a decrease in bad debt expense of $0.7 million.  In the second quarter of 2011, we wrote off a $0.7 million receivable as a result of a former customer’s bankruptcy filing.  The decrease in SG&A costs combined with the segment’s increase in net sales contributed to the U.S. Wholesale SG&A rate decreasing from 10.8% in the second quarter of 2011 to 6.4% in the second quarter of 2012.

International SG&A increased $2.2 million, from $7.0 million in the second quarter of 2011 to $9.2 million in the second quarter of 2012, due to our planned expansion, including an increase in the number of branded retail stores from nine stores at June 30, 2011 to 23 stores at June 30, 2012.  The increase in the SG&A rate from 38.9% in the second quarter of 2011 to 52.2% in the second quarter of 2012 is primarily due to the wholesale sales decrease and the sales mix shift to the direct retail business, which has a higher SG&A rate than the wholesale business.

Core Services SG&A decreased $2.2 million, from $18.6 million in the second quarter of 2011 to $16.3 million in the second quarter of 2012.  The decrease is primarily due to a $1.5 million litigation settlement expense we recorded in the second quarter of 2011.  As a percentage of total net sales, Core Services SG&A decreased from 18.9% in the second quarter of 2011 to 15.6% in the second quarter of 2012.  The 330 basis points decrease in the Core Services SG&A rate is due to the 6.8% increase in total net sales, which produced leverage on fixed costs, and the decrease in the litigation expense.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	Three Months Ended, June 30,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$21,075	$21,549	$(474)	(2.2)%
U.S. Wholesale	9,759	8,670	1,089	12.6
International	1,715	3,170	(1,455)	(45.9)
Core Services	(15,920)	(18,218)	2,298	12.6
Total operating income	$16,629	$15,171	$1,458	9.6%

The following table summarizes operating income as a percentage of net sales (“operating margin”) by segment:

	Three Months Ended, June 30,		Change
	2012	2011	%
U.S. Consumer Direct	32.7%	36.6%	(3.9)%
U.S. Wholesale	43.5	41.3	2.2
International	9.7	17.5	(7.8)
Core Services	NM	NM	NM
Total operating income margin	15.9%	15.4%	0.5%

Operating income totaled $16.6 million, up 9.6% from the second quarter of last year.  Operating margin was 15.9% in the second quarter of 2012 versus 15.4% in the second quarter of 2011.  The operating margin for the second quarter of 2011 adjusted for the litigation settlement and bad debt expenses, which totaled $2.2 million, was 17.7% or 180 basis points better than the second quarter of 2012.  The women’s merchandise sales decline and the related reduced gross margin on women’s merchandise is the primary driver of this decrease.

The U.S. Consumer Direct operating margin decreased from 36.6% in the second quarter of 2011 to 32.7% in the second quarter of 2012 primarily due to the decreased gross margin on women’s merchandise and the segment’s planned increases in field management and merchandise planning and buying resources to support the sales growth in this segment.

The U.S. Wholesale operating margin increased from 41.3% in the second quarter of 2011 to 43.5% in the second quarter of 2012 driven by the reduction in bad debt in the second quarter of 2012 as compared to the second quarter of 2011.

The International operating margin decreased from 17.5% in the second quarter of 2011 to 9.7% in the second quarter of 2012 primarily due to wholesale sales decreases in Korea and Canada.

Other Expense (Income), net

Net other expense (income) was $1.2 million in the second quarter of 2012 compared to $(0.6) million in the second quarter of 2011.  This decrease is primarily due to the foreign exchange losses on our intercompany balances with our foreign subsidiaries.

Provision for Income Taxes

The effective tax rate for the second quarter of 2012 was 36.3% compared to 37.9% for the second quarter of 2011.  The 2012 effective tax rate decrease over 2011 is linked to an increase in foreign sales and earnings being taxed at lower rates along with an increase in the estimate of U.S. versus foreign manufactured merchandise.

Net Income attributable to True Religion Apparel, Inc. and Earnings Per Diluted Share

Net income attributable to True Religion Apparel, Inc. was $9.8 million, or $0.39 per diluted share, for the second quarter of 2012 compared to $9.4 million, or $0.38 per diluted share, for the second quarter of 2011.  The increase in net income attributable to True Religion Apparel, Inc. resulted primarily from a reduction of SG&A expenses due to litigation settlement and bad debt expenses totaling $2.2 million, recorded in the second quarter of 2012 compared to the same period of 2011.

Year-to-Date 2012 Compared to Year-to-Date 2011

The following table summarizes results of operations for the six months ended June 30, 2012 and 2011 (dollar amounts in thousands, except per share data):

	Six Months Ended June 30,
	2012		2011		Change
	Amount	%	Amount	%	Amount	%
Net sales	$211,694	100.0%	$192,025	100.0%	$19,669	10.2%
Gross profit	136,382	64.4%	125,113	65.2%	11,269	9.0%
Selling, general and administrative expenses	102,518	48.4%	95,087	49.5%	7,431	7.8%
Operating income	33,864	16.0%	30,026	15.6%	3,838	12.8%
Other expense (income), net	337	0.2%	(481)	(0.3)%	818	NM
Provision for income taxes	12,976	6.1%	11,696	6.1%	1,280	10.9%
Net income attributable to True Religion Apparel, Inc.	$20,190	9.5%	$18,416	9.6%	$1,774	9.6%
Net income per share attributable to True Religion Apparel, Inc.:
Basic	$0.81		$0.74		$0.07	9.5%
Diluted	$0.80		$0.74		$0.06	8.1%

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Six Months Ended June 30,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$129,819	$112,208	$17,611	15.7%
U.S. Wholesale	43,861	41,869	1,992	4.8
International	36,856	36,560	296	0.8
Core Services	1,158	1,388	(230)	(16.6)
Total net sales	$211,694	$192,025	$19,669	10.2%

The following table summarizes the percentage of total net sales by segment:

	Six Months Ended June 30,
	2012	2011
U.S. Consumer Direct	61.3%	58.4%
U.S. Wholesale	20.7	21.8
International	17.4	19.1
Core Services	0.6	0.7
Total net sales	100.0%	100.0%

The increase in the U.S. Consumer Direct segment’s net sales (which includes our retail stores and e-commerce site) of 15.7% resulted from the expansion of our retail store count and a 7.8% same store sales increase.  The same store sales increase was driven by favorable men’s merchandise sales trends.

U.S. Wholesale net sales increased 4.8% to $43.9 million primarily due to an increase in sales to the Specialty and Off Price channels, which was partially offset by a decrease in sales to Majors.

International net sales increased 0.8% to $36.9 million primarily due to the increase of our 2012 retail store count.  The net sales reduction is due to wholesale sales slowdowns in Korea, Canada, and Germany.

Core Services net sales is comprised of royalties earned through licensing arrangements.  Core Services net sales decreased 16.6% to $1.2 million as we have been impacted by reduced sales by the licensees.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Six Months Ended June 30,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$90,955	$81,439	$9,516	11.7%
U.S. Wholesale	22,635	22,122	513	2.3
International	21,634	20,164	1,470	7.3
Core Services	1,158	1,388	(230)	(16.6)
Total gross profit	$136,382	$125,113	$11,269	9.0%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	Six Months Ended, June 30,		Change
	2012	2011	%
U.S. Consumer Direct	70.1%	72.6%	(2.5)%
U.S. Wholesale	51.6	52.8	(1.2)
International	58.7	55.2	3.5
Core Services	100.0	100.0	0.0
Total gross margin	64.4%	65.2%	(0.8)%

Overall gross profit increased 9.0% to $136.4 million in the first six months of 2012, driven primarily by the overall sales growth.  The gross margin decreased 80 basis points to 64.4% primarily due to the 250 basis point decrease in the U.S. Consumer Direct segment’s gross margin, which was partially offset by the 350 basis point increase in the International segment’s gross margin.

The U.S. Consumer Direct gross margin decreased to 70.1% in the first six months of 2012 from 72.6% in the same period in 2011. During the first six months of 2012, we took increased markdowns in our outlet stores in order to clear slower moving women’s merchandise.  Also contributing to the reduction was our strategy to price selected new women’s styles and new European sportswear competitively.

U.S. Wholesale gross margin decreased by 120 basis points, to 51.6%, primarily due to a sales mix shift within the Off-Price channel towards excess merchandise.

The International gross margin increased to 58.7% in the first six months of 2012 from 55.2% in the same period in 2011 driven primarily by the sales mix shift towards our international direct retail business, which earns a higher gross margin than our international wholesale business.

Selling, General and Administrative Expenses

The following table presents the components of selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Six Months Ended June 30,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$47,554	$41,240	$6,314	15.3%
U.S. Wholesale	2,982	4,174	(1,192)	(28.6)
International	17,418	13,799	3,619	26.2
Core Services	34,564	35,874	(1,310)	(3.7)
Total selling, general and administrative expenses	$102,518	$95,087	$7,431	7.8%

The following table summarizes SG&A as a percentage of net sales (“SG&A rate”) by segment:

	Six Months Ended, June 30,		Change
	2012	2011	%
U.S. Consumer Direct	36.6%	36.8%	(0.2)%
U.S. Wholesale	6.8	10.0	(3.2)
International	47.3	37.7	9.6
Core Services	NM	NM	NM
Total SG&A rate	48.4%	49.5%	(1.1)%

The U.S. Consumer Direct SG&A increased $6.3 million, from $41.2 million in the first six months of 2011 to $47.5 million in the first six months of 2012.  This increase is primarily related to the store expansion over the past year, from 102 stores at the end of June 2011 to 116 stores at the end of June 2012.  Also contributing to the increase are the increases in field management and merchandise planning and buying resources to support the sales growth in this segment.  As a percentage of net sales, U.S. Consumer Direct SG&A decreased from 36.8% in the first six months of 2011 to 36.6% in the first six months of 2012 primarily due to the increase in same store sales of 7.8%, which produced leverage on fixed costs.

U.S. Wholesale SG&A decreased $1.2 million, from $4.2 million in the first six months of 2011 to $3.0 million in the first six months of 2012 due to a decrease in bad debt expense.  In the second quarter of 2011, we wrote off a $0.7 million receivable from a former customer as a result of its bankruptcy filing.  The decrease in SG&A costs combined with the segment’s increase in net sales contributed to the U.S. Wholesale SG&A rate decreasing from 10.0% in the first six months of 2011 to 6.8% in the first six months of 2012.

International SG&A increased $3.6 million, from $13.8 million in the first six months of 2011 to $17.4 million in the first six months of 2012, due to our planned expansion, including an increase in the number of branded retail stores from nine stores at June 30, 2011 to 23 stores at June 30, 2012.  The 960 basis points increase in the SG&A rate is primarily due to the wholesale sales decrease and the sales mix shift to the direct retail business, which has a higher SG&A rate than the wholesale business.

Core Services SG&A decreased $1.3 million, from $35.9 million in the first six months of 2011 to $34.6 million in the first six months of 2012, primarily due to a decrease in litigation settlement expense in 2012 as compared to 2011, when we recorded a $1.5 million settlement for a trademark dispute.  As a percentage of total net sales, Core Services SG&A decreased from 18.7% in the first six months of 2011 to 16.3% in the first six months of 2012 due to the 10.2% increase in total net sales and the decrease in litigation settlement expense.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	Six Months Ended June 30,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$43,401	$40,199	$3,202	8.0%
U.S. Wholesale	19,653	17,948	1,705	9.5
International	4,216	6,365	(2,149)	(33.8)
Core Services	(33,406)	(34,486)	1,080	(3.1)
Total operating income	$33,864	$30,026	$3,838	12.8%

The following table summarizes operating income as a percentage of net sales (“operating margin”), by segment:

	Six Months Ended, June 30,		Change
	2012	2011	%
U.S. Consumer Direct	33.4%	35.8%	(2.4)%
U.S. Wholesale	44.8	42.9	1.9
International	11.4	17.4	(6.0)
Core Services	NM	NM	NM
Total operating income margin	16.0%	15.6%	0.4%

Operating income totaled $33.9 million, up 12.8% from the first six months of last year.  Operating margin was 16.0% in the first six months of 2012 versus 15.6% in the first six months of 2011.  The operating margin for the first six months of 2011 adjusted for the litigation settlement expense and bad debt expenses, which totaled $2.2 million, was 16.8% or 80 basis points better than the first six months of 2012.  The reduced gross margin in our U.S. Consumer Direct segment combined with the increased SG&A of our International segment are the primary drivers of this decrease.

The U.S. Consumer Direct operating margin decreased from 35.8% in the first six months of 2011 to 33.4% in the first six months of 2012 primarily due to reduced gross margin on women’s merchandise.

U.S. Wholesale operating margin increased from 42.9% in the first six months of 2011 to 44.8% in the first six months of 2012 driven by the reduction in bad debt expense and the segment’s growth in net sales.

International operating margin decreased from 17.4% in the first six months of 2011 to 11.4% in the first six months of 2012 primarily due to wholesale sales slowdowns in Korea, Canada, and Germany.

Other Expense (Income), net

Net other expense (income) was not significant in the first six months of 2012 and 2011.

Provision for Income Taxes

The effective tax rate for the first six months of 2012 was 38.7%, compared to 38.3% for the first six months of 2011.  The 2012 effective tax rate increase over 2011 is due to our assessment in 2012 that the likelihood of utilizing certain international net operating loss carryforwards is no longer more likely than not, which resulted in additional tax expense in 2012.

Net Income attributable to True Religion Apparel, Inc. and Earnings Per Diluted Share

Net income attributable to True Religion Apparel, Inc. was $20.2 million, or $0.80 per diluted share, for the first six months of 2012 compared to $18.4 million, or $0.74 per diluted share, for the first six months of 2011.  The increase in net income attributable to True Religion Apparel, Inc. resulted primarily from a reduction of SG&A expenses due to litigation settlement and bad debt expenses totaling $2.2 million recorded in the first six months of 2011.

Inflation

Historically, our operations have not been materially affected by inflation.  We cannot assure that our operations will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

In the first six months of 2012, cash and cash equivalents decreased by $149.1 million from the beginning of the year due to the purchase of $149.8 million in short and long-term investments.

Operating Activities

Net cash provided by operating activities for the first six months of 2012 was $21.6 million compared to $34.6 million in the first six months of 2011.  This decrease in net cash provided by operating activities is primarily due to the reduction in U.S. Wholesale sales in late 2011 compared to late 2010, which caused cash receipts to decline in 2012 compared to 2011.

Investing Activities

Net cash used in investing activities was $161.9 million in the first six months of 2012, an increase of $151.8 million, compared to the first six months of 2011, which is primarily made up of purchases of short and long-term investments.  In 2012, we purchased U.S Treasury securities so we would have more direct control of our investments, which were previously held in a money market fund that invested in U.S. Treasury securities.

Financing Activities

Net cash used in financing activities was $9.0 million in the first six months of 2012, an increase of $4.8 million compared to the first six months of 2011.  This increase is primarily due to our first cash dividend, which amounted to $5.0 million and was paid in the second quarter of 2012.

Liquidity

Our primary ongoing cash requirements are currently expected to be for our ongoing operations, capital expenditures for new retail stores, our expansion internationally, and information technology and other infrastructure needs. Management believes that cash flows from continuing operations and on-hand cash and cash equivalents will provide adequate funds for the foreseeable working capital needs and planned capital expenditures. Over the long term, we manage our cash and capital structure to strengthen our financial position, maximize shareholder return, and maintain flexibility for future strategic initiatives. We believe our cash, cash equivalents and future operating cash flows will be sufficient, for at least the next twelve months, to fund scheduled future payments and potential long-term initiatives. The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, and market conditions, and we cannot guarantee that we would be able to obtain financing on favorable terms, if needed.

Capital expenditures for the remainder of 2012 are expected to approximate $8 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except our contractual obligations discussed below.

Contractual Obligations

As compared to December 31, 2011, the only material change in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K as of July 31, 2012 is the execution of 26 new retail leases and two administrative office leases which have aggregate future minimum lease payments of $40.4 million.  For additional information regarding our contractual obligations as of December 31, 2011, see the Management’s Discussion and Analysis section of the 2011 Annual Report.

Seasonality of Business

Due to the holiday shopping season in December, our U.S. Wholesale segment’s sales historically have been higher in the second half of the year and our U.S. Consumer Direct segment sales historically have been highest in the fourth quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and net sales and expenses during the period. We base our estimates on historical experience and on other factors and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the six months ended June 30, 2012 are consistent with those discussed in our 2011 Annual Report.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Risk

We operate a wholesale business and four retail stores in Japan; a portion of our wholesale sales and all of our retail sales and SG&A expenses in Japan are denominated in Japanese Yen. We operate a wholesale business and five retail stores in the United Kingdom, which have sales and SG&A expenses denominated in British Pounds. We operate a wholesale business in Germany and nearby countries, four retail stores in Germany and one retail store each in the Netherlands and Austria, through a consolidated joint venture.  All of the joint venture’s sales and SG&A expenses are denominated in Euros.  We operate seven retail stores in Canada, whose sales and SG&A expenses are denominated in Canadian Dollars.  We operate one retail store in Ireland and all of this store’s retail sales and SG&A expenses are denominated in Euros.  In the first quarter of 2011 we established a regional sales office in Switzerland, which has wholesale sales which are denominated in Euros or British Pounds and SG&A expenses denominated in Euros or Swiss Francs.  Because the transactions denominated in foreign currencies are not significant to our overall business, our exposure to exchange rate fluctuations between the U.S. Dollar and these foreign currencies are not considered material as of June 30, 2012.  We received U.S. Dollars for all other merchandise sales and licensing revenue during the six months ended June 30, 2012.  Merchandise purchases from contract manufacturers are denominated in U.S. Dollars, except for an immaterial amount which is denominated in Euros.

Interest Rate Risk

Interest income is sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our short-term and long-term investments, which primarily consist of U.S. Treasury securities, we do not believe there is material risk of exposure to changes in the fair value of our short-term and long-term investments as a result of changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2012, we completed the process of implementing a new fixed assets system. This new system replaces a fixed asset system we previously used. We engaged in pre-implementation planning, design and testing of the system, and we also conducted post-implementation monitoring, testing and process modifications to ensure the effectiveness of internal controls over financial reporting. We have not experienced any significant difficulties to date in connection with the implementation or operation of the new fixed asset system.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                 Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded reserves in our condensed balance sheets as of June 30, 2012 are adequate in light of the probable and estimable liabilities.  As of the date of this report, we do not believe there are any currently identified claims, proceedings or litigation, either alone or in the aggregate, that will have a material impact on our results of operations, financial position or cash flows.  Since these matters are subject to inherent uncertainties, our view of them may change in the future.

ITEM 1A.                  Risk Factors

In our 2011 Annual Report, we discussed the Company’s risk factors in Part I, “Item 1A. Risk Factors.” Our risk factors are unchanged from those discussed in the 2011 Annual Report.

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)                    None

(b)                   None

(c)                    See below

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2012:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Per Share (a)	Announced Plan	Under the Plan
April 1, 2012 – April 30, 2012	9,472	$26.06	—	—
May 1, 2012 – May 31, 2012	878	$28.21	—	—
June 1, 2012 – June 30, 2012	245	$28.93	—	—
Total	10,595	$26.30	—	—

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

Date: August 1, 2012

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 1, 2012