Form 10-Q
period 2012-09-30
TRUE RELIGION APPAREL INC
filed 2012-11-05
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended September 30, 2012

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

As of October 31, 2012, 25,786,496 shares of common stock were outstanding.

TRUE RELIGION APPAREL, INC.

ii

PART I — Financial Information

Item 1.                    Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$51,395	$200,366
Short-term investments	117,308	—
Accounts receivable, net of allowances	36,156	23,959
Inventories	64,076	53,320
Deferred income tax assets	6,066	7,027
Prepaid income taxes	6,901	3,879
Prepaid expenses and other current assets	11,944	12,137
Total current assets	293,846	300,688
Property and equipment, net	62,579	53,698
Long-term investments	31,721	—
Deferred income tax assets	866	1,271
Other assets	5,263	4,496
TOTAL ASSETS	$394,275	$360,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$30,936	$22,872
Accrued salaries, wages and benefits	11,130	11,506
Income taxes payable	262	6,538
Total current liabilities	42,328	40,916
Long-term deferred rent	17,125	13,986
Long-term deferred income tax liabilities	3,698	2,224
Long-term income tax payable	898	604
Total long-term liabilities	21,721	16,814
Total liabilities	64,049	57,730

Commitments and contingencies

Redeemable noncontrolling interest	2,972	2,635

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,780 and 25,492 issued and outstanding, respectively	3	3
Additional paid-in capital	86,960	77,950
Retained earnings	238,775	221,122
Accumulated other comprehensive income, net	1,516	713
Total stockholders’ equity	327,254	299,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$394,275	$360,153

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$118,549	$108,364	$330,243	$300,389

Cost of sales	43,526	38,174	118,838	105,086

Gross profit	75,023	70,190	211,405	195,303

Selling, general and administrative expenses	56,161	50,264	158,679	145,351

Operating income	18,862	19,926	52,726	49,952

Other (income) expense, net	(415)	250	(78)	(231)

Income before provision for income taxes	19,277	19,676	52,804	50,183

Provision for income taxes	6,928	7,374	19,904	19,070

Net income	12,349	12,302	32,900	31,113

Less: Net income attributable to redeemable noncontrolling interest	5	217	366	612

Net income attributable to True Religion Apparel, Inc.	$12,344	$12,085	$32,534	$30,501

Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$0.49	$0.48	$1.30	$1.23
Diluted	$0.49	$0.48	$1.29	$1.22

Weighted average shares outstanding:
Basic	25,176	24,927	25,103	24,831
Diluted	25,311	24,999	25,304	25,002

Dividends per common share	$0.20	$—	$0.40	$—

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$12,349	$12,302	$32,900	$31,113
Cumulative translation adjustment	862	(488)	725	(70)
Unrealized gains on investments:
Unrealized gains arising during the year	49	—	49	—
Comprehensive income	13,260	11,814	33,674	31,043
Comprehensive income attributable to redeemable noncontrolling interest	(70)	(73)	(337)	(639)
Comprehensive income attributable to True Religion Apparel, Inc.	$13,190	$11,741	$33,337	$30,404

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,900	$31,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,873	9,351
Provision for bad debts	714	857
Stock-based compensation	8,604	8,516
Tax benefit from stock-based compensation	405	761
Excess tax benefit from stock-based compensation	(511)	(1,219)
Deferred income taxes	2,836	2,177
Other, net	301	75
Changes in operating assets and liabilities:
Accounts receivable	(12,966)	204
Inventories	(10,706)	(12,255)
Prepaid expenses and other current assets	742	(674)
Other assets	(791)	(442)
Accounts payable and accrued expenses	6,664	8,745
Accrued salaries, wages and benefits	(389)	(218)
Prepaid income taxes and income taxes payable	(9,002)	(747)
Long-term deferred rent	3,069	2,420
Net cash provided by operating activities	31,743	48,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(167,282)	—
Proceeds from maturities or sales of investments	18,028	—
Purchases of property and equipment	(17,389)	(15,622)
Expenditures to establish trademarks	(7)	(30)
Other assets	(242)	—
Net cash used in investing activities	(166,892)	(15,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Statutory tax withholding payment for stock-based compensation	(4,558)	(5,450)
Cash dividends paid	(10,076)	—
Excess tax benefit from stock-based compensation	511	1,219
Net cash used in financing activities	(14,123)	(4,231)

Effect of exchange rate changes on cash	301	(415)

Net (decrease) increase in cash and cash equivalents	(148,971)	28,366
Cash and cash equivalents, beginning of period	200,366	153,792
Cash and cash equivalents, end of period	$51,395	$182,158

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

We operate in four primary business segments: U.S. Consumer Direct, U.S. Wholesale, International, and Core Services. We sell directly to consumers in the United States through full-price stores, outlet stores and through our retail internet site located at www.truereligionbrandjeans.com. As of September 30, 2012, we operated 85 full price stores and 34 outlet stores in the U.S.  Our U.S. Wholesale sales are made to leading nationwide premium department stores, specialty retailers and boutiques, and off-price retailers. Our International sales are made through a variety of channels, including subsidiaries and a joint venture that operate retail stores and sell to wholesale customers who operate retail stores; distributors who warehouse products at their expense and then ship to, and collect payment from, their customers; and directly to wholesale customers who operate retail stores. As of September 30, 2012, our International segment operated 18 full price stores and ten outlet stores.  In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. This licensing business is included in our Core Services segment.  Our corporate operations, which include the design, production, marketing, distribution, credit, customer service, information technology, accounting, executive, legal, and human resources departments, are also included in the Core Services segment.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of True Religion Apparel, Inc., its subsidiaries, and its majority-owned subsidiary, True Religion Brand Jeans Germany GmbH (“TRBJ Germany”), which operates according to a joint venture agreement with its noncontrolling interest holder. All intercompany accounts and transactions have been eliminated in consolidation.

In the ordinary course of business, we make sales to customers affiliated with the noncontrolling interest holder of TRBJ Germany (“Related Parties”).  Net sales to Related Parties, which is included in net sales in the accompanying condensed consolidated statements of income, were $0.6 million and $1.8 million for the three and nine months ended September 30, 2012, respectively, and were $0.5 million and $2.5 million for the three and nine months ended September 30, 2011.  As of September 30, 2012 and 2011, our accounts receivable from Related Parties was $4.2 million and $4.1 million, respectively.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Religion Apparel, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted under applicable rules and regulations, they do not include all of the information and notes required by GAAP for annual financial statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. The same accounting policies are followed for preparing quarterly and annual financial information. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Concentration of Credit Risks

As of September 30, 2012 and December 31, 2011, the accounts receivable due from one customer was 15% and 10%, respectively, of our total accounts receivable, net of allowances.

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

Gift Cards

We sell gift cards with no expiration dates to customers.  We recognize revenue associated with our gift cards upon redemption of the gift card.  In addition, we may recognize revenue from gift cards in the future when we determine that the likelihood of the gift card being redeemed is remote and that we have no legal obligation to remit the unredeemed gift card to relevant jurisdictions.  We will utilize historical redemption patterns to consider the likelihood of gift card redemption.  During the three and nine months ended September 30, 2012 and 2011, no revenue was recognized related to gift card breakage.

NOTE 3 — Cash Equivalents and Investments

As of September 30, 2012 and December 31, 2011, we held $40.7 million and $175.1 million, respectively, of cash equivalents, which consist of an investment in a money market fund that invests only in U.S. Treasury securities.  These investments are measured at fair value using quoted prices in active markets (Level 1 input).

Our Investments consist of fixed maturity U.S. Treasury securities, which are classified as available-for-sale securities and are reported at fair value.  The fair values for these investments were obtained from third-party broker statements, which are primarily derived from observable market-based inputs or unobservable inputs that are corroborated by market data (Level 2 input).  Management has established guidelines and practices to limit the amount of credit risk. We assess whether unrealized losses are other-than-temporary. As of September 30, 2012, none of our investments were in an unrealized loss position.

Investments consist of the following (amounts in thousands):

	September 30, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair value
Available-for-sale:
U.S. Treasury securities	$148,980	$49	—	$149,029

The contractual maturities were as follows (amounts in thousands):

	September 30, 2012	December 31, 2011
Due within one year	$117,308	$—
Due within two years	31,721	—
Total	$149,029	$—

Net investment income, which is included in other (income) expense, net, in the accompanying condensed consolidated statements of income, was $0.1 million for the three months and nine months ended September 30, 2012, respectively.  The realized loss on the sale of an investment during the three months ended September 30, 2012 was less than $0.1 million.

During the three months ended September 30, 2012, management re-evaluated its previous conclusion that investments in U.S. Treasury securities should be classified as held-to-maturity as a result of an opportunity to sell a U.S. Treasury security in our portfolio for another U.S. Treasury that would provide a greater yield.  Our investment policy objectives are to: maintain sufficient liquidity to meet financial obligations, ensure safety of principal and earn a market rate of return.  Management concluded that the requirements to maintain a held-to-maturity classification would potentially impact our ability to earn a market rate of return.  As a result, we reclassified all of our investments that were previously classified as held-to-maturity to available-for-sale.  The carrying value and fair value of the investments transferred from held-to-maturity to available-for-sale was $149.1 million at the date of transfer.

NOTE 4 — Accounts Receivable

We recorded the following allowances against our wholesale accounts receivable (amounts in thousands):

	As of September 30,	As of December 31,
	2012	2011
Reserve for returns	$834	$807
Reserve for chargebacks and markdown allowances	202	316
Reserve for bad debt	1,025	860
Total	$2,061	$1,983

In addition to the above reserves, we recorded an allowance for trade discounts of less than $0.1 million as of September 30, 2012 and December 31, 2011.

NOTE 5 — Inventories

Inventories consisted of the following (amounts in thousands):

	As of September 30,	As of December 31,
	2012	2011
Raw materials	$665	$604
Work-in-progress	3,691	2,395
Finished goods	59,720	50,321
Total	$64,076	$53,320

NOTE 6 — Property and Equipment, net

Property and equipment consisted of the following (amounts in thousands):

	As of September 30,	As of December 31,
	2012	2011
Computer systems and equipment	$13,749	$15,357
Furniture and fixtures	13,322	9,498
Leasehold improvements	62,081	55,141
Machinery and equipment	5,116	4,412
Trade show booths	1,318	1,356
Construction in progress	2,424	1,896
	98,010	87,660
Less: accumulated depreciation	35,431	33,962
Property and equipment, net	$62,579	$53,698

Construction in progress as of September 30, 2012 and December 31, 2011 primarily represents the capital expenditures for retail stores that have not opened, or information technology projects that have not been completed, as of the balance sheet date.  When the stores are opened or the information technology projects are completed, these balances will be transferred to the appropriate property and equipment category and depreciated according to their useful life.

Depreciation expense, which is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $9.9 million and $9.4 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 7—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (amounts in thousands):

	As of September 30,	As of December 31,
	2012	2011
Accounts payable	$17,184	$6,761
Accrued expenses	5,550	7,597
Accrued sales and use taxes	2,003	2,582
Accrued percentage rent	1,474	1,785
Other	4,725	4,147
Accounts payable and accrued expenses	$30,936	$22,872

NOTE 8 — Stock-based Compensation

The following table summarizes our stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (amounts in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation expense, before income tax benefit	$2,357	$1,765	$8,604	$8,516
Income tax benefit	882	679	3,220	3,275
Stock-based compensation expense, after income tax benefit	$1,475	$1,086	$5,384	$5,241

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

Non-vested performance-based awards

During the nine months ended September 30, 2012 and 2011, we awarded performance-based restricted stock to executive officers that vest over a period of two years, which is a service condition.  Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary of the grant date and the remainder on the second anniversary of the grant date for a combined service period of two years.  In order for these performance awards to vest, the Company’s annual adjusted earnings before interest and income tax expenses (“Adjusted EBIT”) must exceed a minimum amount; depending upon the Company’s actual annual Adjusted EBIT, additional restricted stock may be earned, up to a maximum amount.

The following table summarizes our performance-based restricted stock activities for the nine months ended September 30, 2012:

			Weighted
		Weighted	Average
		Average Grant	Remaining	Intrinsic
		Date Fair	Contractual	Value
	Shares	Value	Life (Years)	($000’s)
Prior year awards:
Non-vested, beginning of year	391,174	$23.98
Vested	(281,896)	$24.41
Service forfeited	—	$—
Non-vested prior year awards, end of period	109,278

Awards granted in 2012, at maximum:	353,215	$26.04
Performance forfeited	—	$—
Service forfeited	—	$—
Non-vested current year awards, end of period	353,215
Total non-vested, end of period	462,493	$25.31	0.8	$9,865

The estimated fair value of the performance-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 1.5% as of September 30, 2012; this forfeiture rate assumption is based on historical experience adjusted for unusual, large forfeitures.  The fair value of the performance-based stock awarded in the nine months ended September 30, 2012 and 2011 was $9.2 million and $11.6 million, respectively.  The total fair value of performance-based stock vested during the nine months ended September 30, 2012 and 2011 was $6.9 million and $7.9 million, respectively.  As of September 30, 2012, the total unamortized stock-based compensation expense related to the performance-based stock was $4.5 million, which is expected to be recognized over a weighted average period of 0.8 years.

Non-vested service-based awards

During the nine months ended September 30, 2012 and 2011, we awarded restricted stock to employees and directors that vest over a period of up to three years.

The following table summarizes our non-vested service-based restricted stock activities for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000’s)
Non-vested, beginning of year	170,062	$23.35
Granted	119,625	$26.20
Vested	(135,502)	$24.01
Forfeited	(15,346)	$27.41
Non-vested, end of period	138,839	$24.71	1.4	$2,961

The estimated fair value of the non-vested, service-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 7.9% as of September 30, 2012; this forfeiture rate assumption is based on historical experience adjusted for unusual, large forfeitures.  The fair value of service-based stock awarded in the nine months ended September 30, 2012 and 2011 was $3.1 million and $3.4 million, respectively.  The total fair value of service-based stock vested during the nine months ended September 30, 2012 and 2011 was $3.3 million and $3.7 million, respectively.  As of September 30, 2012, the total unamortized stock-based compensation expense related to the non-vested, service-based stock was $2.4 million which is expected to be recognized over a weighted average period of 1.4 years.

Minimum Statutory Income Taxes on Restricted Awards

We have a practice of withholding common shares, upon an employee’s or director’s request, to satisfy employee and director minimum statutory income tax withholdings for restricted shares when they vest. During the nine months ended September 30, 2012 and 2011, we withheld 169,730 and 228,109 shares for a total value of $4.6 million and $5.5 million, respectively. These amounts are considered a financing activity and recorded as statutory tax withholding payment for stock-based compensation in the accompanying condensed consolidated statements of cash flows.

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

As of September 30, 2012, we had 171 long-term lease agreements, which consisted of 126 retail stores in the U.S., 31 international retail stores, two distribution and administrative facilities in Vernon, California, two showrooms in the U.S., and administrative offices and/or showrooms in Japan, South Korea, Hong Kong, Germany, Italy, the U.K. and Switzerland. Our leased properties aggregate 688,000 square feet of space, which consists of 374,000 square feet for our distribution and administrative functions, 300,000 square feet of retail space and 14,000 square feet of showroom space.  Our lease agreements for 140 of the retail stores leases require payment of a percentage of sales, ranging from 4% to 18%, if our net sales at the retail store exceed a defined threshold.

Rent expense was $27.3 million and $22.3 million for the nine months ended September 30, 2012 and 2011, respectively. These amounts include contingent rental expense of $2.9 million and $2.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Future minimum lease payments under these operating leases as of September 30, 2012 are summarized as follows (amounts in thousands):

Year Ending December 31,
2012 (remainder of year)	$7,305
2013	30,501
2014	30,619
2015	30,440
2016	29,988
Thereafter	103,047
Total minimum lease payments	$231,900

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded reserves in our condensed consolidated balance sheet as of September 30, 2012 are adequate in light of the probable and estimable liabilities.  As of the date of this report, we do not believe there are any currently identified claims, proceedings or litigation, either alone or in the aggregate, that will have a material impact on our future results of operations, financial position or cash flows.  Since these matters are subject to inherent uncertainties, our view of them may change in the future.

Income Taxes

In connection with an examination of our federal income tax return filed for the tax year ended December 31, 2009, the Internal Revenue Service (“IRS”) has disallowed the domestic production activities deduction.  During the nine months ended September 30, 2012, the IRS issued an assessment for $1.4 million in tax and a $0.3 million penalty.

We have completed our income tax provision for 2010, 2011 and 2012 using the same position that the IRS has challenged in its 2009 federal income tax return.  The cumulative income tax benefit for deductions included for those periods is $4.6 million.

We filed a formal protest with the Office of Appeals Division within the IRS, and we intend to vigorously defend our position.  In the event of an unfavorable outcome at the Office of Appeals, we will strongly consider litigating the matter in U.S. Tax Court.  The unpaid assessment will continue to accrue interest at the statutory rate until resolved.  Although the outcome remains uncertain, management believes a taxpayer favorable resolution will be obtained and therefore the full tax benefit for the deduction has been recognized.

NOTE 10 —Redeemable Noncontrolling Interest

We calculated the fair value of the redeemable noncontrolling interest by discounting the estimated future cash flows of our majority-owned subsidiary, TRBJ Germany, and determined that the fair value of the noncontrolling interest was lower than the carrying value as of September 30, 2012.  As no previous increases have been recorded, the noncontrolling interest approximated the greater of the fair market value or the carrying value as of September 30, 2012 and December 31, 2011.  The fair value calculation of the redeemable noncontrolling interest was based on unobservable inputs reflecting management’s own assumptions (Level 3 input).

The following table presents a reconciliation of the redeemable noncontrolling interest (amounts in thousands):

	Nine months Ended
	September 30,
	2012	2011
Redeemable noncontrolling interest, beginning of year	$2,635	$1,925
Net income attributable to redeemable noncontrolling interest	366	612
Foreign currency translation adjustment	(29)	27
Redeemable noncontrolling interest, end of period	$2,972	$2,564

NOTE 11 — Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share attributable to True Religion Apparel, Inc. (in thousands, except per share information):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income attributable to True Religion Apparel, Inc.	$12,344	$12,085	$32,534	$30,501

Basic shares	25,176	24,927	25,103	24,831
Dilutive effect of unvested restricted stock	135	72	201	171
Diluted shares	$25,311	$24,999	$25,304	$25,002

Earnings per share attributable to True Religion Apparel, Inc. — basic	$0.49	$0.48	$1.30	$1.23
Earnings per share attributable to True Religion Apparel, Inc. — diluted	$0.49	$0.48	$1.29	$1.22

For the three and nine months ended September 30, 2012, 353,215 and 240,652 weighted shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares. For the three and nine months ended September 30, 2011, 392,059 and 266,658 weighted shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares.

NOTE 12 — Segment Information

Summarized financial information concerning our reportable segments is shown in the following table (amounts in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales:
U.S. Consumer Direct	$65,325	$61,817	$195,144	$174,025
U.S. Wholesale	29,809	22,020	73,670	63,888
International	22,748	23,461	59,604	60,021
Core Services	667	1,066	1,825	2,455
	$118,549	$108,364	$330,243	$300,389

Gross Profit:
U.S. Consumer Direct	$46,313	$43,490	$137,268	$124,929
U.S. Wholesale	14,962	11,388	37,598	33,510
International	13,081	14,246	34,714	34,409
Core Services	667	1,066	1,825	2,455
	$75,023	$70,190	$211,405	$195,303

Operating income:
U.S. Consumer Direct	$21,230	$20,989	$64,630	$61,189
U.S. Wholesale	13,251	9,752	32,903	27,700
International	1,744	6,801	5,961	13,165
Core Services	(17,363)	(17,616)	(50,768)	(52,102)
	$18,862	$19,926	$52,726	$49,952

	Nine months Ended
	September 30,
	2012	2011
Capital expenditures:
U.S. Consumer Direct	$8,755	$10,181
U.S. Wholesale	38	485
International	7,338	3,518
Core Services	2,060	1,438
	$18,191	$15,622

	September 30, 2012	December 31, 2011
Total assets:
U.S. Consumer Direct	$77,323	$78,089
U.S. Wholesale	40,861	41,700
International	58,668	26,182
Core Services	217,423	214,182
	$394,275	$360,153

NOTE 13 — Stockholders’ Equity

In April 2012, our Board of Directors approved a stock repurchase program granting us the authority to repurchase up to $30,000,000 of our common stock.  Under the stock repurchase program, we will repurchase shares in the open market from time to time, depending on market conditions.  The primary objective of the stock repurchase program is to offset the share dilution attributable to stock based compensation beginning in 2012.  We may suspend or discontinue the repurchase program at any time.  We have not purchased any shares of our common stock since the stock repurchase program was approved and had $30,000,000 in remaining share repurchase capacity as of September 30, 2012.  The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.

During the nine months ended September 30, 2012, we paid $10.1 million in cash dividends to holders of our common stock.

In October 2012, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.20 per share.  The quarterly dividend will be paid on November 29, 2012 to all stockholders of record as of November 15, 2012.  Future dividends will be subject to Board approval.

NOTE 14 — Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2012 and 2011, we paid income taxes of $18.0 million and $19.4 million, respectively.

As of September 30, 2012, and 2011, we had recorded the purchase of $1.6 million and $0.9 million, respectively, of property and equipment for which the vendors had not yet been paid.  These amounts have been excluded from “Purchases of property and equipment” and “Accounts payable and accrued expenses” in the accompanying condensed consolidated statements of cash flows.

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

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of November 5, 2012, and we undertake no duty to update this information.  Shareholders and prospective investors can find information filed with the SEC after August 1, 2012 at our website at www.truereligionbrandjeans.com or at the SEC website at www.sec.gov.

RESULTS OF OPERATIONS

We design, market, sell and distribute premium fashion apparel, centered on our core denim products using the brand name “True Religion Brand Jeans.”  Our products include jeans, pants, woven and knit tops and outerwear made from denim, fleece, jersey and other fabrics. We are known for our unique fits, washes and styling details. Our products are distributed through multiple wholesale and retail channels on six continents, including North America, Europe, Asia, Australia, Africa and South America. As of September 30, 2012, we had 119 retail stores in the United States compared to 109 as of December 31, 2011, and 105 as of September 30, 2011.  As of September 30, 2012 we had 28 international stores compared to 16 as of December 31, 2011 and 13 as of September 30, 2011.

After receiving indications of interest from third parties regarding a potential transaction with the Company, our Board of Directors has formed a Special Committee comprised of its non-management directors to explore and evaluate potential strategic alternatives available to the Company, including a possible sale, in order to maximize shareholder value.  No decision has been made to engage in a transaction or transactions, and there can be no assurance that any transaction or any other strategic alternative will occur or, if undertaken, the terms or timing thereof.  The Special Committee has not set a definitive timetable for completion of the strategic review process.

Third Quarter 2012 Compared to Third Quarter 2011

The following table summarizes results of operations for the three months ended September 30, 2012 and 2011 (dollar amounts in thousands, except per share data):

	Three Months Ended September 30,
	2012		2011		Change
	Amount	%	Amount	%	Amount	%
Net sales	$118,549	100.0%	$108,364	100.0%	$10,185	9.4%
Gross profit	75,023	63.3%	70,190	64.8%	4,833	6.9%
Selling, general and administrative expenses	56,161	47.4%	50,264	46.4%	5,897	11.7%
Operating income	18,862	15.9%	19,926	18.4%	(1,064)	(5.3)%
Other (income) expense, net	(415)	(0.4)%	250	0.2%	(665)	NM
Provision for income taxes	6,928	5.8%	7,374	6.8%	(446)	(6.0)%
Net income attributable to True Religion Apparel, Inc.	$12,344	10.4%	$12,085	11.2%	$259	2.1%
Net income per share attributable to True Religion Apparel, Inc.:
Basic	$0.49		$0.48		$0.01	2.1%
Diluted	$0.49		$0.48		$0.01	2.1%

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Three Months Ended, September 30,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$65,325	$61,817	$3,508	5.7%
U.S. Wholesale	29,809	22,020	7,789	35.4
International	22,748	23,461	(713)	(3.0)
Core Services	667	1,066	(399)	(37.4)
Total net sales	$118,549	$108,364	$10,185	9.4%

The following table summarizes the percentage of total net sales by segment:

	Three Months Ended, September 30,
	2012	2011
U.S. Consumer Direct	55.1%	57.0%
U.S. Wholesale	25.1	20.3
International	19.2	21.7
Core Services	0.6	1.0
Total net sales	100.0%	100.0%

The increase in the U.S. Consumer Direct segment’s net sales (which includes our retail stores and e-commerce site) of 5.7% resulted from the expansion of our retail store count.  Same store sales decreased 4.7% in the third quarter of 2012 as compared to the third quarter of 2011.  Factors contributing to the same store sales decline include decreases in traffic in our stores and prolonged summer weather.  Also, our sales of denim merchandise slowed in the quarter, but sales trends for non-denim pants and men’s tee shirts were favorable.  During the remainder of 2012, we expect to open three retail stores in the United States.

U.S. Wholesale net sales increased 35.4% to $29.8 million primarily due to an increase in sales to the Off-Price and Specialty channels, which was partially offset by a decrease in sales to Majors.  This is the third consecutive year-over-year quarterly sales increase for this segment.  We increased the amount of slow-moving merchandise sold to the Off-Price channel in order to put more ‘designed for’ merchandise in our consumer direct outlet stores. The ‘designed for’ merchandise typically yields higher sell-through rates and better gross margins in our outlet stores as compared to the performance of discounted slow-moving merchandise.

International net sales declined by 3.0% to $22.7 million primarily due to a slowdown in wholesale sales in Korea and Germany.  Partially offsetting this decrease is a 115% increase in our international retail sales due to an increase in our retail store count from 13 operated as of September 30, 2011 to 28 as of September 30, 2012.  During the remainder of 2012, we expect to open two international retail stores.

Core Services net sales is comprised of royalties due under licensing arrangements.  Core Services net sales decreased 37.4% to $0.7 million due primarily to the non-renewal of a licensing agreement.  It is our intention to refocus our internal resources on enhancing our relationships with our successful licensees and explore licensing opportunities in other merchandise categories.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Three Months Ended, September 30,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$46,313	$43,490	$2,823	6.5%
U.S. Wholesale	14,962	11,388	3,574	31.4
International	13,081	14,246	(1,165)	(8.2)
Core Services	667	1,066	(399)	(37.4)
Total gross profit	$75,023	$70,190	$4,833	6.9%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	Three Months Ended, September 30,		Change
	2012	2011	%
U.S. Consumer Direct	70.9%	70.4%	0.5%
U.S. Wholesale	50.2	51.7	(1.5)
International	57.5	60.7	(3.2)
Core Services	100.0	100.0	0.0
Total gross margin	63.3%	64.8%	(1.5)%

Overall gross profit increased 6.9% to $75.0 million in the third quarter of 2012, driven primarily by the overall sales increase.  The gross margin decreased 150 basis points to 63.3% primarily due to an increased sales mix of discontinued merchandise.

The U.S. Consumer Direct gross margin increased to 70.9% in the third quarter of 2012 from 70.4% in the same quarter in 2011 primarily due to improvement in the outlet stores’ gross margin.

The U.S. Wholesale gross margin decreased by 150 basis points, to 50.2%, in the third quarter primarily due to the increased sales of slow-moving merchandise to the Off-Price channel.

The International gross margin decreased to 57.5% in the third quarter of 2012 from 60.7% in the same quarter in 2011 primarily driven by lower wholesale gross margins due to discounting to clear slow-moving merchandise. Additionally, we reduced retail prices in Canada to more closely align our Canada retail prices with the U.S. retail prices.

Selling, General and Administrative Expenses

The following table presents the components of selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Three Months Ended, September 30,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$25,083	$22,501	$2,582	11.5%
U.S. Wholesale	1,711	1,636	75	4.6
International	11,337	7,445	3,892	52.3
Core Services	18,030	18,682	(652)	(3.5)
Total selling, general and administrative expenses	$56,161	$50,264	$5,897	11.7%

The following table summarizes SG&A as a percentage of net sales (“SG&A rate”) by segment:

	Three Months Ended, September 30,		Change
	2012	2011	%
U.S. Consumer Direct	38.4%	36.4%	2.0%
U.S. Wholesale	5.7	7.4	(1.7)
International	49.8	31.7	18.1
Core Services	NM	NM	NM
Total SG&A rate	47.4%	46.4%	1.0%

The U.S. Consumer Direct SG&A increased $2.6 million, from $22.5 million in the third quarter of 2011 to $25.1 million in the third quarter of 2012.  This increase is primarily related to the store expansion over the past year, from 105 stores at the end of September 2011 to 119 stores at the end of September 2012.  Also contributing to the increase is the addition of merchandise planning and buying resources to support growth in this segment.  As a percentage of net sales, U.S. Consumer Direct SG&A increased from 36.4% in the third quarter of 2011 to 38.4% in the third quarter of 2012, primarily due to increases in new store SG&A and merchandise planning and buying resources.

U.S. Wholesale SG&A remained relatively flat at $1.7 million in the third quarter of 2012 compared to the third quarter of 2011.  The segment’s increase in net sales on flat SG&A drove the U.S. Wholesale SG&A rate down from 7.4% in the third quarter of 2011 to 5.7% in the third quarter of 2012.

International SG&A increased $3.9 million, from $7.4 million in the third quarter of 2011 to $11.3 million in the third quarter of 2012, due to our planned expansion, including an increase in the number of branded retail stores from 13 stores at September 30, 2011 to 28 stores at September 30, 2012.  The increase in the SG&A rate from 31.7% in the third quarter of 2011 to 49.8% in the third quarter of 2012 is primarily attributable to the segment’s wholesale sales decline and increased operating costs associated with the additional 15 branded retail stores.

Core Services SG&A decreased $0.7 million, from $18.7 million in the third quarter of 2011 to $18.0 million in the third quarter of 2012.  The decrease is primarily due to net separation costs of $1.2 million associated with the resignation of a former executive that we recorded in the third quarter of 2011.  This was partially offset by the increase in bad debt expense of $0.5 million.  As a percentage of total net sales, Core Services SG&A decreased from 17.2% in the third quarter of 2011 to 15.2% in the third quarter of 2012.  The 200 basis points decrease in the Core Services SG&A rate is due to the 9.4% increase in total net sales, which produced leverage on fixed costs, coupled with the decrease in the net separation costs.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	Three Months Ended, September 30,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$21,230	$20,989	$241	1.1%
U.S. Wholesale	13,251	9,752	3,499	35.9
International	1,744	6,801	(5,057)	(74.4)
Core Services	(17,363)	(17,616)	253	1.4
Total operating income	$18,862	$19,926	$(1,064)	(5.3)%

The following table summarizes operating income as a percentage of net sales (“operating margin”) by segment:

	Three Months Ended, September 30,		Change
	2012	2011	%
U.S. Consumer Direct	32.5%	34.0%	(1.5)%
U.S. Wholesale	44.5	44.3	0.2
International	7.7	29.0	(21.3)
Core Services	NM	NM	NM
Total operating income margin	15.9%	18.4%	(2.5)%

Operating income totaled $18.9 million, down 5.3% from the third quarter of last year.  Operating margin was 15.9% in the third quarter of 2012 versus 18.4% in the third quarter of 2011.  The decline is primarily attributable to the reduced operating margin in the U.S. Consumer Direct and International segments.

The U.S. Consumer Direct operating margin decreased from 34.0% in the third quarter of 2011 to 32.5% in the third quarter of 2012 due to the decrease in same store sales and the increase in merchandise planning and buying resources.

The U.S. Wholesale operating margin increased from 44.3% in the third quarter of 2011 to 44.5% in the third quarter of 2012 driven by the 35.4% increase in this segment’s net sales.

The International operating margin decreased from 29.0% in the third quarter of 2011 to 7.7% in the third quarter of 2012 primarily due to wholesale sales decreases and the segment’s gross margin decrease.

Other (Income) Expense, net

Net other (income) expense was $(0.4) million in the third quarter of 2012 compared to $0.2 million in the third quarter of 2011.  This increase is primarily due to the foreign exchange gains on our intercompany balances with our foreign subsidiaries.

Provision for Income Taxes

The effective tax rate for the third quarter of 2012 was 35.9% compared to 37.5% for the third quarter of 2011.  The 2012 effective tax rate decrease over 2011 is linked to an increase in income apportioned to foreign jurisdictions with lower income tax rates as we continue to establish our international presence.

Net Income attributable to True Religion Apparel, Inc. and Earnings Per Diluted Share

Net income attributable to True Religion Apparel, Inc. was $12.3 million, or $0.49 per diluted share, for the third quarter of 2012 compared to $12.1 million, or $0.48 per diluted share, for the third quarter of 2011.  Excluding the net separation costs associated with the resignation of a former executive, the adjusted net income attributable to True Religion Apparel, Inc. for the third quarter of 2011 was $12.9 million, or $0.51 per diluted share.

Year-to-Date 2012 Compared to Year-to-Date 2011

The following table summarizes results of operations for the nine months ended September 30, 2012 and 2011 (dollar amounts in thousands, except per share data):

	Nine months Ended September 30,
	2012		2011		Change
	Amount	%	Amount	%	Amount	%
Net sales	$330,243	100.0%	$300,389	100.0%	$29,854	9.9%
Gross profit	211,405	64.0%	195,303	65.0%	16,102	8.2%
Selling, general and administrative expenses	158,679	48.0%	145,351	48.4%	13,328	9.2%
Operating income	52,726	16.0%	49,952	16.6%	2,774	5.6%
Other income, net	(78)	(0.0)%	(231)	(0.1)%	(153)	NM
Provision for income taxes	19,904	6.0%	19,070	6.3%	834	4.4%
Net income attributable to True Religion Apparel, Inc.	$32,534	9.9%	$30,501	10.2%	$2,033	6.7%
Net income per share attributable to True Religion Apparel, Inc.:
Basic	$1.30		$1.23		$0.07	5.7%
Diluted	$1.29		$1.22		$0.07	5.7%

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Nine months Ended September 30,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$195,144	$174,025	$21,119	12.1%
U.S. Wholesale	73,670	63,888	9,782	15.3
International	59,604	60,021	(417)	(0.7)
Core Services	1,825	2,455	(630)	(25.7)
Total net sales	$330,243	$300,389	$29,854	9.9%

The following table summarizes the percentage of total net sales by segment:

	Nine months Ended September 30,
	2012	2011
U.S. Consumer Direct	59.1%	57.9%
U.S. Wholesale	22.3	21.3
International	18.0	20.0
Core Services	0.6	0.8
Total net sales	100.0%	100.0%

The increase in the U.S. Consumer Direct segment’s net sales (which includes our retail stores and e-commerce site) of 12.1% resulted from the expansion of our retail store count and a 3.3% same store sales increase.  The same store sales increase was driven by favorable men’s merchandise sales trends in both denim and non-denim categories, which was partially offset by a sales slowdown in the women’s denim category.

U.S. Wholesale net sales increased 15.3% to $73.7 million primarily due to an increase in sales to the Off-Price and Specialty channels, which was partially offset by a decrease in sales to Majors.  The Off-Price channel’s sales increase reflects our decision to clear slow-moving merchandise through this channel along with the overall growth of the number of stores operated by these customers.  The demand for men’s merchandise in the Specialty channel spurred this channel’s sales increase.

International net sales decreased 0.7% to $59.6 million primarily due to the wholesale sales slowdowns in Korea, Germany, and Canada.  This was offset by an increase in retail sales as we have steadily increased our international store count since the beginning of 2011.

Core Services net sales is comprised of royalties earned through licensing arrangements.  Core Services net sales decreased 25.7% to $1.8 million due to the non-renewal of a licensing agreement and reduced sales by other licensees.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Nine months Ended September 30,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$137,268	$124,929	$12,339	9.9%
U.S. Wholesale	37,598	33,510	4,088	12.2
International	34,714	34,409	305	0.9
Core Services	1,825	2,455	(630)	(25.7)
Total gross profit	$211,405	$195,303	$16,102	8.2%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	Nine months Ended, September 30,		Change
	2012	2011	%
U.S. Consumer Direct	70.3%	71.8%	(1.5)%
U.S. Wholesale	51.0	52.5	(1.5)
International	58.2	57.3	0.9
Core Services	100.0	100.0	0.0
Total gross margin	64.0%	65.0%	(1.0)%

Overall gross profit increased 8.2% to $211.4 million in the first nine months of 2012, driven primarily by the overall sales growth.  In the first nine months of 2012, gross margin decreased 100 basis points to 64.0% primarily due to the 150 basis point decrease in the U.S. Consumer Direct segment’s gross margin, which was partially offset by the 90 basis point increase in the International segment’s gross margin.

The U.S. Consumer Direct gross margin decreased to 70.3% in the first nine months of 2012 from 71.8% in the same period in 2011 as we experienced a sales mix shift toward our lower margin outlet stores and we took increased markdowns in our outlet stores in order to clear slower-moving women’s merchandise.

U.S. Wholesale gross margin decreased by 150 basis points, to 51.0%, primarily due to a sales mix shift within the Off-Price channel towards increased sales of lower margin slow-moving merchandise, which earns a lower gross margin than merchandise designed for this channel.

The International gross margin increased to 58.2% in the first nine months of 2012 from 57.3% in the same period in 2011 driven primarily by the sales mix shift towards our international direct retail business, which earns a higher gross margin than our international wholesale business.

Selling, General and Administrative Expenses

The following table presents the components of selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Nine months Ended September 30,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$72,637	$63,740	$8,897	14.0%
U.S. Wholesale	4,694	5,810	(1,116)	(19.2)
International	28,755	21,244	7,511	35.4
Core Services	52,593	54,557	(1,964)	(3.6)
Total selling, general and administrative expenses	$158,679	$145,351	$13,328	9.2%

The following table summarizes SG&A as a percentage of net sales (“SG&A rate”) by segment:

	Nine months Ended, September 30,		Change
	2012	2011	%
U.S. Consumer Direct	37.2%	36.6%	0.6%
U.S. Wholesale	6.4	9.1	(2.7)
International	48.2	35.4	12.8
Core Services	NM	NM	NM
Total SG&A rate	48.0%	48.4%	(0.4)%

The U.S. Consumer Direct SG&A increased $8.9 million, from $63.7 million in the first nine months of 2011 to $72.6 million in the first nine months of 2012.  This increase is primarily related to the store expansion over the past year, from 105 stores at the end of September 2011 to 119 stores at the end of September 2012.  Also contributing to the increase were the increases in merchandise planning and buying resources to support the growth in this segment.  As a percentage of net sales, U.S. Consumer Direct SG&A increased from 36.6% in the first nine months of 2011 to 37.2% in the first nine months of 2012 primarily due to these planned increases in back office support.  The four-wall SG&A rate improved 90 basis points from 32.5% to 31.6%, due to the segment’s same store sales increase, which produced leverage on fixed costs.

U.S. Wholesale SG&A decreased $1.1 million, from $5.8 million in the first nine months of 2011 to $4.7 million in the first nine months of 2012 due to a decrease in bad debt expense.  In the second quarter of 2011, we wrote off a $0.7 million receivable from a former customer as a result of its bankruptcy filing.  The decrease in SG&A costs combined with the segment’s increase in net sales contributed to the U.S. Wholesale SG&A rate decreasing from 9.1% in the first nine months of 2011 to 6.4% in the first nine months of 2012.

International SG&A increased $7.5 million, from $21.2 million in the first nine months of 2011 to $28.7 million in the first nine months of 2012, due to our planned international expansion, including an increase in the number of branded retail stores from 13 stores at September 30, 2011 to 28 stores at September 30, 2012.  The 1280 basis points increase in the SG&A rate was driven by the wholesale sales decrease and the sales mix shift to the direct retail business, which has a higher SG&A rate than the wholesale business.

Core Services SG&A decreased $2.0 million, from $54.6 million in the first nine months of 2011 to $52.6 million in the first nine months of 2012, primarily due to a decrease in litigation settlement expense of $1.5 million and a 2011 separation cost of $1.2 million associated with the resignation of the Company’s former president.  As a percentage of total net sales, Core Services SG&A decreased from 18.2% in the first nine months of 2011 to 15.9% in the first nine months of 2012 due to the 9.9% increase in total net sales and the decrease in litigation settlement expense and separation costs.

Operating Income

The following table summarizes operating income by segment (dollar amounts in thousands):

	Nine months Ended September 30,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$64,630	$61,189	$3,441	5.6%
U.S. Wholesale	32,903	27,700	5,203	18.8
International	5,961	13,165	(7,204)	(54.7)
Core Services	(50,768)	(52,102)	1,334	(2.6)
Total operating income	$52,726	$49,952	$2,774	5.6%

The following table summarizes operating income as a percentage of net sales (“operating margin”), by segment:

	Nine months Ended, September 30,		Change
	2012	2011	%
U.S. Consumer Direct	33.1%	35.2%	(2.1)%
U.S. Wholesale	44.7	43.4	1.3
International	10.0	21.9	(11.9)
Core Services	NM	NM	NM
Total operating income margin	16.0%	16.6%	(0.6)%

Operating income totaled $52.7 million, up 5.6% from the first nine months of last year.  Operating margin was 16.0% in the first nine months of 2012 versus 16.6% in the first nine months of 2011.  The operating margin for the first nine months of 2011 adjusted for the litigation settlement expense and net separation costs, which totaled $2.7 million, was 17.5% or 150 basis points better than the first nine months of 2012.  The reduced operating margin in the U.S. Consumer Direct and International segments were the primary drivers of this decrease.

The U.S. Consumer Direct operating margin decreased from 35.2% in the first nine months of 2011 to 33.1% in the first nine months of 2012 primarily due to the reduced gross margin.

U.S. Wholesale operating margin increased from 43.4% in the first nine months of 2011 to 44.7% in the first nine months of 2012 driven by the segment’s growth in net sales.

International operating margin decreased from 21.9% in the first nine months of 2011 to 10.0% in the first nine months of 2012 primarily due to wholesale sales slowdowns in Korea, Germany, and Canada.

Other Expense (Income), net

Net other expense (income) was not significant in the first nine months of 2012 and 2011.

Provision for Income Taxes

The effective tax rate for the first nine months of 2012 was 37.7%, compared to 38.0% for the first nine months of 2011.  The 2012 effective tax rate decrease over 2011 is linked to an increase income apportioned to foreign jurisdictions with lower income tax rates as we continue to establish our international presence.

Net Income attributable to True Religion Apparel, Inc. and Earnings Per Diluted Share

Net income attributable to True Religion Apparel, Inc. was $32.5 million, or $1.29 per diluted share, for the first nine months of 2012 compared to $30.5 million, or $1.22 per diluted share, for the first nine months of 2011.  The increase in net income attributable to True Religion Apparel, Inc. resulted primarily from a 9.9% increase in total net sales.  Included in the 2011 result was a litigation settlement expense and separation costs, which reduced net income attributable to True Religion Apparel, Inc. by $1.7 million, net of tax.  Excluding the litigation settlement and the separation costs of $0.07 per share (after tax), net income attributable to True Religion Apparel, Inc. for the first nine months of 2011 was $1.29 based on weighted average shares outstanding of 25.0 million.

Inflation

Historically, our operations have not been materially affected by inflation.  We cannot assure that our operations will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of 2012, cash and cash equivalents decreased by $149.0 million from the beginning of the year primarily due to the net purchase of $149.3 million in short and long-term investments.

Operating Activities

Net cash provided by operating activities for the first nine months of 2012 was $31.7 million compared to $48.7 million in the first nine months of 2011.  This decrease in net cash provided by operating activities is primarily due to the increase in U.S. wholesale sales in in the third quarter of 2012 as compared to in the third quarter of 2011, which caused receivables to grow and cash receipts to be delayed in 2012 compared to 2011.  We also increased our use of cash for income taxes during the first nine months of 2012 primarily because we made larger than required estimated tax payment so as to avoid penalties for deficient estimated payments and due to higher than expected overpayments of tax arising from a favorable state law change that occurred in the third quarter of 2012.

Investing Activities

Net cash used in investing activities was $166.9 million in the first nine months of 2012, an increase of $151.2 million, compared to the first nine months of 2011, which is primarily linked to purchases of short and long-term investments.  In 2012, we purchased U.S Treasury securities so we would have more direct control of our investments, which were previously held in a money market fund that invested in U.S. Treasury securities.

Financing Activities

Net cash used in financing activities was $14.1 million in the first nine months of 2012, an increase of $9.9 million compared to the first nine months of 2011.  This increase is primarily due to the initiation of a cash dividend in 2012, which amounted to $10.1 million and was paid in the second and third quarters of 2012.

Liquidity

Our primary ongoing cash requirements are currently expected to be for our ongoing operations, dividends, if and when declared in the future, capital expenditures for new retail stores, our international expansion, and information technology and other infrastructure needs. Management believes that cash flows from continuing operations, on-hand cash and cash equivalents, and our investments in U.S. Treasuries will provide adequate funds for the foreseeable working capital needs and planned capital expenditures. Over the long term, we manage our cash and capital structure to strengthen our financial position, maximize shareholder returns, and maintain flexibility for future strategic initiatives. We believe our cash, cash equivalents, investments and future operating cash flows will be sufficient, for at least the next twelve months, to fund scheduled future payments and potential long-term initiatives. The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, and market conditions, and we cannot guarantee that we would be able to obtain financing on favorable terms, if needed.

Capital expenditures for the remainder of 2012 are expected to approximate $5 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except our contractual obligations discussed below.

Contractual Obligations

As compared to December 31, 2011, the only material change in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K as of October 31, 2012 is the execution of 31 new retail leases and two administrative office leases which have aggregate future minimum lease payments of $47.2 million.  For additional information regarding our contractual obligations as of December 31, 2011, see the Management’s Discussion and Analysis section of the 2011 Annual Report.

Seasonality of Business

Due to the holiday shopping season in December, our U.S. Wholesale segment’s sales historically have been higher in the second half of the year and our U.S. Consumer Direct segment sales historically have been highest in the fourth quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and net sales and expenses during the period. We base our estimates on historical experience and on other factors and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the nine months ended September 30, 2012 are consistent with those discussed in our 2011 Annual Report.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Risk

We operate a wholesale business and four retail stores in Japan; a portion of our wholesale sales and all of our retail sales and SG&A expenses in Japan are denominated in Japanese Yen. We operate a wholesale business and five retail stores in the United Kingdom, which have sales and SG&A expenses denominated in British Pounds. We operate wholesale and retail businesses in other parts of Europe; their sales and SG&A expenses are denominated primarily in Euros with some denominated in Swiss Francs.  We operate nine retail stores in Canada, whose sales and SG&A expenses are denominated in Canadian Dollars.    Because the transactions denominated in foreign currencies are not significant to our overall business, our exposure to exchange rate fluctuations between the U.S. Dollar and these foreign currencies are not considered material as of September 30, 2012.  We received U.S. Dollars for all other merchandise sales and licensing revenue during the nine months ended September 30, 2012.  Merchandise purchases from contract manufacturers are denominated in U.S. Dollars, except for an immaterial amount which is denominated in Euros.

Interest Rate Risk

Interest income is sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our short-term and long-term investments, which primarily consist of U.S. Treasury securities, we do not believe we have material risk of exposure to changes in the fair value of our short-term and long-term investments as a result of changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2012, we completed the process of implementing a new enterprise resource planning system.  This new system replaces an enterprise resource planning system we previously used.  We engaged in pre-implementation planning, design, and testing of the system, and we also conducted post-implementation monitoring, testing and process modifications to ensure the effectiveness of internal controls over financial reporting. We have not experienced any significant difficulties to date in connection with the implementation or operation of the new enterprise resource planning system.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded reserves in our condensed balance sheets as of September 30, 2012 are adequate in light of the probable and estimable liabilities.  As of the date of this report, we do not believe that we have any currently identified claims, proceedings or litigation, either alone or in the aggregate, that will have a material impact on our future results of operations, financial position or cash flows.  Since these matters are subject to inherent uncertainties, our view of them may change in the future.

ITEM 1A.               Risk Factors

In our 2011 Annual Report, we discussed the Company’s risk factors in Part I, “Item 1A. Risk Factors.” Our risk factors are unchanged from those discussed in the 2011 Annual Report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None

(b)    None

(c)    See below

This table provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2012:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Per Share (a)	Announced Plan	Under the Plan
July 1, 2012 — July 31, 2012	612	$27.53	—	—
August 1, 2012 — August 31, 2012	1,101	$23.12	—	—
September 1, 2012 — September 30, 2012	245	$21.24	—	—
Total	1,958	$24.27	—	—

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

Date: November 5, 2012

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 5, 2012