Form 10-K
period 2012-12-31
TRUE RELIGION APPAREL INC
filed 2013-03-01
CIK 1160858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No    ☒

         The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2012, was approximately $712,732,000, computed by reference to the price of $28.98 per share, the price at which the common equity was last sold on such date as reported on the Nasdaq Global Select Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates.

         On February 21, 2013, 25,664,805 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's 2013 definitive proxy statement are incorporated by reference into Part III.

TRUE RELIGION APPAREL, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

Exhibit 10.9
Exhibit 10.18
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things (a) trends affecting our financial condition and (b) our business and growth strategies. Our stockholders are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." The following discussion should be read in conjunction with our financial statements and related notes, which are part of this Report or incorporated by reference to our reports filed with the Securities and Exchange Commission ("SEC"). We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

 PART I.

Item 1.    Business.

General

        True Religion Apparel, Inc. (referred to in this Annual Report on Form 10-K as "the Company," "our," "we," or "True Religion") designs, markets, sells and distributes premium fashion apparel under the brand name "True Religion Brand Jeans" to fashion-conscious consumers on six continents, including North America, Europe, Asia, Australia, Africa and South America. We seek to be a trend-setting leader in the design, marketing, distribution and sale of fashion jeans and related sportswear apparel. Our products can be categorized as denim jeans and our non-denim merchandise, which we refer to as sportswear. The sportswear category includes knit and non-denim, and most come in 'tops' and 'bottoms'. Knit styles include hoodies, t-shirts and sweats, and non-denim fabrics include corduroy and twill. Tops range from shirts to jackets, and bottoms encompass pants, shorts and skirts.

        We operate in four primary business segments: U.S. Consumer Direct, U.S. Wholesale, International, and Core Services. We sell directly to consumers in the United States through full-price retail stores, outlet stores and through our retail internet site located at www.truereligionbrandjeans.com. As of December 31, 2012, our U.S. Consumer Direct segment includes 86 full-price retail stores and 36 outlet stores. Our International sales are made through a variety of channels, including subsidiaries and a joint venture that operate retail stores and sell to wholesale customers who operate retail stores; distributors who warehouse products at their expense and then ship to, and collect payment from, their customers; and directly to wholesale customers who operate retail stores. As of December 31, 2012, our International segment includes a total of 20 full-price retail stores and ten outlet stores in the countries of Canada, Germany, United Kingdom, Japan, Austria, the Netherlands and Ireland. Our U.S. Wholesale sales are made to leading nationwide premium department stores ("Majors"), specialty retailers and boutiques ("Specialty Stores") and select off-price retailers ("Off-Price"). In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. This licensing business is included in our Core Services segment. Our corporate operations, which include the design, production, marketing, distribution, credit, customer service, information technology, accounting, executive, legal, and human resources departments, are also included in the Core Services segment.

        We market our products to domestic and international wholesale customers by attendance at industry trade shows. Our collections are also presented to wholesale customers in our showrooms, located in New York City, Los Angeles, Hong Kong, Seoul, Tokyo, London, Milan and Dusseldorf. We have wholesale sales teams at each of our showrooms.

Business Strategy

        Our strategy is to build brand recognition by marketing our products to fashion-conscious, affluent consumers who shop in our own retail stores or premium retail stores operated by third-parties. True Religion Brand Jeans often have suggested retail prices in the range of $172 to $398 per pair at retail; occasionally, we offer specialty items at higher prices. We continually update our product offerings to be seen as a trend-setter in the high fashion jeans apparel market.

        For our adult denim jeans and other fabrications, we utilize contract manufacturers located in the United States. We brand products as having been "Made in the U.S.A." Local contract manufacturing helps us control our costs, ensures fast turnaround of popular styles, and keeps fixed overhead to a minimum. Approximately 20 percent of our sportswear merchandise is made in the USA by contract manufacturers, and the remaining merchandise is made by foreign contract manufacturers.

        We maintain and exercise control over advertising and marketing activities from our headquarters, where we set the tone for integrity, consistency and direction of the True Religion Brand Jeans brand image worldwide. Furthermore, we control our brand image by controlling the distribution of our products. We sell our current season merchandise only through our own retail stores, premium department stores, Specialty Stores, and international distributors that display and merchandise our products in a way that supports our brand image and is in synch with the lifestyle and shopping experience expected by our customers. We sell our prior season merchandise and 'seconds' through our own outlet stores and through Off-Price. We also produce 'designed-for-outlet' ("DFO") merchandise to be sold through our outlet stores and to Off-Price. DFO merchandise typically yields higher sell-through rates and better gross margins in our outlet stores as compared to the performance of discounted slow-moving merchandise.

Recent Developments

        On February 26, 2013 we informed Jeffrey Lubell, our Chairman of the Board, Chief Executive Officer and Creative Director, that we had determined not to extend the term of his existing Employment Agreement at the time of its scheduled termination on June 30, 2013.

        In October 2012, we announced our Board of Directors had formed a Special Committee comprised of its non-management directors to explore and evaluate potential strategic alternatives available to us. In light of this continuing review, we believe that it would not be appropriate to renew Mr. Lubell's existing Employment Agreement for an additional three-year period at this time. We further informed Mr. Lubell that our Board would like the opportunity to explore an alternative arrangement with him.

        Notwithstanding the determination not to renew the existing Employment Agreement, Mr. Lubell continues as our Chairman of the Board, Chief Executive Officer and Creative Director.

        The Special Committee's review of strategic alternatives available to us is ongoing. No decision has been made to engage in a transaction or transactions, and there can be no assurance that any transaction or any other strategic alternative will occur or, if undertaken, the terms or timing the terms or timing thereof.

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

        Our principal products are high fashion denim jeans in a wide variety of styles that we design, market, sell and distribute under the True Religion Brand Jeans trademarks. We currently sell men's, women's and kid's styles. Our products are sold in the United States and abroad through our retail stores, upscale retailers and Special Stores. In addition to denim jeans, we sell a wide variety of related products for men, women and children, that we include in our sportswear category including corduroy pants and jackets, cotton, twill, linen and velvet pants and jackets, fleece sweat suits and hooded sweatshirts, sweaters, skirts, knit shirts, t-shirts, and shorts. Many of our products can be viewed on our website located at www.truereligionbrandjeans.com. We intend to continue to introduce new styles and styling details in jeans and sportswear.

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

        Our net sales categorized by gender were approximately as follows: men—57%, women—39%, and kids—4% in 2012; men—53%, women—44%, and kids—3% in 2011; men—48%, women—48%, and kids—4% in 2010. Our largest retail product category in terms of units sold in 2012, 2011, and 2010 was denim bottoms, which accounted for 45%, 50%, and 72%, respectively, of total units sold in our U.S. Consumer Direct segment. The average sales price for our denim pants in our full price retail stores was $243 in 2012, $255 in 2011, and $246 in 2010.

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

Our U.S. Consumer Direct Segment

        Our U.S. Consumer Direct segment includes our United States retail stores and our e-commerce sales. As of December 31, 2012, we operated 122 retail stores in the United States, including 36 stores located in outlet centers. In 2012, we added 14 retail stores and closed one retail store. In 2013 we expect to open 14 retail stores in the United States. Our retail stores are located across the United States in a variety of upscale shopping areas ("street" locations, regional malls, and outlet centers). Our typical retail store is approximately 1,700 square feet, while our typical retail store located in an outlet center is approximately 2,600 square feet. Our retail stores showcase the full range of our branded merchandise including licensed products, in an environment that emphasizes our unique "Malibu hippie-bohemian chic" image through an extensive use of hand-hewn hickory pecan wood. Our

e-commerce sales are made through a third-party who receives sales commissions in exchange for operating the 'True Religion Brand Jeans' website, accepting customer orders and fulfilling customer orders from its distribution center, where it holds our merchandise on consignment. In 2012, our U.S. Consumer Direct segment generated net sales of $281.6 million, comprising 60.3% of our total net sales.

        We internally evaluate the performance of our U.S. Consumer Direct segment by analyzing certain key metrics that are common to the retail industry such as same store sales ("Same Store Sales") and various 4-Wall performance calculations ("4-Wall"). Same Store Sales include sales from stores that have been open at least 12 full months. If a store remodel results in a square footage change of more than 15%, or involves a relocation, the store is removed from the Same Store Sales base until it has been opened at its new size, in its new location or under its new concept for 12 full months We also include sales from our e-commerce store in Same Store Sales because of the commonality of product offerings at our retail stores and online store. We define 4-Wall as direct expenses incurred within the 4-walls of a store, such as payroll, depreciation, and occupancy costs. This metric generally excludes e-commerce and overhead costs attributable to buying and store operations departments.

Our U.S. Wholesale Segment

        Our U.S. Wholesale segment sells our products to Majors and Specialty Stores that have the image and merchandising expertise that we expect for the effective presentation of our products. In 2012, our products were sold in Bloomingdale's, Macy's, Neiman Marcus, Nordstrom and Saks Fifth Avenue, and in approximately 430 specialty and boutique stores and e-commerce sites. Our U.S. Wholesale segment also sells our products, primarily prior season or excess merchandise and DFO merchandise, through Off-Price channels. In 2012, our U.S. Wholesale segment generated net sales of $99.2 million, comprising 21.2% of our total net sales.

Our International Segment

        Our International segment sells our products through a variety of channels, including subsidiaries and a joint venture that operate retail stores and sell to wholesale customers who operate retail stores; distributors and sales agents who sell to upscale boutiques in their respective territory; and directly to wholesale customers who operate retail stores. As of December 31, 2012, our International segment includes nine full price stores and two outlet stores in Canada, four full price stores and two outlet stores in Germany, four full price stores and one outlet store in the United Kingdom, two full price stores and two outlet stores in Japan, one full price store and one outlet store in Austria, one outlet store each in the Netherlands and Ireland. Through our wholesale sales teams, international distributors and sales agents, our products are found in major cities throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America. In 2012, our International segment generated net sales of $83.8 million, comprising 17.9% of our total net sales. We have established three regions to manage our International business: Europe, Middle East, and Africa ("EMEA") based in Switzerland; Asia/Pacific ("APAC"), based in Hong Kong; and Americas, based at our company headquarters in Vernon, California. We plan to grow our net sales and net earnings from the International segment by presenting our merchandise at True Religion Brand Jeans stores and at premium retailers' stores in markets where fashion-conscious consumers shop. In 2013, we reached agreement to establish a joint venture in Hong Kong to support our retail growth in Hong Kong. In 2012 we opened 14 retail stores and in 2013 we expect to open an additional five to eight international retail stores.

Our Licensing Business and Core Services Segment

        We selectively license our brand name and logo to be included on products sold by other companies to enhance and extend the True Religion Brand Jeans brand. Through licensing alliances, we combine our consumer insight, design, and marketing skills with the specific product competencies of our licensing partners to create, build and expand our product offerings to fashion-conscious consumers. We grant our product licensees the right to design, manufacture and sell at wholesale specified categories of products using our trademark. We have the right to approve or disapprove the licensees' designs, products and wholesale customers. Each licensing partner pays us royalties based upon its wholesale sales of products that use our trademark. In addition, licensing partners may be required to allocate a portion of their sales revenues to advertise our products and share in the creative costs associated with these products. Our licenses typically have three year terms and may grant the licensee conditional renewal options. We recognized $2.7 million in royalty revenue, comprising less than 1% of our total net sales, through our licensing business in 2012 as a component of our Core Services segment.

        At the end of 2012, our licensed merchandise categories were: fragrances, headwear (including scarves and gloves) and sunglasses. It is our intention to refocus our internal resources on enhancing our relationships with our successful licensees and explore licensing opportunities in other merchandise categories.

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

Trademarks

        We have 31 trademarks registered in the United States for "True Religion Brand Jeans" logos and marks. We have also secured international trademark registrations in 51 countries and we continue to seek trademark registrations that we believe are necessary to protect the True Religion Brand Jeans brand. Generally, our trademarks remain valid and enforceable so long as we continue to use the marks in commerce and the required registration renewals are filed. We consider our trademarks to be valuable assets in the marketing of our products and seek to protect them from infringement worldwide.

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

Sources and Availability of Raw Materials

        The fabrics used in our denim products are sourced from fabric manufacturers located in the United States, Japan, Turkey and Italy. Generally, the fabric used in our products is not purchased directly by us but by our contract manufacturers. The thread and other materials are sourced from various industry suppliers. Our contract manufacturers use high quality fabric in the manufacturing of our products. Although we do not currently have any long-term agreements in place for the supply of our fabrics, threads or other components, such high quality fabrics are currently readily available from a number of suppliers, including mills located both in the United States and abroad.

Design and Product Development

        Our design team, which has 37 employees and is led by Mr. Lubell, is responsible for the design and development of our products. We do not currently have a formal research and development effort but our design team plans to continue to develop new merchandise styles for each season. Our design team is diverse in all our product categories and is known for designing leading fashion trends. Our washes are constantly in development to react to the demand for new and exciting products for consumers. The development of our products from concept through manufacturing is engineered to be not only fashionable but durable as well.

Manufacturing

        We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have contract manufacturers in the United States for our women's and men's denim, knits and some fleece products, Mexico for our kid's denim, adult denim shirts and jackets, knits, and some fleece products, and Asia (includes Sri Lanka, China, Pakistan and India) for knit shirts, outerwear, woven shirts and non-denim bottoms. We believe we can meet our current production needs using these and other available contract manufacturers. These contractors purchase the fabric and materials and then sew and finish our products to our design specifications. In addition to the contract manufacturers, we utilize various laundry and finishing houses in the Los Angeles area to complete the production of many of our products.

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

Government Regulation and Supervision

        We are subject to customs, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the promotion and sale of merchandise and the operation of retail stores. Some of our merchandise is manufactured by factories located outside of the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs for textiles and apparel. In addition, custom duties and tariffs do not comprise a material portion of the cost of our products.

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

Employees

        As of December 31, 2012, we employed on a full- or part-time basis a total of 3,086 employees, consisting of 2,671 in our retail stores, 133 in design and production, and 282 in general administration.

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

        We have experienced rapid growth since our inception, and have increased our net sales from $270.0 million in 2008 to $467.3 million in 2012. We anticipate that our future growth rate will depend upon various factors, including the strength of our brand image, the market success of our current and future products, the success of our growth strategies, competitive conditions and our ability to manage our future growth. Future growth may place a significant strain on our management and operations. As we continue to grow in our operations, our operational, administrative, financial and legal procedures and controls will need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business. Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our future operating results, and our ability to declare quarterly dividends, could be adversely affected.

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

Our continued success is dependent on a relatively small number of key management personnel. The unexpected loss of any one or more of them could disrupt our business and have an adverse impact on our business while a successor or successors are identified and recruited.

        Our performance is substantially dependent upon the expertise of a relatively small number of key management personnel. In addition to his executive officer functions, Jeffrey Lubell, our Chief Executive Officer, is our chief merchant and heads our design team. His leadership in the design, marketing and operational areas of our business has been instrumental to our growth. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could disrupt our business and have an adverse effect on future operating results while we identify and recruit a successor or successors. We do not maintain "key man" insurance with respect to Mr. Lubell or any of our other key management personnel, and any of them may leave us at any time.

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

        Our growth strategy is dependent in part on our ability to open and operate new stores and the availability of suitable store locations on acceptable terms. Although we operated 122 retail stores in the United States and 30 international retail stores as of December 31, 2012, we historically have been primarily a wholesaler. In 2013, we plan to open approximately 14 company-operated full-price and outlet stores in the United States and approximately five to eight retail stores in other countries. The success of this strategy is dependent upon, among other factors, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and making capital expenditures for these stores. We must also offer a broad product assortment, appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies and integrate our stores into our overall business mix. An increase in the number of company-operated stores will place increased demands on our operational, managerial and administrative resources and require us to further develop our retailing skills and capabilities. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. The commitments associated with our expansion will increase our operating expenses and may be costly to terminate, and these investments may be difficult to recapture if we decide to close a store or change our strategy.

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

        We plan to grow our net sales and net earnings from our International segment by opening True Religion Brand Jeans stores in various international markets. For example we established a regional office for EMEA in Switzerland and a regional office for APAC in Hong Kong and currently operate 30 international retail stores. We opened 14 International stores in 2012 and plan to open five to eight retail stores outside of the United States in 2013. As we continue to expand outside the United States, we may incur significant costs relating to starting up, maintaining and expanding foreign operations. Costs may include, but are not limited to obtaining prime locations for stores, setting-up foreign offices and hiring personnel. We may be unable to open and operate new stores successfully and our growth may be limited unless we are able to:

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

        We source our products from independent contractors who purchase their own fabric and other raw materials. As a result, we must locate and secure production capacity. We depend on independent contractors to maintain adequate financial resources, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we do not have material long-term contracts with any of our independent contractors, and these contractors generally may unilaterally terminate their relationship with us at any time.

        Our dependence on contract manufacturing could subject us to difficulty in obtaining timely delivery of products of acceptable quality. A contractors' failure to ship products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our wholesale customers. In addition, any interference with our ability to receive shipments from those contractors, such as conditions at ports or issues that otherwise affect transportation and warehousing providers, could cause delayed delivery of product. Additionally, if we experience a significant increase in demand, or if we need to replace any of the contractors that we currently use, we may have to expand our third-party manufacturing capacity. This capacity may not be available to us, or available on terms that are acceptable to us. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales and margins.

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

        Through our U.S. Wholesale segment, we sell our products to certain retail companies on open account with 30 to 45 day payment terms. Through our International segment, we sell our product to foreign distributors or directly to retail companies. We generally request a letter of credit or wire transfer before shipment to our foreign distributors, but these arrangements are not always possible. Our sales to International retail companies are made on terms that are customary in the respective market, but are typically up to 90 day payment terms. Customer financial difficulties could result in losses to us.

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

        We generally purchase our products in U.S. dollars. However, we source some of our products overseas. The cost of these products may be affected by changes in the value of the applicable currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international business will sell products. We continue to grow our international presence through our international subsidiaries to better manage our international wholesale sales and increase our reach through retail store openings. A significant portion of these international sales are derived from sales in foreign currencies. This revenue, when translated into U.S. dollars for consolidated reporting purposes, could be materially affected by fluctuations in the U.S. dollar, negatively impacting our results of operations and our ability to generate revenue growth. It is also our plan to begin to source product through these subsidiaries in Europe and Asia from contract manufacturers in the geographic region where they operate, which could result in additional merchandise purchased in foreign currencies and impact the cost of these products.

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

        We are subject to income taxes in many U.S. and certain foreign jurisdictions. In addition, our products are subject to import and excise duties and/or sales, consumption or value-added taxes ("VAT") in many jurisdictions. We record income tax expense and other tax liabilities based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated. In addition, our effective tax rate in any given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing tax rules or regulations. Fluctuations in duties could also have a material impact on our financial condition, results of operations or cash flows. In some international markets, we are required to hold and submit VAT to the appropriate local tax authorities. Failure to correctly calculate or submit the appropriate amounts could subject us to substantial fines and penalties that could have an adverse effect on our financial condition, results of operations or cash flows. In addition, tax legislation may be enacted in the future, domestically or abroad, that impacts our current or future tax structure and effective tax rate.

A special committee of our board of directors is exploring and evaluating strategic alternatives, including the possible sale of the Company.

        A special committee of our board of directors is exploring and evaluating potential strategic alternatives that may be available to us, including the possible sale of the Company. We currently have no agreements or commitments to engage in any specific strategic transactions, and we cannot assure you that our exploration of strategic alternatives will result in any specific action or transaction. We do not intend to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease our corporate headquarters facility, which is a 119,000 square foot industrial building located in Vernon, California. The lease agreement expires on August 31, 2016 and we have the right to renew the lease agreement for up to ten years if we comply with the lease agreement terms. We conduct certain administrative and distribution operations at this facility. We also lease a 137,000 square foot industrial building located in Vernon, California where we conduct design, certain administrative and distribution operations. The lease agreement expires on September 30, 2017 and we have the right to renew the lease agreement for up to five years if we comply with the lease agreement terms. We also lease our domestic showrooms in New York and Los Angeles under lease agreements which expire on various dates through 2014 and total approximately 6,500 square feet.

        We lease our retail store locations under operating lease agreements expiring on various dates through 2024. Standard store lease agreements cover a period of ten years and generally do not include a renewal option. These facilities are located in the United States, the United Kingdom, Japan, Canada, Germany, the Netherlands, Ireland and Austria. Many of the store lease agreements allow us to terminate the agreement, generally in the third or fourth year, if our sales do not meet a pre-determined level. As of December 31, 2012, we had 152 stores open, including 11 in Canada, six in Germany, five in the United Kingdom, four in Japan, two in Austria, and one each in the Netherlands and Ireland. In 2013, we expect to open 14 stores in the United States and five to eight international stores. At the end of 2012, our total retail square footage, which includes international retail stores and storage space at all stores, was approximately 314,000. Our retail stores range in size from 900 to 4,000 square feet. Our average U.S. and International retail space square footage as of December 31, 2012 was 1,900.

        The following table summarizes our store opening activity during the last three years:

	2012		2011		2010
Fiscal year	Domestic	International	Domestic	International	Domestic	International
Number of stores, beginning of year	109	16	94	7	70	3
Stores opened	14	14	16	10	24	4
Stores closed	1	—	1	1	—	—

Number of stores, end of year	122	30	109	16	94	7

        The following table summarizes our stores by format as of December 31, 2012 and 2011:

Store Count	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
US Stores
Regular Price	86	79	67
Outlet	36	30	27

US Store Total	122	109	94

International Stores
Regular Price	20	10	5
Outlet	10	6	2

International Store Total	30	16	7

Total US and International Stores	152	125	101

        We also lease our international showrooms and administrative offices under lease agreements which expire on various dates through 2019 and total approximately 26,000 square feet. The showrooms are located in Hong Kong, Seoul, Tokyo, London, Milan and Dusseldorf. The international administrative offices are located in Lugano, Tokyo, Dusseldorf, Hong Kong and Seoul.

Item 3.    Legal Proceedings.

        From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded legal accruals in our consolidated financial statements are adequate in light of the probable and estimable liabilities. As of the date of this report, we do not believe there are any currently identified claims, proceedings or litigation, either alone or in the aggregate, that will have a material impact on our results of operations, financial position or cash flows. Since these matters are subject to inherent uncertainties, our view of them may change in the future.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock trades under the symbol "TRLG" on the Nasdaq Global Market. The high and low sales prices for our common stock, as reported by the Nasdaq Global Select Market for the periods indicated are as follows.

	2012		2011
	High	Low	High	Low
First Quarter	$37.29	$25.25	$25.07	$19.99
Second Quarter	$30.07	$25.39	$30.22	$23.54
Third Quarter	$29.90	$20.57	$33.71	$26.76
Fourth Quarter	$26.85	$20.71	$36.37	$25.20

Holders

        As of February 15, 2013 there were 56 record holders and approximately 11,500 beneficial holders of our Common Stock.

Dividends

        Our dividends are declared at the discretion of our Board. In May 2012, our Board approved the initiation of a quarterly cash dividend to our stockholders of $0.20 per share. Our Board subsequently approved quarterly cash dividends of $0.20 per share in August and November 2012. In December 2012, our Board approved a quarterly dividend of $0.20 per share payable on December 27, 2012 to shareholders of record at the close of business on December 21, 2012. This quarterly dividend was to be declared and paid in the first quarter of 2013, but was accelerated to the fourth quarter of 2012 when it was declared and paid. Future dividends will be subject to approval by our Board.

Stock Price Performance

        The following graph compares, for each of the last five fiscal years, commencing on December 31, 2007 and ending December 31, 2012, the cumulative total return of True Religion Apparel, Inc. common stock, Standard & Poor's 500 Index, and Standard & Poor's 1500 Apparel, Accessories & Luxury Goods Index. The Apparel, Accessories & Luxury Goods Index is comprised of 17 companies, also representing a sector of the Standard & Poor's 500 Index. The cumulative total return of True Religion Apparel, Inc. common stock assumes $100 invested on December 31, 2007 in our common stock and in each of the foregoing indices. The stock price performance graph is not necessarily indicative of future stock price performance. The return on $100 invested in the S&P 500, the S&P 1500 Apparel, Accessories & Luxury Goods Index, and True Religion Apparel Inc., common stock over the 5 year period from December 2007 to December 2012 was $109, $205, and $123, respectively.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among True Religion Apparel, Inc., the S&P 500 Index,
and S&P 1500 Apparel, Accessories & Luxury Goods

      *
      $100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

        Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Transactions in Our Equity Securities

        For the period covered by this report, we have not engaged in any transactions involving the sale of our unregistered equity securities that were not disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K. We have not engaged in any sales of registered securities for which the use of proceeds is required to be disclosed. This table provides certain information with respect to our purchases of shares of our common stock during the fourth quarter of 2012:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
October 1, 2012—October 31, 2012	123	$25.88	—	—
November 1, 2012—November 30, 2012	123	$26.09	—	—
December 1, 2012—December 31, 2012	184	$23.94	—	—

Total	430	$25.11	—	—

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

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Statement of operations data (in thousands):
Net sales	$467,285	$419,798	$363,714	$311,001	$270,000
Operating income	78,117	74,611	69,922	77,597	68,876
Provision for income taxes	31,513	28,197	26,690	30,434	25,570
Net income attributable to True Religion Apparel, Inc.	46,015	44,967	43,496	47,332	44,371
Earnings per share attributable to True Religion Apparel, Inc. (in thousands, except per share amounts):
Basic	$1.83	$1.81	$1.78	$1.97	$1.89
Diluted	$1.82	$1.80	$1.75	$1.92	$1.83
Weighted number of shares outstanding—basic	25,122	24,856	24,495	23,993	23,511
Weighted number of shares outstanding—diluted	25,328	25,026	24,852	24,659	24,270
Dividends declared per common share	$0.80	—	—	—	—

	As of December 31,
	2012	2011	2010	2009	2008
Balance sheet data (in thousands):
Working capital	$258,914	$259,772	$211,833	$166,565	$113,108
Total assets	$405,716	$360,153	$295,884	$229,806	$166,452
Stockholders' equity	$332,935	$299,788	$249,032	$197,854	$142,250

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

Overview

        True Religion Brand Jeans was started near the end of 2002 and has become a premium denim brand that is known around the world. Ten years later, we achieved the highest annual net sales ($467 million) and annual operating income ($78 million) in our Company's history. We also initiated a cash dividend to our shareholders, which totaled $20 million in 2012. Our brand is known on six continents for men's and women's merchandise that is sold in branded retail stores and via premium wholesale accounts. This business approach has withstood macroeconomic and fashion trend changes.

        Our strategy for 2013 and beyond focuses on three specific opportunities. First, we intend to increase our sales of women's merchandise, which has decreased as a percentage of our total sales. We will introduce a new 'core denim' assortment in 2013, which we expect will resonate with a larger number of consumers. Also, we have split our design process so the women's jeans will be differentiated from the men's jeans. This should result in styles that appeal to more women. Second, we are shifting some merchandise design and buying responsibilities for international markets to our offices in Europe. The team in Europe will incorporate local market preferences into the merchandise that we sell outside of North America and will reduce supply chain costs, so we can price our merchandise more competitively. And third, we have begun a consumer preference study that we expect will provide insights that will influence our future design and sales efforts.

        We believe that by focusing on these three opportunities we will increase our future sales and earnings, which are two key aspects of improving returns for our shareholders.

2012 Compared to 2011

        The following table summarizes results of operations for 2012 compared to 2011 (dollar amounts in thousands, except per share data):

	Years Ended December 31,
	2012		2011
	Amount	%	Amount	%	Change	%
Net sales	$467,285	100.0%	$419,798	100.0%	$47,487	11.3%
Gross profit	299,523	64.1%	271,829	64.8%	27,694	10.2%
Selling, general and administrative expenses	221,406	47.4%	197,218	47.0%	24,188	12.3%
Operating income	78,117	16.7%	74,611	17.8%	3,506	4.7%
Other expense (income), net	(94)	0.0%	637	0.2%	(731)	(114.8)%
Provision for income taxes	31,513	6.7%	28,197	6.7%	3,316	11.8%
Net Income attributable to True Religion Apparel, Inc.	$46,015	9.8%	$44,967	10.7%	$1,048	2.3%
Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$1.83		$1.81		$0.02	1.1%
Diluted	$1.82		$1.80		$0.02	1.1%

Net Sales

        The following table summarizes net sales by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$281,583	$251,334	$30,249	12.0%
U.S. Wholesale	99,215	86,268	12,947	15.0%
International	83,824	78,974	4,850	6.1%
Core Services	2,663	3,222	(559)	(17.3)%

Total net sales	$467,285	$419,798	$47,487	11.3%

        The following table summarizes percentage of total net sales by segment:

	December 31,		Change
	2012	2011	%
U.S. Consumer Direct	60.3%	59.9%	0.4%
U.S. Wholesale	21.2	20.5	0.7%
International	17.9	18.8	(0.9)%
Core Services	0.6	0.8	(0.2)%

Total net sales	100.0%	100.0%

        U.S. Consumer Direct segment's net sales increased 12.0% to $281.6 million from the expansion of our retail store count since January 1, 2012 and a Same Store Sales increase in 2012 of 2.7%. We started 2012 with 109 stores and we had 122 stores at the end of 2012. The Same Store Sales increase was driven by favorable men's merchandise sales trends in both denim and non-denim categories, which was partially offset by a sales decrease in the women's denim category. We expect to open 14 new branded retail stores in 2013.

        U.S. Wholesale segment's net sales increased 15.0% to $99.2 million, primarily due to an increase in sales to the Off-Price and Specialty Stores channels, which was partially offset by a decrease in sales to Majors. Off-Price channel's sales increase reflects our decision to sell slow-moving merchandise through this channel. The demand for men's merchandise in the Specialty Stores channel spurred this channel's sales increase. Sales to Majors declined as the number of doors offering our women's product declined while the number of doors offering men's product remained consistent.

        International segment's net sales increased 6.1% to $83.8 million in 2012 primarily due to a 104.3% increase in retail sales as we have steadily increased our international store count since the beginning of 2012. We started 2012 with 16 stores and we had 30 stores at the end of 2012. In 2013, we expect to open five to eight international retail stores. The increases in our retail sales were partially offset by declines in our wholesale business in the Asia Pacific region, Canada and Germany. Our most significant decline in the Asia Pacific region was due to brand repositioning in Korea.

        Core Services segment's net sales decreased 17.3% to $2.7 million in 2012, due to the non-renewal of a licensing agreement and reduced sales by other licensees. It is our intention to refocus our internal resources on enhancing our relationships with our successful licensees and explore licensing opportunities in other merchandise categories.

Gross Profit

        The following table summarizes gross profit by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$197,328	$178,341	$18,987	10.6%
U.S. Wholesale	50,452	44,445	6,007	13.5%
International	49,080	45,821	3,259	7.1%
Core Services	2,663	3,222	(559)	(17.3)%

Total gross profit	$299,523	$271,829	$27,694	10.2%

        The following table summarizes gross profit as a percentage of net sales ("gross margin") by segment:

	December 31,		Change
	2012	2011	%
U.S. Consumer Direct	70.1%	71.0%	(0.9)%
U.S. Wholesale	50.9	51.5	(0.6)%
International	58.6	58.0	0.6%
Core Services	100.0	100.0	0.0%
Total gross margin	64.1%	64.8%	(0.7)%

        Overall gross margin declined from 64.8% of net sales in 2011 to 64.1% of net sales in 2012, primarily due to the 90 basis point decrease in the U.S. Consumer Direct segments' gross margin, which was partially offset by a 60 basis point increase in the International segment's gross margin.

        U.S. Consumer Direct gross margin decreased to 70.1% in 2012 from 71.0% in 2011 primarily due to a sales mix shift toward our lower-margin outlet store merchandise and increased markdowns in our outlet stores in order to clear slower-moving women's merchandise.

        U.S. Wholesale gross margin decreased to 50.9% in 2012 from 51.5% in 2011 due to an increase in sales to the Off-Price channel, which earns a lower gross margin. Also contributing to the decrease was a sales mix shift within the Off-Price channel towards increased sales of slow-moving merchandise, which earns a lower gross margin than designed-for-outlet merchandise.

        International gross margin increased to 58.6% in 2012 from 58.0% in 2011 primarily due to the sales mix shift towards our international retail business, which earns a higher gross margin than our wholesale business. We have experienced pressure to our gross margin in our international retail stores compared to the prior year as we have increased our promotional activity, revised our pricing strategy in certain markets and shifted our mix of retail sales to the lower-margin outlet channel.

Selling, General and Administrative Expenses

        The following table presents the components of selling, general & administrative expenses ("SG&A") by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$103,602	$89,888	$13,714	15.3%
U.S. Wholesale	6,119	7,329	(1,210)	(16.5)%
International	41,185	29,894	11,291	37.8%
Core Services	70,500	70,107	393	0.6%

Total selling, general and administrative expenses	$221,406	$197,218	$24,188	12.3%

        The following table summarizes SG&A as a percentage of segment net sales ("SG&A rate") by segment:

	December 31,		Change
	2012	2011	%
U.S. Consumer Direct	36.8%	35.8%	1.0%
U.S. Wholesale	6.2	8.5	(2.3)%
International	49.1	37.9	11.2%
Core Services	NM	NM	NM
Total SG&A rate	47.4%	47.0%	0.4%

        U.S. Consumer Direct SG&A increased $13.7 million, from $89.9 million in 2011 to $103.6 million in 2012. This increase is directly related to the store expansion over the prior year, from 109 at the end of 2011 to 122 at the end of 2012. Also contributing to the increase were merchandise planning and buying resources to support this segment's sales growth. As a percentage of net sales, the U.S. Consumer Direct SG&A rate increased from 35.8% in 2011 to 36.8% in 2012 primarily due to the increases in merchandise planning and buying resources. The 4-Wall SG&A rate decreased from 31.8% in 2011 to 31.2% in 2012.

        U.S. Wholesale SG&A decreased $1.2 million or 16.5%, primarily due to a decrease in bad debt expense. In 2011, we wrote off a $0.7 million receivable from a former customer as a result of their bankruptcy filing. The decrease in SG&A costs combined with the segment's increase in sales contributed to the U.S. Wholesale SG&A rate decreasing from 8.5% in 2011 to 6.2% in 2012.

        International SG&A increased $11.3 million, from $29.9 million in 2011 to $41.2 million in 2012, primarily due to planned expansion, including an increase in the number of retail stores from 16 at December 31, 2011 to 30 at December 31, 2012. As a percentage of net sales, the International SG&A rate was 49.1% in 2012 versus 37.9% in 2011. The SG&A rate increase was driven by the wholesale sales decrease and the sales mix shift to the direct retail business, which has a higher SG&A rate than the wholesale business. In addition, the segment opened 14 stores in the year, which nearly doubled our International store count. In general, the 4-Wall SG&A rate for International stores exceeds the 4-Wall SG&A rate at our U.S. Consumer Direct stores due to the higher occupancy costs to operate stores.

        Core Services SG&A remained relatively flat at $70.5 million, which represents a 40 basis point increase in the Core Services SG&A rate. Included in the SG&A expenses for the year ended December 31, 2012 were costs associated with the review of strategic alternatives of $1.0 million. Included in the SG&A expenses for the year ended December 31, 2011 were net separation costs of $1.2 million associated with the resignation of a former executive. Excluding the costs associated with the review of strategic alternatives and net separation costs from the respective periods, the Core Services SG&A rate decreased to 14.9% for 2012 from 16.4% for 2011 due to sales growth which produced leverage on fixed costs.

Operating Income

        The following table summarizes operating income by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2012	2011	Amount	%
U.S. Consumer Direct	$93,726	$88,453	$5,273	6.0%
U.S. Wholesale	44,333	37,116	7,217	19.4%
International	7,895	15,927	(8,032)	(50.4)%
Core Services	(67,837)	(66,885)	(952)	(1.4)%

Total operating income	$78,117	$74,611	$3,506	4.7%

        The following table summarizes operating income as a percentage of net sales ("operating margin") by segment:

	December 31,		Change
	2012	2011	%
U.S. Consumer Direct	33.3%	35.2%	(1.9)%
U.S. Wholesale	44.7	43.0	1.7%
International	9.4	20.2	(10.8)%
Core Services	NM	NM	NM
Total operating margin	16.7%	17.8%	(1.1)%

        Operating income totaled $78.1 million, an increase of 4.7% over 2011. Operating margin was 16.7% in 2012 versus 17.8% in 2011 The operating margin decline was primarily due to the expansion costs made in the International segment to take control of sales and support long-term growth.

        U.S. Consumer Direct operating margin decreased from 35.2% in 2011 to 33.3% in 2012 primarily due to reduced gross margin and higher SG&A rate. The 4-Wall operating margin was 38.9% in 2012 versus 39.3% in 2011.

        U.S. Wholesale operating margin increased from 43.0% in 2011 to 44.7% in 2012 driven by the 15.0% growth in net sales.

        International operating margin decreased from 20.2% in 2011 to 9.4% in 2012 primarily due to retail sales growth that was insufficient to offset the start-up costs of retail expansion coupled with the decline in international wholesale sales.

Other (Income) Expense, net

        Net other (income) expense was $(0.1) million in 2012 compared to $0.6 million in 2011. This increase is primarily due to interest income earned on investments offset by smaller net foreign exchange losses on our intercompany balances with our foreign subsidiaries.

Provision for Income Taxes

        Our effective tax rate increased to 40.3% in 2012 compared to 38.1% in 2011. . We recorded valuation allowances against certain International net operating loss carryforwards, which increased our income tax provision by $1.7 million in 2012. The 2012 operating results at our Swiss subsidiary were below our expectations, which necessitated the valuation allowance in 2012.

Net Income attributable to True Religion Apparel, Inc. and Earnings Per Diluted Share

        Net income attributable to True Religion Apparel, Inc. was $46.0 million, or $1.82 per diluted share, for 2012 compared to $45.0 million, or $1.80 per diluted share, for 2011. This increase is primarily due to the increase in net sales driving higher operating profit offset by a higher effective tax rate.

2011 Compared to 2010

        The following table summarizes results of operations for 2011 compared to 2010 (dollar amounts in thousands, except per share data):

	Years Ended December 31,
	2011		2010
	Amount	%	Amount	%	Change	%
Net sales	$419,798	100.0%	$363,714	100.0%	$56,084	15.4%
Gross profit	271,829	64.8%	229,979	63.2%	41,850	18.2%
Selling, general and administrative expenses	197,218	47.0%	160,057	44.0%	37,161	23.2%
Operating income	74,611	17.8%	69,922	19.2%	4,689	6.7%
Other expense (income), net	637	0.2%	(403)	(0.1)%	1,040	258.1%
Provision for income taxes	28,197	6.7%	26,690	7.3%	1,507	5.6%
Net Income attributable to True Religion Apparel, Inc.	$44,967	10.7%	$43,496	12.0%	$1,471	3.4%
Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$1.81		$1.78		$0.03	1.7%
Diluted	$1.80		$1.75		$0.05	2.9%

Net Sales

        The following table summarizes net sales by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$251,334	$189,097	$62,237	32.9%
U.S. Wholesale	86,268	104,874	(18,606)	(17.7)%
International	78,974	64,443	14,531	22.5%
Core Services	3,222	5,300	(2,078)	(39.2)%

Total net sales	$419,798	$363,714	$56,084	15.4%

        The following table summarizes percentage of total net sales by segment:

	December 31,		Change
	2011	2010	%
U.S. Consumer Direct	59.9%	52.0%	7.9%
U.S. Wholesale	20.5	28.8	(8.3)%
International	18.8	17.7	1.1%
Core Services	0.8	1.5	(0.7)%

Total net sales	100.0%	100.0%

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

        U.S. Wholesale segment's net sales decreased 17.7% to $86.3 million, primarily due to a decrease in sales of women's merchandise to major department store accounts and the planned $10.0 million reduction in sales to the Off-price channel. Partially offsetting these decreases was an increase in sales to our Specialty channel.

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

Gross Profit

        The following table summarizes gross profit by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$178,341	$136,915	$41,426	30.3%
U.S. Wholesale	44,445	53,362	(8,917)	(16.7)%
International	45,821	34,402	11,419	33.2%
Core Services	3,222	5,300	(2,078)	(39.2)%

Total gross profit	$271,829	$229,979	$41,850	18.2%

        The following table summarizes gross margin by segment:

	December 31,		Change
	2011	2010	%
U.S. Consumer Direct	71.0%	72.4%	(1.4)%
U.S. Wholesale	51.5	50.9	0.6%
International	58.0	53.4	4.6%
Core Services	100.0	100.0	0.0%
Total gross margin	64.8%	63.2%	1.6%

        Overall gross margin improved from 63.2% of net sales in 2010 to 64.8% of net sales in 2011, primarily reflecting the ongoing sales mix shift toward the higher-margin U.S. Consumer Direct segment and the increased margin earned by the International segment.

        U.S. Consumer Direct gross margin decreased to 71.0% in 2011 from 72.4% in 2010 primarily due to a drop in the outlet gross margin, driven by increased markdowns and a higher percentage of the segment's net sales coming from the lower-margin outlet stores.

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

Selling, General and Administrative Expenses

        The following table presents the components of SG&A by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$89,888	$72,274	$17,614	24.4%
U.S. Wholesale	7,329	7,097	232	3.3%
International	29,894	16,915	12,979	76.7%
Core Services	70,107	63,771	6,336	9.9%

Total selling, general and administrative expenses	$197,218	$160,057	$37,161	23.2%

        The following table summarizes SG&A rate by segment:

	December 31,		Change
	2011	2010	%
U.S. Consumer Direct	35.8%	38.2%	(2.4)%
U.S. Wholesale	8.5	6.8	1.7%
International	37.9	26.2	11.7%
Core Services	NM	NM	NM
Total SG&A rate	47.0%	44.0%	3.0%

        U.S. Consumer Direct SG&A increased $17.6 million, from $72.3 million in 2010 to $89.9 million in 2011. This increase is directly related to the store expansion over the prior year, from 94 at the end of 2010 to 109 at the end of 2011 and the $0.5 million increase in store impairment charges. As a percentage of net sales, the U.S. Consumer Direct SG&A rate decreased from 38.2% in 2010 to 35.8% in 2011 primarily due to the increase in Same Store Sales of 10.9%, which produced leverage on fixed costs.

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

Operating Income

        The following table summarizes operating income by segment (dollar amounts in thousands):

	Years Ended December 31,		Change
	2011	2010	Amount	%
U.S. Consumer Direct	$88,453	$64,641	$23,812	36.8%
U.S. Wholesale	37,116	46,265	(9,149)	(19.8)%
International	15,927	17,487	(1,560)	(8.9)%
Core Services	(66,885)	(58,471)	(8,414)	(14.4)%

Total operating income	$74,611	$69,922	$4,689	6.7%

        The following table summarizes operating margin by segment:

	December 31,		Change
	2011	2010	%
U.S. Consumer Direct	35.2%	34.2%	1.0%
U.S. Wholesale	43.0	44.1	(1.1)%
International	20.2	27.1	(6.9)%
Core Services	NM	NM	NM
Total operating margin	17.8%	19.2%	(1.4)%

        Operating income totaled $74.6 million, an increase of 6.7% from 2010. Operating margin was 17.8% in 2011 versus 19.2% in 2010. Included in the operating margin in 2011 and 2010 was $1.2 million and $4.3 million, respectively, in net separation costs. Excluding the net separation costs, the adjusted operating margin was 18.0% in 2011 compared to 20.4% in 2010. The operating margin decline was primarily due to the expansion costs made in the International segment to take control of sales and support long-term growth and the planned $10 million reduction in our Off-Price net sales.

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

        International operating margin decreased from 27.1% in 2010 to 20.2% in 2011. This rate decrease is linked to the additional SG&A spending associated with our planned international expansion and the sales growth of our international retail stores business, which in 2011 earned an operating margin below the segment's 2010 rate.

Other (Income) Expense, net

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

Financial Condition

        Net cash provided by operating activities in 2012 was $64.1 million compared to $71.8 million in 2011. This decrease in net cash provided by operating activities is primarily due to the increase in U.S. Wholesale sales in the fourth quarter of 2012 as compared to the fourth quarter of 2011, which caused receivables to grow and cash receipts to be delayed in 2012 compared to 2011. The timing of payments from International wholesale customers also impacted the growth in receivables. We also continue to experience a growth in our number of retail stores which results in increases in various working capital balances especially inventory.

        Net cash used in investing activities was $163.8 million in 2012 compared to $20.8 million in 2011, an increase of $143.0 million. This increase is primarily linked to purchases of short and long-term investments. In 2012 we purchased U.S. Treasury securities so we would have more direct control of our investments, which were previously held in a money market fund that invested in U.S. Treasury securities.

        Net cash used in financing activities was $24.3 million in 2012 compared to net cash used of $4.3 million in 2011, an increase of $20.0 million. This increase is primarily due to the initiation of a cash dividend in 2012, which amounted to $20.2 million and was paid in 2012.

Liquidity and Capital Resources

        Our primary ongoing cash requirements are currently expected to be for our ongoing operations, dividends, if and when declared in the future, capital expenditures for new retail stores, our expansion internationally, and information technology and other infrastructure needs. Management believes that cash flow from continuing operations and on-hand cash and cash equivalents will provide adequate funds for the foreseeable working capital needs and planned capital expenditures. Over the long term, we manage our cash and capital structure to strengthen our financial position, maximize shareholder return, and maintain flexibility for future strategic initiatives. We believe our cash, cash equivalents, investments and future operating cash flows, as well as any potential future borrowing facilities, will be sufficient, for at least the next twelve months, to fund scheduled future payments and potential long-term initiatives. The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, and market conditions, and we cannot guarantee that we would be able to obtain financing on favorable terms, if needed.

        Capital expenditures for 2013 are expected to be approximately $18 million. Capital expenditures will be primarily for new stores and technology to support our global expansion. These investments will be financed primarily from on hand cash and operating cash flows.

Tabular Disclosure of Contractual Obligations

        The following table sets forth, as of December 31, 2012, our scheduled contractual cash obligations due for each of the periods indicated below (dollar amounts in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations(1)	$230,902	$30,520	$61,702	$58,501	$80,179
Commercial commitments(2)	344	344
Merchandise purchase obligations(3)	42,924	42,924	—	—	—

Total	$274,170	$73,778	$61,702	$58,501	$80,179

(1)
Subsequent to December 31, 2012, we entered into 4 new retail leases, which have expiration dates through January 2024 and aggregate future minimum lease payments of approximately $5.5 million.

(2)
We have an agreement with a bank to make available up to $5 million of standby and documentary letters of credit. Under this agreement we have $0.3 million of standby letters of credit for certain guarantees for workers' compensation insurance and certain leased properties.

(3)
Purchase obligations represent open purchase orders for merchandise at the end of the year. These purchase orders can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. We had approximately $1.3 million of open documentary letters of credit as of December 31, 2012 that are also included in our open purchase orders at the end of the year.

        Excluded from the above contractual obligations table is the liability for unrecognized tax benefits of $1.2 million. The liability for unrecognized tax benefit has been excluded because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.

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

        Retail store sales are recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.truereligionbrandjeans.com are recognized upon estimated delivery of the shipment to the customers. E-commerce sales also are reduced by an estimate of returns. Retail store sales and E-commerce sales exclude sales taxes. We recognize revenue associated with our gift cards upon redemption of the gift card. In addition, we may recognize revenue from gift cards in the future when we determine that the likelihood of the gift card being redeemed is remote and that we have no legal obligation to remit the unredeemed gift card to relevant jurisdictions. We will utilize historical redemption patterns to consider the likelihood of gift card redemption. During 2012, 2011 and 2010, no revenue was recognized related to gift card breakage.

        Revenues from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) a percentage of wholesale sales of licensed product by our licensees.

Uncollectible Accounts

        Management evaluates our accounts receivables to assess if they will ultimately be collected. In performing this evaluation, significant judgment is used, including an analysis of specific risks on a customer-by-customer basis for larger accounts. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible. As of December 31, 2012 and 2011, we recorded reserve for bad debt of $0.6 million and $0.9 million, respectively.

Inventories

        Slow-moving merchandise is typically sold at prices exceeding our cost in our outlet stores or to wholesale customers who specialize in off-price merchandise. As of December 31, 2012 and 2011, we recorded an inventory impairment reserve for slow-moving inventory of $1.2 million and $0.8 million, respectively, based upon analysis of balances on hand by style, recent sales trends, projected future sales, and historical markdown trends.

Valuation of Long-Lived Assets

        Management assesses the impairment of our long-lived assets, which requires us to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The assets are considered impaired if we determine that the carrying value may not be recoverable based upon our assessment of the asset's ability to generate sufficient positive cash flows in future periods. If the assets are assessed to be recoverable, they are depreciated or amortized over the periods benefited. If the assets are considered impaired, an impairment charge is recognized representing the amount by which the carrying value of the assets exceeds the fair value of those assets. As the majority of the long-lived assets in our stores are leasehold improvements that we specifically created for our operation and would not be utilized by other retailers in their typical operations, we assume that after recording the impairment charge, the fair value of impaired long-lived assets is immaterial. Future expected cash flows for store assets are based on management's estimates of future cash flows over the remaining lease period or expected life, if shorter. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations. For the years ended December 31, 2012, 2011 and 2010, we recorded impairment charges of $1.2 million, $1.4 million and $0.5 million, respectively.

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

Income Taxes

        We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on differences between financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, it is determined that some portion of the tax benefit will not be realized. During 2012, we recorded a valuation allowance of $1.7 million based on our assessment that the likelihood of utilizing certain international net operating loss carryforwards is no longer more likely than not.

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

New Accounting Pronouncements

        There are no new accounting pronouncements issued or effective for which the adoption thereof will have a material impact on our Consolidated Financial Statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Exchange Rate Risk

        Foreign currency exposure arises from transactions, including firm commitments, accounts receivable and other obligations, denominated in a currency other than the entities' functional currency, and from foreign-denominated sales and expenses translated into U.S. dollars. Substantially all of our merchandise purchases from contract manufacturers are denominated in U.S. Dollars, except for an immaterial amount which is denominated in Euros. As we continue to expand our International business and shift some of our merchandise design and buying responsibilities for international markets to our offices in Europe, we expect the exposure to increase.

        We generate sales and incur expenses in foreign currency in support of our retail stores and wholesale operations for our foreign subsidiaries which is the majority of our International segment. Although our transactions denominated in foreign currencies continue to increase in significance to our overall business, our exposure to exchange rate fluctuations between the U.S. Dollar and these foreign currencies are not considered material as of December 31, 2012. We received U.S. Dollars for all other merchandise sales and licensing revenue during the year ended December 31, 2012. Management believes the exposure to adverse changes in exchange rates are not sufficiently material to warrant a hedging program.

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

Item 9B.    Other Information.

        None.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required under this item is included in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Item 11.    Executive Compensation.

        The information required under this item is included in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        The information required under this item is included in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required under this item is included in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Item 14.    Principal Accountant Fees and Services.

        The information required under this item is included in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

 PART IV.

Item 15.    Exhibits, Financial Statements Schedules.

(a)	(1)	FINANCIAL STATEMENTS—See Index to Consolidated Financial Statements of this Annual Report on Form 10-K.
	(2)	FINANCIAL STATEMENT SCHEDULES—See Index to Consolidated Financial Statements on page F-1 hereof
	(3)	EXHIBITS—See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).
3.2	Amended and Restated Bylaws (incorporated by reference from our Form 8-K Current Report, filed December 12, 2008).
4.1	Specimen Common Stock Certificate (incorporated by reference from our Form 8-K Current Report, filed August 22, 2005).
4.2	Form of True Religion Apparel, Inc. 2009 Equity Incentive Plan Restricted Stock Award Certificate (incorporated by reference from our Registration Statement on Form S-8, filed July 29, 2009).
4.3	Form of True Religion Apparel, Inc. 2009 Equity Incentive Plan Performance Award Certificate (Restricted Stock) (incorporated by reference from our Registration Statement on Form S-8, filed July 29, 2009).
10.1	Form of Indemnification Agreement between True Religion Apparel, Inc. and its officers and directors (incorporated by reference from our Form 10-Q Quarterly Report, filed November 8, 2010).
10.2	Employment Agreement by and between the Company and Jeffrey Lubell dated January 4, 2006 (incorporated by reference from our Form 8-K Current Report, filed January 10, 2006).*
10.3	Standard Industrial/Commercial Single-Tenant Lease—Gross dated May 17, 2006, among SDJ Enterprises, Ltd., Guru Denim, Inc. and the Company (incorporated by reference from our Form 8-K Current Report, filed May 22, 2006).
10.4	Amendment to Employment Agreement dated May 31, 2006, by and between Jeffrey Lubell and the Company (incorporated by reference from our Form 8-K Current Report, filed June 5, 2006).*
10.5	True Religion Apparel, Inc. Executive Cash Incentive Bonus Plan (incorporated by reference from our Form 8-K Current Report, filed April 3, 2008).*
10.6	Amendment No. 2 to Employment Agreement by and between the Company and Jeffrey Lubell dated September 12, 2008 (incorporated by reference from our Form 8-K Current Report, filed September 17, 2008). *
10.7	Amended and Restated True Religion Apparel, Inc. 2009 Equity Incentive Plan (incorporated by reference from our Registration Statement on Form S-8, filed July 29, 2009).*

Exhibit No.	Description
10.8	Employment Agreement by and between the Company and Lynne Koplin (incorporated by reference from our Form 8-K Current Report, filed January 6, 2010).*
10.9	Summary of Board of Directors Compensation.*†
10.10	Amendment to Employment Agreement by and between the Company and Lynne Koplin dated August 13, 2010 (incorporated by reference from our Form 10-K Annual Report, filed March 14, 2011).*
10.11	Employment Agreement by and between the Company and Peter Collins dated August 13, 2010 (incorporated by reference from our Form 8-K Current Report, filed August 13, 2010).*
10.12	Amendment to Standard Industrial/Commercial Single-Tenant Lease, among SDJ Enterprises, Ltd., Guru Denim, Inc. and the Company dated November 22, 2010 (incorporated by reference from our Form 10-K Annual Report, filed March 14, 2011).
10.13	Second amendment to Employment Agreement, dated October 27, 2011, by and between Lynne Koplin and the Company (incorporated by reference from our Form 10-Q Quarterly Report, filed November 2, 2011).*
10.14	Amendment to Employment Agreement, dated September 28, 2012, by and between Jeffrey Lubell and the Company (incorporated by reference from our Form 8-K Current Report, filed December 4, 2012).*
10.15	Amendment to Employment Agreement, dated November 28, 2012, by and between Jeffrey Lubell and the Company (incorporated by reference from our Form 8-K Current Report, filed December 4, 2012).*
10.16	Amendment to Employment Agreement, dated September 28, 2012, by and between Lynne Koplin and the Company (incorporated by reference from our Form 8-K Current Report, filed December 4, 2012).*
10.17	Amendment to Employment Agreement, dated November 2, 2012, by and between Lynne Koplin and the Company (incorporated by reference from our Form 8-K Current Report, filed December 4, 2012).*
10.18	Amendment to Employment Agreement, dated February 26, 2013, by and between Lynne Koplin and the Company.*†
14.1	True Religion Apparel, Inc. Code of Conduct. (incorporated by reference from our Form 10-K Annual Report, filed February 29, 2012) *
21.1	Subsidiaries of the Company.†
23.1	Consent of Independent Registered Public Accounting Firm.†
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.†
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.†
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡

Exhibit No.	Description
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

‡
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

TRUE RELIGION APPAREL, INC.
Dated: March 1, 2013	/s/ JEFFREY LUBELL Jeffrey Lubell Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JEFFREY LUBELL Jeffrey Lubell	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2013
/s/ PETER F. COLLINS Peter F. Collins	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013
/s/ JOSEPH H. COULOMBE Joseph H. Coulombe	Director	March 1, 2013
/s/ G. LOUIS GRAZIADIO III G. Louis Graziadio III	Director	March 1, 2013
/s/ ROBERT L. HARRIS, II Robert L. Harris, II	Director	March 1, 2013
/s/ MARK S. MARON Mark S. Maron	Director	March 1, 2013
/s/ MARCELLO BOTTOLI Marcello Bottoli	Director	March 1, 2013
/s/ SETH R. JOHNSON Seth R. Johnson	Director	March 1, 2013

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

        Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        Our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
True Religion Apparel, Inc.
Vernon, California:

We have audited the internal control over financial reporting of True Religion Apparel, Inc. and Subsidiaries ("the Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012, of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 1, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
True Religion Apparel, Inc.
Vernon, California:

We have audited the accompanying consolidated balance sheets of True Religion Apparel, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of True Religion Apparel, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 1, 2013

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par amounts)

	As of December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$76,831	$200,366
Short-term investments	109,317	—
Accounts receivable, net of allowances	31,647	23,959
Inventories	65,655	53,320
Deferred income tax assets	7,293	7,027
Prepaid income taxes	5,359	3,879
Prepaid expenses and other current assets	10,123	12,137

Total current assets	306,225	300,688

Property and equipment, net	61,565	53,698
Long-term investments	31,517	—
Deferred income tax assets	1,383	1,271
Other assets	5,026	4,496

TOTAL ASSETS	$405,716	$360,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$30,868	$22,872
Accrued salaries, wages and benefits	11,383	11,506
Income tax payable	5,060	6,538

Total current liabilities	47,311	40,916

Long-term deferred rent	17,517	13,986
Long-term deferred income tax liabilities	3,662	2,224
Long-term income tax payable	916	604

Total long-term liabilities	22,095	16,814

Total liabilities	69,406	57,730

Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	3,375	2,635

Stockholders' Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,723 and 25,492 issued and outstanding, respectively	3	3
Additional paid in capital	89,287	77,950
Retained earnings	241,985	221,122
Accumulated other comprehensive income, net	1,660	713

Total stockholders' equity	332,935	299,788

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$405,716	$360,153

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net sales	$467,285	$419,798	$363,714
Cost of sales (exclusive of depreciation and amortization)	167,762	147,969	133,735

Gross profit	299,523	271,829	229,979
Selling, general, and administrative expenses	221,406	197,218	160,057

Operating income	78,117	74,611	69,922
Other (income) expense, net	(94)	637	(403)

Income before provision for income taxes	78,211	73,974	70,325
Provision for income taxes	31,513	28,197	26,690

Net income	46,698	45,777	43,635
Less: Net income attributable to redeemable noncontrolling interest	683	810	139

Net income attributable to True Religion Apparel, Inc.	$46,015	$44,967	$43,496

Earnings per share attributable to True Religion Apparel, Inc:
Basic	$1.83	$1.81	$1.78

Diluted	$1.82	$1.80	$1.75

Weighted average shares outstanding:
Basic	25,122	24,856	24,495

Diluted	25,328	25,026	24,852

Dividends per common share	$0.80	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$46,698	$45,777	$43,635
Cumulative translation adjustment	941	(314)	748
Unrealized gains on investments:
Unrealized gains arising during the year	63	—	—

Comprehensive income	47,702	45,463	44,383
Comprehensive income attributable to redeemable noncontrolling interest	(740)	(710)	(162)

Comprehensive income attributable to True Religion Apparel, Inc.	$46,962	$44,753	$44,221

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,698	$45,777	$43,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,373	12,750	9,842
Provision for bad debts	677	1,209	556
Stock-based compensation	10,990	10,736	13,059
Tax benefit from stock-based compensation	347	746	3,569
Excess tax benefit from stock-based compensation	(454)	(1,196)	(3,569)
Deferred income taxes	1,058	1,396	(1,421)
Impairment of property and equipment	1,173	1,353	500
Other, net	556	86	141
Changes in operating assets and liabilities:
Accounts receivable	(8,205)	2,600	(1,111)
Inventories	(12,265)	(11,723)	(5,329)
Prepaid expenses and other current assets	2,511	(1,884)	(2,733)
Other assets	(291)	(311)	(1,803)
Accounts payable and accrued expenses	7,315	6,959	4,471
Accrued salaries, wages and benefits	(147)	2,010	659
Prepaid income taxes and income taxes payable	(2,704)	(1,444)	3,859
Long-term deferred rent	3,463	2,704	3,436

Net cash provided by operating activities	64,095	71,768	67,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(214,309)	—	—
Proceeds from maturities or sales of investments	73,047	—	4,950
Purchases of property and equipment	(21,994)	(20,676)	(17,446)
Business acquisition	—	—	(845)
Other, net	(512)	(93)	(176)

Net cash used in investing activities	(163,768)	(20,769)	(13,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Statutory tax withholding payment for stock-based compensation	(4,569)	(5,479)	(9,671)
Cash dividends paid	(20,151)	—	—
Excess tax benefit from stock-based compensation	454	1,196	3,569

Net cash used in financing activities	(24,266)	(4,283)	(6,102)

Effect of exchange rate changes in cash	404	(142)	119
Net (decrease) increase in cash and cash equivalents	(123,535)	46,574	48,261
Cash and cash equivalents, beginning of year	200,366	153,792	105,531

Cash and cash equivalents, end of year	$76,831	$200,366	$153,792

The accompanying notes are an integral part of these consolidated financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share amounts)

	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at January 1, 2010	25,250	$3	$49,840	$202	$147,809	$197,854

Net income attributable to True Religion Apparel, Inc. for the year ended December 31, 2010				—	43,496	43,496
Cumulative translation adjustment				725		725
Stock-based compensation			13,059	—		13,059
Issuance of restricted shares	693	—	—	—		—
Retirement of common stock	(393)	—	—	—	(9,671)	(9,671)
Forfeiture of restricted shares	(214)	—	—	—		—
Tax benefit on stock-based compensation			3,569	—		3,569

Balance at December 31, 2010	25,336	$3	$66,468	$927	$181,634	$249,032
Net income attributable to True Religion Apparel, Inc. for the year ended December 31, 2011				—	44,967	44,967
Cumulative translation adjustment				(214)		(214)
Stock-based compensation			10,736	—		10,736
Issuance of restricted shares	649	—	—	—		—
Retirement of common stock	(228)	—	—	—	(5,479)	(5,479)
Forfeiture of restricted shares	(265)	—	—	—		—
Tax benefit on stock-based compensation			746	—		746

Balance at December 31, 2011	25,492	$3	$77,950	$713	$221,122	$299,788
Net income attributable to True Religion Apparel, Inc. for the year ended December 31, 2012				—	46,015	46,015
Cumulative translation adjustment				884		884
Unrealized gains on investments				63		63
Cash dividends of $0.80 per share declared on common stock					(20,583)	(20,583)
Stock-based compensation			10,990	—		10,990
Issuance of restricted shares	479	—	—	—		—
Retirement of common stock	(170)	—	—	—	(4,569)	(4,569)
Forfeiture of restricted shares	(78)	—	—	—		—
Tax benefit on stock-based compensation			347	—		347

Balance at December 31, 2012	25,723	$3	$89,287	$1,660	$241,985	$332,935

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

        We operate in four primary business segments: U.S. Consumer Direct, U.S. Wholesale, International, and Core Services. These four segments are our reportable segments. We sell directly to consumers in the United States through full price stores, outlet stores and through our retail internet site located at www.truereligionbrandjeans.com. As of December 31, 2012, we operated 86 full price stores and 36 outlet stores in the U.S. Our U.S. Wholesale sales are made to leading nationwide premium department stores, specialty retailers and boutiques, and off-price retailers. Our International sales are made through a variety of channels, including subsidiaries and a joint venture that operate retail stores and sell to wholesale customers who operate retail stores; distributors who warehouse products at their expense and then ship to, and collect payment from, their customers; and directly to wholesale customers who operate retail stores. As of December 31, 2012, our International segment operated 20 full price stores and 10 outlet stores. In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. This licensing business is included in our Core Services segment. Our corporate operations, which include the design, production, marketing, distribution, credit, customer service, information technology, accounting, executive, legal, and human resources departments, are also included in the Core Services segment.

        In October, 2012, we announced that the Company's Board of Directors (the "Board") has formed a Special Committee comprised of its non-management directors to explore and evaluate potential strategic alternatives available to the Company. The review by the Special Committee is continuing. No decision has been made to engage in a transaction or transactions, and there can be no assurance that any transaction or any other strategic alternative will occur or, if undertaken, the terms or timing thereof.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

        The accompanying consolidated financial statements include the accounts of True Religion Apparel, Inc., its subsidiaries and its majority-owned subsidiary, True Religion Brand Jeans Germany GmbH ("TRBJ Germany"), which operates according to a joint venture agreement with its noncontrolling-interest holder. All intercompany accounts and transactions have been eliminated upon consolidation.

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

        Retail store sales are recognized at the time of sale to consumers, net of estimated returns. E-commerce sales of products ordered through our retail internet site known as www.truereligionbrandjeans.com are recognized upon estimated delivery of the shipment to the customers. E-commerce sales also are reduced by an estimate of returns. Retail store sales and E-commerce sales exclude sales taxes. We recognize revenue associated with our gift cards upon redemption of the gift card. In addition, we may recognize revenue from gift cards in the future when we determine that the likelihood of the gift card being redeemed is remote and that we have no legal obligation to remit the unredeemed gift card to relevant jurisdictions. We will utilize historical redemption patterns to consider the likelihood of gift card redemption. During 2012, 2011 and 2010, no revenue was recognized related to gift card breakage.

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

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Classification of Certain Costs and Expenses

        We classify merchandise, inbound freight costs and out-bound shipping costs in cost of sales. Selling, general & administrative expenses ("SG&A") include merchandise design and pre-production, marketing and advertising, sales commissions, customer service, U.S. Consumer Direct expenses and general and administrative expenses. U.S. Consumer Direct expenses include wages and commissions, retail occupancy costs, supplies and direct segment management costs. General and administrative expenses include wages and performance compensation for our executive, finance, human resources, legal, and information systems departments, headquarters occupancy costs (including the portion used by the distribution function), and professional service costs.

        Our handling costs, which include costs incurred to store, move and prepare product for shipment to customers, are included as a component of SG&A in the accompanying consolidated statements of income. Handling costs of $5.5 million, $4.8 million and $4.5 million were recorded in SG&A in 2012, 2011 and 2010, respectively.

        Depreciation expense, which is included as a component of SG&A in the accompanying consolidated statements of income, was $13.4 million, $12.8 million and $9.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The depreciation expense attributable to the U.S. Consumer Direct segment's retail store was $7.4 million, $7.7 million and $6.0 million, for the years ended December 31, 2012, 2011 and 2010, respectively. The depreciation expense attributable to the International segment's retail stores was $1.6 million, $0.8 million and $0.3 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

        Retail occupancy costs, which include rent expense, real estate taxes and property insurance, are also included as a component of SG&A in the accompanying consolidated statements of income. The occupancy costs attributable to the U.S. Consumer Direct segment's retail store was amount to $30.0 million, $26.9 million and $22.2 million, for the years ended December 31, 2012, 2011 and 2010, respectively. The occupancy costs attributable to the International segment's retail stores amount to $7.6 million, $3.7 million and $1.4 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising Costs

        Advertising costs, including the costs to produce advertising, are expensed when the advertisement is first exhibited. Cooperative advertising costs paid to wholesale customers are expensed as an advertising cost if we are provided evidence that the identified advertising benefit is sufficiently separable from the purchase of our products by the wholesale customers and the fair value of such benefit is reasonably measurable. These advertising expenses are recorded as a component of SG&A in the accompanying consolidated statements of income. Advertising expenses amounted to $11.7 million, $7.9 million and $8.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Comprehensive Income

        Comprehensive income for the years ended December 31, 2012, 2011 and 2010, consists of net income, cumulative translation adjustments and unrealized gains on investments.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income per Common Share

        Basic net income per common share is computed based upon the weighted average number of common shares outstanding, and diluted net income per common share is computed based upon the weighted average number of common shares outstanding plus dilutive common share equivalents outstanding during the periods using the treasury stock method. Dilutive common share equivalents consist of all restricted stock awards, except for performance-based restricted awards, which are excluded from diluted shares outstanding until the performance condition is achieved. Once the performance condition is achieved on performance-based restricted stock awards, the shares are included in diluted common share equivalents weighted from the beginning of the quarter during which the minimum performance condition was achieved.

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

Cash and Cash Equivalents

        We consider all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents are measured at fair market value using quoted prices in active markets. As of December 31, 2012 and 2011, we held $51.1 million and $175.1 million, respectively of cash equivalents which consist of an investment in a money market fund that invests only in U.S. Treasury securities.

Short-term and Long-term Investments

        Our short-term and long-term investments consist of fixed maturity U.S. Treasury securities, all of which are classified as available-for-sale. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. The fair values for these investments were obtained from third-party broker statements, which are primarily derived from observable market-based inputs or unobservable inputs that are corroborated by market data. Available-for-sale securities with remaining maturities of less than one year and those identified by management at time of purchase for funding operations in less than one year are classified as short term, and all other available-for-sale securities are classified as long-term.

        Management has established guidelines and practices to limit the amount of credit risk. Our investment policy objectives are to: maintain sufficient liquidity to meet financial obligations, ensure safety of principal and earn a market rate of return. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline and whether we have the intent to sell or will likely be required to sell before their anticipated recovery, which may be at maturity. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.

Accounts Receivable

        Management evaluates our accounts receivables to assess if they will ultimately be collected. In performing this evaluation, significant judgment is used, including an analysis of specific risks on a customer-by-customer basis for larger accounts. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible. Based on historical losses, existing economic conditions and collection practices, our allowance for doubtful accounts has been estimated to be $0.6 million and $0.9 million at December 31, 2012 and 2011, respectively. Our actual credit losses for the periods presented have not significantly exceeded management's estimates.

Concentration of Credit Risks

        For the years ended December 31, 2012, 2011 and 2010, no one customer accounted for more than 10% of our net sales. As of December 31, 2012 and 2011, the percentage of our net accounts receivable due from one customer was 23% and 22%, respectively.

Inventories

        Inventories are stated at the lower of cost or market value. Cost is determined using a method that approximates the first-in, first-out method.

        Slow-moving merchandise is typically sold at prices exceeding our cost in our outlet stores or to wholesale customers who specialize in off-price merchandise. As of December 31, 2012 and 2011, we recorded inventory impairment reserves for slow-moving inventory of $1.2 million and $0.8 million, respectively, based upon analysis of balances on hand by style, recent sales trends, projected future sales, and historical markdown trends.

        Our manufacturing process (e.g. for some sportswear merchandise (e.g. shirts and hoodies) is completed in phases: i) purchasing of blank garments from garment manufacturers (domestic and import); and ii) sending out the blank garments to local contractors for dying, washing, embellishments (screen prints, flocking, applique) and finishing. We house the blank garments in our warehouse in Vernon and engage contract manufacturers in the Los Angeles area to complete the manufacturing process. Any unfinished garments, whether in our warehouse or at our contractors, is considered work-in-progress.

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

        Property and equipment are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. The analysis uses input from retail store operations and our accounting and finance personnel that organizationally report to the Chief Financial Officer. These projections are based on management's estimates of store-level sales, gross margins, direct expenses, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. To the extent that projected undiscounted future net cash flows attributable to the asset (or asset group for our retail stores) are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying amount of such asset and its estimated fair value. As the majority of the long-lived assets in our stores are leasehold improvements that we specifically created for our operation and would not be utilized by other retailers in their typical operations, we assume that after recording the impairment charge, the fair value of impaired long-lived assets is immaterial.

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

Foreign Currency Translation

        The local currency is the functional currency for all of our significant international operations, except for our subsidiary in Switzerland, whose functional currency is Euros. In accordance with GAAP, assets and liabilities of our foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income within stockholders' equity.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Transaction Gains and Losses

        Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of income or accumulated other comprehensive income, as appropriate. Transaction gains and losses, which is included as a component of Other (income) expenses, net, in the accompanying consolidated statements of income, amount to $0.2 million, $0.7 million and ($0.3) million for the years ended December 31, 2012, 2011 and 2010, respectively.

Leases

        We lease our corporate headquarters facilities and all of our retail stores. All of these leases are classified as operating leases and they expire at various dates through 2024. We have no significant individual or master lease agreements.

        Our fixed, noncancelable lease terms generally are five to 10 years. Some of our leases include options that allow us to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception.

        For leases that contain predetermined, fixed escalations of the minimum rent or rent abatements, we recognize the rent expense on a straight-line basis over the lease term and record the difference between the rent expense and the rent payable as deferred rent.

        Most of our leases also provide for payment of operating expenses, such as common area charges, utilities, real estate taxes and other executory costs. Some leases require additional payments based on sales which are recorded in rent expense when the contingent rent is probable.

        In some lease agreements, we receive landlord incentives to reimburse us for leasehold improvements. These incentives are recorded as a deferred rent credit and recognized as a reduction to rent expense on a straight-line basis over the lease term. As of December 31, 2012 and 2011, landlord incentives comprised $5.9 million and $6.3 million, respectively, of the deferred rent credit balance.

Recently Issued Accounting Pronouncements

        There are no new accounting pronouncements issued or effective for which the adoption thereof that will have a material impact on our Consolidated Financial Statements.

NOTE 3—INVESTMENTS

        Investments consist of the following (amounts in thousands):

	December 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
U.S. Treasury securities	$140,771	$63	—	$140,834

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INVESTMENTS (Continued)

        The contractual maturities were as follows (amounts in thousands):

	December 31, 2012	December 31, 2011
Due within one year	$109,317	$—
Due within two years	31,517	—

Total	$140,834	$—

        Net investment income, which is included in Other (income) expense, net, in the accompanying consolidated statements of income, was $0.2 million for the year ended December 31, 2012. The realized loss on the sale of an investment during the year ended December 31, 2012 was less than $0.1 million. We did not have significant investment balances during 2011 and 2010, and, accordingly our investment income was not significant.

NOTE 4—ACCOUNTS RECEIVABLE

        We recorded the following allowances against our wholesale accounts receivable as of December 31 (amounts in thousands):

	2012	2011
Reserve for wholesale sales returns	$1,292	$807
Reserve for markdown allowances and chargebacks	515	316
Reserve for bad debt	619	860

Total	$2,426	$1,983

        In addition to the above reserves, we recorded an allowance for trade discounts of less than $0.1 million as of December 31, 2012 and December 31, 2011.

NOTE 5—INVENTORIES

        Inventories consisted of the following as of December 31 (amounts in thousands):

	2012	2011
Raw materials	$427	$604
Work-in-progress	2,869	2,395
Finished goods	62,359	50,321

Total	$65,655	$53,320

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—PROPERTY AND EQUIPMENT, NET

        Property and equipment consisted of the following as of December 31 (amounts in thousands):

	2012	2011
Computer systems and equipment	$13,903	$15,357
Furniture and fixtures	13,151	9,498
Leasehold improvements	64,332	55,141
Machinery and equipment	5,195	4,412
Trade show booths	776	1,356
Construction in progress	1,662	1,896

	99,019	87,660
Less: accumulated depreciation	37,454	33,962

Property and equipment, net	$61,565	$53,698

        Construction in progress as of December 31, 2012 and 2011 primarily represents the capital expenditures for retail stores that have not opened, or information technology projects that have not been completed, as of the balance sheet date. When the stores are opened or the information technology projects are completed, these balances will be transferred to the appropriate property and equipment category and depreciated according to their useful life.

        We recorded asset impairment charges, which are included as a component of selling, general and administrative expenses of $1.2 million, $1.4 million and $0.5 million, respectively, for the years ended December 31, 2012, 2011 and 2010, respectively. The 2012 asset impairment charges cover $1.0 million for three U.S. Consumer Direct segment retail stores and $0.2 million for one International segment retail store that incurred net cash outflows from operations because their sales were below our expectation or a triggering event has led us to conclude that property impairment should be recorded. The 2011 asset impairment charges cover $1.0 million for five U.S. Consumer Direct segment retail stores and $0.4 million for one International segment retail store that performed below our expectations; one of these stores was subsequently closed. The 2010 asset impairment charges cover one U.S. Consumer Direct segment retail store that incurred net cash outflows from operations because its sales were below our expectations.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consisted of the following as of December 31 (amounts in thousands):

	2012	2011
Accounts payable	$15,401	$6,761
Accrued expenses	5,505	7,597
Accrued sales and use taxes	3,246	2,582
Accrued percentage rent	1,623	1,785
Other	5,093	4,147

Accounts payable and accrued expenses	$30,868	$22,872

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—LICENSING REVENUE

        We have four license agreements whereby we granted to the licensee the right to use the True Religion Brand Jeans trademark and related intellectual property. Each licensee is required to pay us an annual royalty fee equal to the greater of a percentage of the licensee's actual annual net sales or minimum annual net sales (as defined in the underlying agreement). Additionally, some licensees will pay us an annual minimum advertising contribution fee equal to a percentage of the minimum annual net sales (as defined in the underlying agreement).

        We recognized licensing revenue of $2.7 million, $3.2 million and $5.3 million for the years ended December 31, 2012, 2011 and 2010 as a component of net sales in the accompanying consolidated statements of income. These licensing revenues included prepayments recognized ratably and estimated sales and royalties based on information obtained from the licensee.

NOTE 9—STOCK-BASED COMPENSATION

        In 2009, our Board of Directors and shareholders approved the True Religion Apparel, Inc. 2009 Equity Incentive Plan (the "2009 Incentive Plan").

        The following table summarizes our annual stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income (amounts in thousands):

	December 31,
	2012	2011	2010
Stock-based compensation expense, before tax income tax benefit	$10,990	$10,736	$13,059
Income tax benefit	4,279	4,051	5,256

Stock-based compensation expense, after income tax benefit	$6,711	$6,685	$7,803

        The income tax benefit reflected on stock-based compensation above is based upon the expected deductions using the grant date fair value of the associated awards and the applicable statutory income tax rate. We record a deferred income tax asset associated with such expected benefits. The ultimate benefit is dependent upon the stock price at the date of vesting of the associated awards with differences between the expected and actual deductions for those awards resulting in excess tax benefits or deficiencies. We reported $0.5 million, $1.2 million and $3.6 million of excess tax benefits as financing cash flows for the years ended December 31, 2012, 2011 and 2010, respectively. The total tax benefit realized from restricted stock vesting for the years ended December 31, 2012, 2011 and 2010 was $0.3 million, $0.7 million and $3.6 million, respectively.

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

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

Non-vested performance-based awards

        During the years ended December 31, 2012, 2011 and 2010, we awarded performance-based restricted stock to executive officers that vest over a period of two years, which is a service condition. In order for these performance awards to vest, our annual adjusted earnings before interest and income tax expenses ("Adjusted EBIT") must exceed a minimum amount; depending upon our actual annual Adjusted EBIT, additional restricted stock may be earned, up to a maximum amount. Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary of the grant date and the remainder on the second anniversary of the grant date for a combined service period of two years. Our Chief Executive Officer's employment agreement includes a provision that if he terminates his employment after November 2012 his unvested restricted stock that was granted more than one year prior to his termination will vest immediately. The vesting period for the restricted stock awarded to our Chief Executive Officer in 2012 is one year.

        The following table summarizes our performance-based restricted stock activities for the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000's)
Prior year awards:
Non-vested, beginning of year	391,174	$23.98
Vested	(281,896)	$24.41
Service forfeited	—	$—

Non-vested prior year awards, end of period	109,278
Awards granted in 2012, at maximum:	353,215	$26.04
Performance forfeited	(61,850)	$26.04
Service forfeited	—	$—

Non-vested current year awards, end of period	291,365

Total non-vested, end of period	400,643	$25.20	0.6	$10,184

        The estimated fair value of the performance-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 1.5% in 2012, 1.7% in 2011, and 5.3% in 2010; these forfeiture rate assumptions are based on historical experience adjusted for unusual, large forfeitures. The fair value of the performance-based stock awarded and earned during the years ended December 31, 2012, 2011 and 2010 was $7.6 million, $7.5 million, and $8.9 million, respectively. The total fair value of performance-based stock vested during the years ended December 31, 2012, 2011 and 2010 was $6.9 million, $7.8 million and $7.4 million, respectively. As of December 31, 2012, the total unamortized stock-based compensation expense related to the performance-based stock was $2.4 million, which is expected to be recognized over a weighted average period of 0.6 years.

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

Non-vested, service-based awards

        During the years ended December 31, 2012, 2011 and 2010, we awarded restricted stock to employees, officers and directors that vest over a period of up to three years.

        The following table summarizes our non-vested, service-based, restricted stock activities for the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000's)
Non-vested, beginning of year	170,062	$23.35
Granted	126,183	$26.18
Vested	(137,669)	$24.02
Forfeited	(16,679)	$27.57

Non-vested, end of period	141,897	$24.72	1.2	$3,607

        The estimated fair value of the non-vested, service-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 8.0% in 2012, 7.6% in 2011, and 5.3% in 2010; these forfeiture rate assumptions are based on historical experience adjusted for unusual, large forfeitures. The fair value of service-based stock awarded during the years ended December 31, 2012, 2011 and 2010 was $3.3 million, $3.4 million, and $6.2 million, respectively. The total fair value of service-based stock vested during the years ended December 31, 2012, 2011 and 2010 was $3.3 million, $3.8 million and $4.8 million, respectively. As of December 31, 2012, the total unamortized stock-based compensation expense related to the non-vested, service-based stock was $3.5 million, which is expected to be recognized over a weighted average period of 1.2 years.

        In June 2010, we granted an inducement award of 100,000 shares which were issued outside the 2009 Incentive Plan. In 2011, 66,670 unvested shares from this award were forfeited when we entered into a Separation Agreement with a former executive.

Minimum Statutory Income Taxes on Restricted Awards

        We have a practice of withholding common shares, upon an employee's or director's request, to satisfy employee and director minimum statutory income tax withholdings for restricted shares when they vest. During the years ended December 31, 2012, 2011 and 2010, we withheld 170,160, 228,232, and 393,000 shares for a total value of $4.6 million, $5.5 million and $9.7 million, respectively. These amounts are considered a financing activity and recorded as statutory tax withholding payment for stock-based compensation in the accompanying 2012, 2011 and 2010 consolidated statements of cash flows.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMITMENTS AND CONTINGENCIES

Leases

        We lease our headquarters facilities and retail store locations under operating lease agreements expiring on various dates through January 2024. We have options to renew certain leases under various terms as specified within each lease agreements. We have no capitalized lease obligations.

        As of December 31, 2012, we had 178 long-term lease agreements, which consisted of 133 retail stores in the U.S., 31 international retail stores, two distribution and administration facilities in Vernon, California, two showrooms in the U.S., and administrative offices and/or showrooms in Japan, South Korea, Hong Kong, Germany, Italy, the U.K. and Switzerland. Our leased properties aggregate 702,000 square feet of space, which consists of 374,000 square feet for our distribution and administrative functions, 314,000 square feet of retail space and 14,000 square feet of showroom space. Our lease agreements for 147 of the retail stores leases require payment of a percentage of sales, ranging from 4% to 18%, if our net sales at the retail store exceed a defined threshold.

        Rent expense was $37.8 million, $30.7 million and $24.1 million in 2012, 2011 and 2010, respectively. These amounts include contingent rental expense of $4.7 million, $3.8 million and $2.7 million in 2012, 2011 and 2010, respectively.

        Future minimum lease payments under these operating leases as of December 31, 2012 are summarized as follows (amounts in thousands):

Year ending December 31,
2013	$30,520
2014	30,908
2015	30,794
2016	30,376
2017	28,125
Thereafter	80,179

Total minimum lease payments	$230,902

        Subsequent to December 31, 2012, we entered into 4 new retail leases, which have expiration dates through January 2024 and aggregate future minimum lease payments of approximately $5.5 million.

Merchandise Purchase Obligations and Commercial Commitments

        We have an agreement with a bank to make available up to $5 million of standby and documentary letters of credit. Under this agreement we have $0.3 million of standby letters of credit for certain guarantees for workers' compensation insurance and certain leased properties. Merchandise purchase obligations represent $42.9 million of open purchase orders for merchandise at the end of December 31, 2012. These purchase orders can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders. Certain merchandise purchase orders require that the Company opens letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. We had approximately $1.3 million of open documentary letters of credit as of December 31, 2012 that are included in our open merchandise purchase orders at the end of the year.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

Legal Proceedings

        From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded legal accruals in our consolidated financial statements are adequate in light of the probable and estimable liabilities. As of the date of this report, we do not believe there are any currently identified claims, proceedings or litigation, either alone or in the aggregate, that will have a material impact on our results of operations, financial position or cash flows. Since these matters are subject to inherent uncertainties, our view of them may change in the future. In 2011, we entered into litigation settlements totaling $2.2 million. We had no material legal settlements in 2012 or 2010.

NOTE 11—REDEEMABLE NONCONTROLLING INTEREST

        In July 2010, we entered into a joint venture agreement through our newly formed wholly owned subsidiary, TRBJ Germany, with our former German distributor, UNIFA Premium GmbH ("UP") for the wholesale and retail distribution of True Religion Brand Jeans products in Germany, Switzerland, Austria, the Netherlands, Belgium and Luxembourg. In connection with the joint venture start-up, we canceled the distribution agreement with UP and entered into a new distribution agreement with TRBJ Germany. Plus, we entered into an agreement with UP whereby we purchased certain assets, including inventory and fixed assets, of UP for an immaterial cash payment; and, UP purchased a redeemable noncontrolling interest in TRBJ Germany. Following these transactions, we own a controlling 60% interest in TRBJ Germany, and UP owns a 40% interest. We have accounted for the transaction as a business combination and have allocated the total consideration consisting of cash and the 40% interest in TRBJ Germany to the tangible assets. Consideration transferred did not result in a purchase price excess, thus no goodwill was recognized as of our valuation date.

        The total purchase price allocation and consideration paid are summarized below (amounts in thousands):

Purchase Price Allocation as of August 1, 2010		Consideration Paid as of August 1, 2010
Fixed Assets	$642	Cash	$845
Inventory	1,449	Redeemable noncontrolling interest	1,763

Other assets	517	Total consideration paid	$2,608

Total assets acquired	$2,608

        The business of TRBJ Germany operates according to a joint venture agreement that includes a call option and a put option on UP's 40% redeemable noncontrolling interest, allowing us to purchase UP's shares (the call option) or UP to sell us their shares (the put option) at a purchase price equal to the fair market value of UP's shares at the time of delivery of the call or put option. Both options can be exercised beginning on the five year anniversary of the joint venture agreement and on every anniversary date thereafter. Additionally, the exercise of such options may be accelerated upon the occurrence of certain changes in control as defined in the joint venture agreement. As the redeemable interest is considered probable of becoming currently redeemable in the future, the carrying value of the redeemable interest must be equal to or greater than the estimated fair value at each reporting period. We calculated the fair value of the redeemable noncontrolling interest by discounting the

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—REDEEMABLE NONCONTROLLING INTEREST (Continued)

estimated future cash flows of TRBJ Germany and determined that the fair value of the noncontrolling interest was lower than the carrying value as of December 31, 2012 and 2011.

        The following table presents a reconciliation of the redeemable noncontrolling interest for the years ended December 31 (amounts in thousands):

	2012	2011
Redeemable noncontrolling interest, January 1	$2,635	$1,925
Net income attributable to redeemable noncontrolling interest	683	810
Foreign currency translation adjustment	57	(100)
Capital contributions by redeemable noncontrolling interest	—	—

Redeemable noncontrolling interest, December 31	$3,375	$2,635

NOTE 12—RELATED PARTY TRANSACTIONS

        In the ordinary course of business, we make sales to wholesale customers affiliated with the noncontrolling-interest holder of TRBJ Germany ("Wholesale Related Parties"). Net sales to these Wholesale Related Parties, which is included in net sales in the accompanying consolidated statements of income, were $2.1 million, $2.8 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010 respectively. As of December 31, 2012 and 2011 our accounts receivable from Wholesale Related Parties was $2.2 million and $1.7 million, respectively. Additionally, we have accounts receivable outstanding from entities associated with UP of $2.2 million and $2.3 million, as of December 31, 2012 and 2011, respectively.

NOTE 13—INCOME TAXES

        Total income (loss) before provision for income taxes and noncontrolling interest is comprised of the following for the years ended December 31 (amounts in thousands):

	2012	2011	2010
Domestic operations	$84,014	$76,798	$68,009
Foreign operations	(5,803)	(2,824)	2,316

Income before provision for income taxes and noncontrolling interest	$78,211	$73,974	$70,325

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—INCOME TAXES (Continued)

        Income tax expense (benefit) consists of the following for the years ended December 31 (amounts in thousands):

	2012	2011	2010
Current income tax:
Federal	$25,530	$23,791	$21,818
State and local	3,470	3,244	5,386
Foreign	1,453	811	907

Total current income tax expense	30,453	27,846	28,111

Deferred income taxes:
Federal	614	737	(851)
State and local	25	313	(328)
Foreign	421	(699)	(242)

Total deferred income tax expense (benefit)	1,060	351	(1,421)

Total income tax expense	$31,513	$28,197	$26,690

        Except where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as we intend to invest those earnings in the foreign operations for an indefinite period of time. Undistributed earnings of foreign subsidiaries as of December 31, 2012, 2011 and 2010 was $1.1 million, $0.4 million and $1.1 million, respectively. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable.

        A reconciliation of the statutory federal income tax rate to the effective tax rate on income before provision for income taxes for the years ended December 31 is as follows:

	2012	2011	2010
Tax provision at statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	3.1	4.8
Domestic production deduction	(2.8)	(2.6)	(2.2)
Foreign rate differential	2.7	2.0	(0.2)
Foreign source income	0.2	0.2	0.2
Valuation allowance	2.2	—	—
Other	0.1	0.4	0.4

Effective tax rate	40.3%	38.1%	38.0%

        Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts recorded for income tax purposes. The major

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—INCOME TAXES (Continued)

components of deferred tax assets and liabilities are as follows as of December 31 (amounts in thousands):

	2012	2011
Current deferred tax assets:
Compensation	$4,188	$3,943
Inventory	1,766	1,541
Bad debt	47	259
Legal reserves	549	722
State taxes, net of federal benefits	288	485
Other	455	77

Total current deferred tax assets	7,293	7,027

Long term deferred tax (liability) asset:
Lease incentives	3,751	2,938
Depreciation and amortization	(6,945)	(5,284)
Net operating losses	1,624	692
Other	1,019	701

Total long-term deferred tax liability	(551)	(953)

Valuation allowance	(1,728)	—

Total net deferred tax asset	$5,014	$6,074

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, is as follows (amounts in thousands):

	2012	2011	2010
Unrecognized tax benefit at beginning of year	$866	$897	$418
Increase to tax positions in prior periods	—	132	—
Decrease to tax positions in prior periods	—	(132)	—
Increase to tax positions in current period	299	—	479
Lapse of statute	—	(31)	—

Unrecognized tax benefit at end of year	$1,165	$866	$897

        As of December 31, 2012, 2011 and 2010, we had $1.2 million, $0.9 million and $0.9 million, respectively, of gross unrecognized tax benefits. The liabilities for uncertain positions were $1.2 million and $0.9 million as of December 31, 2012 and 2011, respectively. The increase in the liability for uncertain tax positions from December 31, 2011 to December 31, 2012 resulted from the uncertainty about the timing of income that will be taxable in the United States associated with our international expansion. As of December 31, 2012, 2011 and 2010, we had $0.8 million, $0.6 million and $0.3 million, respectively, of unrecognized tax benefits, which, if recognized, would impact our annual effective tax rate. The interest and penalties recognized in the statements of income for the years December 31, 2012, 2011 and 2010 are not material.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—INCOME TAXES (Continued)

        We are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions. We are no longer subject to federal or non-U.S. income tax examinations for years before 2009 or state and local examinations before 2004. As of December 31, 2012, our California tax returns for 2004 through 2007, based on amended returns filed in 2009, were under examination by the California Franchise Tax Board. After December 31, 2012, we were notified by the California Franchise Tax Board that the 2010 return amended in 2011 will also be included in their examination. We do not expect the results of the California Franchise Tax Board audit will have a material impact on our results of operations, financial position or cash flows.

        In connection with the Internal Revenue Service ("IRS") audit of our 2009 federal tax return, the IRS has disallowed the domestic production activities deduction for that year. The IRS issued an assessment of $1.4 million in tax and $0.3 million in penalties associated with the disallowed deduction. We filed a formal protest with the Office of Appeals Division within the IRS, where it is our intent to vigorously defend our position in qualifying for the deduction. In the event the Office of Appeals offers us an unfavorable outcome, we intend to litigate the matter in U.S. Tax Court. The unpaid assessment will continue to accrue interest until resolved. Additionally, we have completed our income tax provisions for 2012, 2011 and 2010 using the same position that the IRS has challenged in our 2009 federal income tax return. The cumulative income tax benefit for deductions in these subsequent years is $5.4 million. Although the outcome currently remains uncertain, we continue to maintain our position that it is more-likely-than-not that we will recognize the full benefits of the deduction. Accordingly, we have not accrued an uncertain tax position associated with the disallowed deduction.

        It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions could significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits or appeals or the expiration of federal or state statutes of limitations for the assessment of taxes. We estimate that the decrease in unrecognized tax benefits within the next 12 months will be $0.3 million.

        We have foreign net operating loss carryforwards for tax purposes in jurisdictions outside the U.S. totaling $14.2 million as of December 31, 2012. The net operating loss carryforward created in Switzerland amounts to $13.3 million and will begin to expire in 2018. We have immaterial net operating loss carryforwards in Luxembourg, Japan, Ireland and Austria.

        Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize certain of our foreign deferred tax assets. A significant piece of negative evidence evaluated was the cumulative foreign loss incurred over the three-year period ended December 31, 2012 for certain jurisdictions. Such objective evidence limits the ability to consider other subjective evidence, such as our projected future income for these subsidiaries. On the basis of this evaluation, as of December 31, 2012, a valuation allowance of $1.7 million has been recorded on certain foreign deferred tax assets in jurisdictions where it is more likely than not that such assets may not be realized.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—EARNINGS PER SHARE

        The following is a reconciliation of the shares used to compute basic and diluted earnings per share attributable to True Religion Apparel, Inc. for the years ended December 31 (in thousands, except per share information):

	2012	2011	2010
Net income attributable to True Religion Apparel, Inc.	$46,015	$44,967	$43,496

Basic shares	25,122	24,856	24,495
Dilutive effect of unvested restricted stock	206	170	357

Diluted shares	25,328	25,026	24,852

Earnings per share attributable to True Religion Apparel, Inc.—basic	$1.83	$1.81	$1.78
Earnings per share attributable to True Religion Apparel, Inc.—diluted	$1.82	$1.80	$1.75

NOTE 15—SEGMENT INFORMATION

        The Company's reportable business segments and respective accounting policies of each segment are the same as those described in Note 1 and Note 2. We evaluate the performance of each operating segment based on operating income. The Company's chief operating decision maker is the Chief Executive Officer.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        Summarized financial information concerning our reportable segments is shown in the following table for the years ended December 31 (amounts in thousands):

	2012	2011	2010
Net sales:
U.S. Consumer Direct	$281,583	$251,334	$189,097
U.S. Wholesale	99,215	86,268	104,874
International	83,824	78,974	64,443
Core Services	2,663	3,222	5,300

Total net sales	$467,285	$419,798	$363,714

Gross profit:
U.S. Consumer Direct	$197,328	$178,341	$136,915
U.S. Wholesale	50,452	44,445	53,362
International	49,080	45,821	34,402
Core Services	2,663	3,222	5,300

Total gross profit	$299,523	$271,829	$229,979

Operating income:
U.S. Consumer Direct	$93,726	$88,453	$64,641
U.S. Wholesale	44,333	37,116	46,265
International	7,895	15,927	17,487
Core Services	(67,837)	(66,885)	(58,471)

Total operating income	$78,117	$74,611	$69,922

Capital expenditures:
U.S. Consumer Direct	$10,371	$12,979	$11,818
U.S. Wholesale	57	511	573
International	8,792	5,521	3,084
Core Services	2,774	1,665	1,971

Total capital expenditures	$21,994	$20,676	$17,446

Total assets:
U.S. Consumer Direct	$90,654	$78,089
U.S. Wholesale	27,584	26,182
International	54,764	41,700
Core Services	232,714	214,182

Total assets	$405,716	$360,153

        As of December 31, 2012 and 2011, $351.0 million and $318.6 million, respectively, of our assets were located in the United States. Also, at December 31, 2012 and 2011, we had trademarks of $0.9 million and $0.4 million, respectively, associated with foreign countries.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

Geographic Area Information

        We have established three regions to manage our International segment: Europe, Middle East, and Africa ("EMEA") based in Switzerland; Asia/Pacific ("APAC"), based in Hong Kong; and Americas, which excludes sales to United States customers, based at our company headquarters in Vernon, California.

        Net sales and long-lived assets by geographic location of the International segment are as follows:

	2012	2011	2010
International net sales:
EMEA	$52,050	$40,666	$28,463
Americas	16,811	12,402	9,143
APAC	14,963	25,906	26,837

Total net sales	$83,824	$78,974	$64,443

International property and equipment, net
EMEA	$7,892	$5,631
Americas	980	581
APAC	6,110	1,512

Total property and equipment, net	$14,982	$7,724

NOTE 16—FAIR VALUE MEASUREMENTS

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31 (amounts in thousands):

	Fair Value Measurements
	at December 31, 2012				at December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measures
Assets:
Cash equivalents	$51,086	$—	$—	$51,086	$175,071	$—	$—	$175,071
Available-for-sale securities	—	140,834	—	140,834	—	—	—	—

Total	$51,086	$140,834	$—	$191,920	$175,071	$—	$—	$175,071

        The cash equivalents are measured at fair value using quoted prices in active markets. The fair values of our available-for-sale investments were obtained from third-party broker statements which are primarily derived from observable market-based inputs or unobservable inputs that are corroborated by market data. We did not have any transfers into and out of Levels 1 and 2 during fiscal 2012 and 2011.

        During 2012, our only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment. As described in Notes 2 and 6, we estimated the fair values of these long-lived assets based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. We classified these fair value measurements as Level 3. After the impairment charge, the carrying values of the remaining assets of these stores were not material.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

        The carrying amount of our remaining financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

NOTE 17—QUARTERLY INFORMATION (UNAUDITED)

        The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011 (amounts in thousands, except per share data):

Year ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$106,785	$104,909	$118,549	$137,042
Gross profit	$68,901	$67,481	$75,023	$88,118
Net income attributable to True
Religion Apparel, Inc.	$10,413	$9,777	$12,344	$13,481
Earnings per share attributable to True
Religion Apparel, Inc.:
Basic	$0.42	$0.39	$0.49	$0.54
Diluted	$0.41	$0.39	$0.49	$0.53

Year ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$93,762	$98,263	$108,364	$119,409
Gross profit	$60,745	$64,368	$70,190	$76,526
Net income attributable to True
Religion Apparel, Inc.	$8,983	$9,433	$12,085	$14,466
Earnings per share attributable to True
Religion Apparel, Inc.:
Basic	$0.36	$0.38	$0.48	$0.58
Diluted	$0.36	$0.38	$0.48	$0.57

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

        During the years ended December 31, 2012, 2011 and 2010, we paid income taxes of $32.5 million, $27.5 million and $20.7 million, respectively.

        As of December 31, 2012, 2011 and 2010, we had recorded the purchase of $0.7 million, $0.5 million and $1.8 million, respectively, of property and equipment for which the vendors had not yet been paid. These amounts have been excluded from "Purchases of property and equipment" and "Accounts payable and accrued expenses" in the accompanying consolidated cash flows.

        During the year ended December 31, 2010, noncash investing activity relating to the purchase of the German joint venture was $1.8 million.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2012
Reserve for returns	$807	$4,129	$(3,644)	$1,292
Reserve for markdown allowances and chargebacks	$316	$963	$(764)	$515
Reserve for bad debt	$860	$677	$(918)	$619
Deferred tax asset valuation allowances	—	$1,728	—	$1,728
2011
Reserve for returns	$390	$3,425	$(3,008)	$807
Reserve for markdown allowances and chargebacks	$597	$362	$(643)	$316
Reserve for bad debt	$566	$1,176	$(882)	$860
2010
Reserve for returns	$606	$4,211	$(4,427)	$390
Reserve for markdown allowances and chargebacks	$467	$655	$(525)	$597
Reserve for bad debt	$297	$556	$(287)	$566