Form 10-Q
period 2013-03-31
TRUE RELIGION APPAREL INC
filed 2013-05-10
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended March 31, 2013

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

As of May 6, 2013, 25,756,867 shares of common stock were outstanding.

TRUE RELIGION APPAREL, INC.

ii

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$71,300	$76,831
Short-term investments	122,343	109,317
Accounts receivable, net of allowances	31,502	31,647
Inventories	64,175	65,655
Deferred income tax assets	5,373	7,293
Prepaid income taxes	4,315	5,359
Prepaid expenses and other current assets	12,897	10,123
Total current assets	311,905	306,225
Property and equipment, net	61,173	61,565
Long-term investments	27,215	31,517
Deferred income tax assets	1,658	1,383
Other assets	4,939	5,026
TOTAL ASSETS	$406,890	$405,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$37,183	$30,868
Accrued salaries, wages and benefits	12,449	11,383
Income taxes payable	762	5,060
Total current liabilities	50,394	47,311
Long-term deferred rent	18,013	17,517
Long-term deferred income tax liabilities	4,230	3,662
Long-term income taxes payable	969	916
Total long-term liabilities	23,212	22,095
Total liabilities	73,606	69,406

Commitments and contingencies

Redeemable noncontrolling interest	3,543	3,375

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,766 and 25,723 issued and outstanding, respectively	3	3
Additional paid-in capital	92,429	89,287
Retained earnings	237,474	241,985
Accumulated other comprehensive (loss) income, net	(165)	1,660
Total stockholders’ equity	329,741	332,935

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$406,890	$405,716

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$120,795	$106,785

Cost of sales	47,110	37,884

Gross profit	73,685	68,901

Selling, general and administrative expenses	70,615	51,666

Operating income	3,070	17,235

Other expense (income), net	217	(851)

Income before provision for income taxes	2,853	18,086

Provision for income taxes	2,470	7,373

Net income	383	10,713

Less: Net (loss) income attributable to redeemable noncontrolling interests	(143)	300

Net income attributable to True Religion Apparel, Inc.	$526	$10,413

Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$0.02	$0.42
Diluted	$0.02	$0.41

Weighted average shares outstanding:
Basic	25,193	24,957
Diluted	25,571	25,354

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$383	$10,713
Other comprehensive income:
Cumulative translation adjustment	(1,760)	26
Available-for-sale investments:
Change in net unrealized gains	6	—
Less: reclassification adjustment for net gains included in net income	(6)	—
Net change (no net tax effect)	—	—
Other comprehensive (loss) income	(1,377)	10,739
Comprehensive income attributable to redeemable noncontrolling interest	78	(382)
Comprehensive income attributable to True Religion Apparel, Inc.	$1,299	$10,357

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$383	$10,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,564	3,352
Stock-based compensation	2,957	3,217
Excess tax benefit from stock-based compensation	(186)	(505)
Deferred income taxes	2,180	2,744
Impairment of property and equipment	985	—
Other, net	482	20
Changes in operating assets and liabilities:
Accounts receivable	(140)	(1,851)
Inventories	632	(4,066)
Prepaid expenses and other current assets	(2,887)	2,387
Other assets	53	(304)
Accounts payable and accrued expenses	5,793	1,807
Accrued salaries, wages and benefits	1,113	(2,916)
Prepaid income taxes and income taxes payable	(3,143)	(2,898)
Long-term deferred rent	601	780
Net cash provided by operating activities	12,387	12,480

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(55,192)	—
Proceeds from maturities or sales of investments	46,547	—
Purchases of property and equipment	(4,731)	(4,760)
Other, net	145	—
Net cash used in investing activities	(13,231)	(4,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Statutory tax withholding payment for stock-based compensation	(5,043)	(4,233)
Cash dividends paid	(161)	—
Excess tax benefit from stock-based compensation	186	505
Capital contributions by redeemable noncontrolling interest	246	—
Net cash used in financing activities	(4,772)	(3,728)

Effect of exchange rate changes on cash	85	(161)

Net (decrease) increase in cash and cash equivalents	(5,531)	3,831
Cash and cash equivalents, beginning of period	76,831	200,366
Cash and cash equivalents, end of period	$71,300	$204,197

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

We operate in four primary business segments: U.S. Consumer Direct, U.S. Wholesale, International, and Core Services. We sell directly to consumers in the United States through full price stores, outlet stores and through our retail internet site located at www.truereligionbrandjeans.com. As of March 31, 2013, we operated 85 full price stores and 39 outlet stores in the U.S. Consumer Direct segment. Our U.S. Wholesale sales are made to leading nationwide premium department stores, specialty retailers and boutiques, and off-price retailers. Our International sales are made through a variety of channels, including subsidiaries and joint ventures that operate retail stores and sell to wholesale customers who operate retail stores; distributors who warehouse products at their expense and then ship to, and collect payment from, their customers; and directly to wholesale customers who operate retail stores. As of March 31, 2013, our International segment operated 21 full price stores and ten outlet stores.  In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. This licensing business is included in our Core Services segment.  Our corporate operations, which include the design, production, marketing, distribution, credit, customer service, information technology, accounting, executive, legal, and human resources departments, are also included in the Core Services segment.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of True Religion Apparel, Inc., its subsidiaries, and its majority-owned subsidiaries, True Religion Brand Jeans Germany GmbH (“TRBJ Germany”) and True Religion Brand Jeans Hong Kong Retail Limited (“TRBJ HK Retail”), which operate according to joint venture agreements with their respective noncontrolling interest holders. All intercompany accounts and transactions have been eliminated in consolidation.  As a result of a transaction in February 2013, we established TRBJ HK Retail with an operator of a True Religion Brand Jeans licensed store. Our intention for this joint venture is to open additional retail locations in Hong Kong.  The amounts related to the formation of TR HK Retail were not significant.

In the ordinary course of business, we make sales to wholesale customers affiliated with the noncontrolling interest holder of TRBJ Germany (“Wholesale Related Parties”).  Net sales to these Wholesale Related Parties, which is included in net sales in the accompanying condensed consolidated statements of income, were $0.4 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012, our accounts receivable from Wholesale Related Parties was $1.4 million and $2.2 million, respectively.  Additionally, we have accounts receivable outstanding from entities associated with our joint venture partner in Germany of $2.1 million and $2.2 million, as of March 31, 2013 and December 31, 2012, respectively.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Religion Apparel, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted under applicable rules and regulations, they do not include all of the information and notes required by GAAP for annual financial statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. The same accounting policies are followed for preparing quarterly and annual financial information. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Concentration of Credit Risks

For the three months ended March 31, 2013 and 2012, no one customer accounted for more than 10% of our net sales.  As of March 31, 2013 and December 31, 2012, the accounts receivable due from one customer was 19% and 23%, respectively, of our total accounts receivable, net of allowances.

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

Separation Costs

On March 19, 2013, we announced that Jeff Lubell had decided to step down as Chairman, Chief Executive Officer and Creative Director and employee of the Company. We simultaneously entered into a separation agreement (“Separation Agreement”) and a separate Consulting Agreement (“Consulting Agreement”) pursuant to which his employment agreement was terminated.  Under the Separation Agreement, Mr. Lubell received certain payments and benefits, including, among other things, a severance payment of $5.1 million, the vesting in full of certain unvested restricted stock, and other benefits (collectively, “Severance Costs”). Pursuant to the consulting agreement, Mr. Lubell agreed to provide consulting services to the Company for a period of two years at a fee of $1.0 million per year (the “Consulting Costs”). In consideration of the Consulting Costs, Mr. Lubell agreed to restrictions on his future activities during the term of the consulting agreement, including, without limitation, restrictions on his employment with Company competitors for one year, hiring of Company employees for two years, and disclosure of confidential Company information.

The combination of the Severance Costs and the Consulting Costs, totaling $7.5 million (the “Separation Costs”), were included as a component of selling, general and administrative expenses in the Core Services segment in the accompanying condensed consolidated statements of income for the three months ended March 31, 2013. In addition to his Separation Costs, the Separation Agreement provided that he will be paid a pro-rated share of the 2013 annual bonus payable during the three months ended March 31, 2014, which we have accrued as of March 31, 2013 based on our current estimate of $0.8 million.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.   ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The provisions of ASU 2013-02 are effective for reporting periods beginning after December 15, 2012.  The adoption concerns presentation and disclosure only and did not have a material impact on the Company’s financial position or results of operations.  See the presentation in the condensed consolidated statements of comprehensive income and Note 12 for the Company’s updated disclosures.

Reclassifications

In the condensed consolidated statements of cash flows, we have presented the tax benefit associated with stock-based compensation within the prepaid income taxes and income taxes payable line item within cash flow from operating activities for the three months ended March 31, 2013 and 2012.  Historically, this amount was included as a separate line item within operating activities.  For the three months ended March 31, 2012, $0.4 million was reclassified from the historical presentation as a separate line item in operating activities.  This change did not impact cash flows from operating activities or any other financial statement information.

NOTE 3 — Investments

Investments consist of the following (amounts in thousands):

	March 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair value
Available-for-sale:
U.S. Treasury securities	$149,495	$63	—	$149,558

	December 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair value
Available-for-sale:
U.S. Treasury securities	$140,771	$63	—	$140,834

The contractual maturities were as follows (amounts in thousands):

	March 31, 2013	December 31, 2012
Due within one year	$122,343	$109,317
Due within two years	27,215	31,517
Total	$149,558	$140,834

Net investment income, which is included in other expense (income), net, in the accompanying condensed consolidated statements of income, was $0.1 million and less than $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE 4 — Accounts Receivable

We recorded the following allowances against our wholesale accounts receivable (amounts in thousands):

	As of March 31,	As of December 31,
	2013	2012
Reserve for wholesale sales returns	$1,337	$1,292
Reserve for chargebacks and markdown allowances	204	515
Reserve for bad debt	547	619
Total	$2,088	$2,426

NOTE 5 — Inventories

Inventories consisted of the following (amounts in thousands):

	As of March 31,	As of December 31,
	2013	2012
Raw materials	$375	$427
Work-in-progress	1,989	2,869
Finished goods	61,811	62,359
Total	$64,175	$65,655

NOTE 6 — Property and Equipment, net

Property and equipment consisted of the following (amounts in thousands):

	As of March 31,	As of December 31,
	2013	2012
Computer systems and equipment	$14,348	$13,903
Furniture and fixtures	12,334	13,151
Leasehold improvements	63,729	64,332
Machinery and equipment	5,263	5,195
Trade show booths	766	776
Construction in progress	4,074	1,662
	100,514	99,019
Less: accumulated depreciation	39,341	37,454
Property and equipment, net	$61,173	$61,565

Construction in progress as of March 31, 2013 and December 31, 2012 primarily represents the capital expenditures for retail stores that have not opened, or information technology projects that have not been completed, as of the balance sheet date.  We expect a significant portion of these capital expenditures to be placed into service during the second quarter 2013.  When the stores are opened or the information technology projects are completed, these balances will be transferred to the appropriate property and equipment category and depreciated according to their useful life.

We tested for impairment two of our International segment retail stores that had indicators of impairment at March 31, 2013.  As a result of this testing, we recorded asset impairment charges, which are included as a component of selling, general and administrative expenses, of $1.0 million in the three months ended March 31, 2013.

NOTE 7—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (amounts in thousands):

	As of March 31,	As of December 31,
	2013	2012
Accounts payable	$18,173	$15,401
Accrued expenses	10,560	5,505
Accrued sales and use taxes	2,266	3,246
Accrued percentage rent	1,566	1,623
Other	4,618	5,093
Accounts payable and accrued expenses	$37,183	$30,868

NOTE 8 — Stock-based Compensation

The following table summarizes our stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (amounts in thousands):

	Three Months Ended
	March 31,
	2013	2012
Stock-based compensation expense, before income tax benefit	$2,957	$3,217
Income tax benefit	1,115	1,214
Stock-based compensation expense, after income tax benefit	$1,842	$2,003

The income tax benefit reflected on stock-based compensation above is based upon the expected deductions using the grant date fair value of the associated awards and the applicable statutory income tax rate.  We record a deferred income tax asset associated with such expected benefits.  The ultimate benefit is dependent upon the stock price at the date of vesting of the associated awards with differences between the expected and actual deductions for those awards resulting in excess tax benefits or deficiencies.  We reported $0.2 million and $0.5 million of excess tax benefits as financing cash flows for the three months ended March 31, 2013 and 2012, respectively.

Restricted Stock Awards

Restricted shares awarded under the 2009 Incentive Plans entitle the shareholder to all the rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period and dividends declared are not paid until the restriction period ends.  Upon termination, dividends accrued on non-vested shares will be forfeited. The restriction period is determined by the Compensation Committee of the Board of Directors and may not exceed 10 years. Restricted stock awards have generally been granted with vesting periods of up to three years. Subject to employment agreements entered into with senior executives, all unvested restricted shares are forfeited if the recipient of the restricted stock award no longer provides services, as defined, to us.

Non-vested performance-based awards

During the three months ended March 31, 2013, we awarded performance-based restricted stock to executive officers that vest over three years, which is a service condition.  During the three months ended March 31, 2012, we awarded performance-based restricted stock to executive officers that vest over two years.  In order for these performance awards to vest, the Company’s annual adjusted earnings before interest and income tax expenses (“Adjusted EBIT”) must exceed a minimum amount; depending upon the Company’s actual annual Adjusted EBIT, additional restricted stock may be earned, up to a maximum amount. Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary of the grant date and the remainder based on the service condition of the respective grant.  Compensation expense is recognized on an accelerated basis using the graded attribution method over the requisite service period.

The following table summarizes our performance-based restricted stock activities for the three months ended March 31, 2013:

			Weighted
		Weighted	Average
		Average Grant	Remaining	Intrinsic
		Date Fair	Contractual	Value
	Shares	Value	Life (Years)	($000’s)
Prior year awards:
Non-vested, beginning of year	400,643	$25.20
Vested	(355,643)	$25.14
Service forfeited	—	$—
Non-vested prior year awards, end of period	45,000

Awards granted in 2013, at maximum:	143,471	$26.11
Performance forfeited	—	$—
Service forfeited	—	$—
Non-vested current year awards, end of period	143,471
Total non-vested, end of period	188,471	$26.09	2.5	$4,921

The estimated fair value of the performance-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 1.4% as of March 31, 2013; this forfeiture rate assumption is based on historical experience adjusted for unusual, large forfeitures.  The fair value of the performance-based stock awarded in the three months ended March 31, 2013 and 2012 was $3.7 million and $9.2 million, respectively.  The total fair value of performance-based stock vested during the three months ended March 31, 2013 and 2012 was $8.9 million and $6.9 million, respectively.  As of March 31, 2013, the total unamortized stock-based compensation expense related to the performance-based stock was $3.8 million, which is expected to be recognized over a weighted average period of 2.5 years.

Under the Separation Agreement, the vesting in full of certain unvested restricted stock previously issued to Jeffrey Lubell was accelerated. We recorded an additional $0.3 million in stock-based compensation expense during the three months ended March 31, 2013 due to the modification of this award.

Non-vested service-based awards

During the three months ended March 31, 2013, we awarded restricted stock to employees that vest over a period of three years and to directors that vest over a period of two years. During the three months ended March 31, 2012, we awarded restricted stock to employees that vest over a period of two years.  There were no shares awarded to directors during three months ended March 31, 2012.

The following table summarizes our non-vested service-based restricted stock activities for the three months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000’s)
Non-vested, beginning of year	141,897	$24.72
Granted	95,797	$26.09
Vested	(69,309)	$24.21
Forfeited	(3,501)	$23.65
Non-vested, end of period	164,884	$25.75	2.1	$4,305

The estimated fair value of the non-vested, service-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 7.8% as of March 31, 2013; this forfeiture rate assumption is based on historical experience adjusted for unusual, large forfeitures.  The fair value of service-based stock awarded in the three months ended March 31, 2013 and 2012 was $2.5 million and $2.0 million, respectively.  The total fair value of service-based stock vested during the three months ended March 31, 2013 and 2012 was $1.7 million and $2.7 million, respectively.  As of March 31, 2013, the total unamortized stock-based compensation expense related to the non-vested, service-based stock was $3.7 million which is expected to be recognized over a weighted average period of 2.1 years.

Minimum Statutory Income Taxes on Restricted Awards

We have a practice of withholding common shares, upon an employee’s or director’s request, to satisfy employee and director minimum statutory income tax withholdings for restricted shares when they vest. During the three months ended March 31, 2013 and 2012, we withheld 193,190 and 157,177 shares for a total value of $5.0 million and $4.2 million, respectively. These amounts are considered a financing activity and recorded as statutory tax withholding payment for stock-based compensation in the accompanying condensed consolidated statements of cash flows.

NOTE 9 — Commitments and Contingencies

Leases

We lease our headquarters facilities and retail store locations under operating lease agreements expiring on various dates through June 2024.  Most of our leases provide for payments of operating expenses, such as common area charges, utilities, real estate taxes and other executor costs.  Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being recorded and amortized over the initial lease term on a straight-line basis. We have options to renew certain leases under various terms as specified within each lease agreement. We have no capitalized lease obligations.

As of March 31, 2013, we had 185 long-term lease agreements, which consisted of 136 retail stores in the U.S., 35 international retail stores, two distribution and administrative facilities in Vernon, California, two showrooms in the U.S., and administrative offices and/or showrooms in Japan, South Korea, Hong Kong, Germany, Italy, the U.K. and Switzerland. Our leased properties aggregate 711,000 square feet of space, which consists of 374,000 square feet for our distribution and administrative functions, 323,000 square feet of retail space and 14,000 square feet of showroom space.  Our lease agreements for 154 of the retail stores leases require payment of a percentage of sales, ranging from 4% to 18%, if our net sales at the retail store exceed a defined threshold.

Rent expense was $10.3 million and $8.6 million for the three months ended March 31, 2013 and 2012, respectively. These amounts include contingent rental expense of $1.4 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively.

Future minimum lease payments under these operating leases as of March 31, 2013 are summarized as follows (amounts in thousands):

Year Ending December 31,
2013 (remainder of year)	$25,239
2014	31,514
2015	31,298
2016	30,599
2017	28,215
Thereafter	81,889
Total minimum lease payments	$228,754

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded legal accruals in our condensed consolidated balance sheets as of March 31, 2013 are adequate in light of the probable and estimable liabilities.  As of the date of this report, we do not believe there are any currently identified claims, proceedings or litigation, either alone or in the aggregate, that will have a material impact on our future results of operations, financial position or cash flows.  Since these matters are subject to inherent uncertainties, our view of them may change in the future.

NOTE 10 —Redeemable Noncontrolling Interests

We calculated the fair value of the redeemable noncontrolling interest by discounting the estimated future cash flows of our majority-owned subsidiaries, TRBJ Germany and TRBJ HK Retail, and determined that the fair value of the noncontrolling interest was lower than the carrying value as of March 31, 2013 and 2012.

The following table presents a reconciliation of the redeemable noncontrolling interest (amounts in thousands):

	Three months Ended
	March 31,
	2013	2012
Redeemable noncontrolling interest, beginning of year	$3,375	$2,635
Net (loss) income attributable to redeemable noncontrolling interest	(143)	300
Foreign currency translation adjustment	65	82
Capital contributions by redeemable noncontrolling interest	246	—
Redeemable noncontrolling interest, end of period	$3,543	$3,017

NOTE 11 — Income Taxes

Our provision for income taxes in the three months ended March 31, 2013 was $2.5 million based on pretax income of $2.9 million.  In the corresponding prior year period, our provision for income taxes was $7.4 million based on pretax income of $18.1 million. The factors that impacted our provision for income taxes in the three months ended March 31, 2013 relative to the corresponding prior year period were (i) lower U.S. income in the current period which reduced our provision by approximately $5.4 million and (ii) losses in foreign jurisdictions not being benefitted due to valuation allowances recorded which increased our current year provision by approximately $0.5 million as compared to the corresponding prior year period. These factors resulted in an aggregate decrease in our provision of $4.9 million in three months ended March 31, 2013 as compared to corresponding prior year period.

In connection with the Internal Revenue Service (“IRS”) audit of the Company’s 2009 federal tax return, the IRS has disallowed the domestic production activities deduction for that year.  The IRS issued an assessment of $1.4 million in tax and $0.3 million in penalty associated with the disallowed deduction.  The Company filed a formal protest with the Office of Appeals Division within the IRS, where it is the Company’s intent to vigorously defend its position in qualifying for the deduction.  In the event the Office of Appeals offers the Company an unfavorable outcome, the Company intends to litigate the matter in U.S. Tax Court.  The unpaid assessment will continue to accrue interest until resolved.  Additionally, the Company has completed its income tax provisions for 2013, 2012, 2011 and 2010 using the same position that the IRS has challenged in its 2009 federal income tax return.  The cumulative income tax benefit for the Company’s domestic production activities deduction from 2009 through March 31, 2013 is $5.6 million.  Although the outcome currently remains uncertain, the Company continues to maintain its position that it is more likely than not that it will recognize the full benefits of the deduction.  Accordingly, the Company has not accrued an uncertain tax position associated with the disallowed deduction.

NOTE 12 — Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share attributable to True Religion Apparel, Inc. (in thousands, except per share information):

	Three Months Ended
	March 31,
	2013	2012
Net income attributable to True Religion Apparel, Inc.	$526	$10,413

Basic shares	25,193	24,957
Dilutive effect of unvested restricted stock	378	397
Diluted shares	$25,571	$25,354

Earnings per share attributable to True Religion Apparel, Inc. — basic	$0.02	$0.42
Earnings per share attributable to True Religion Apparel, Inc. — diluted	$0.02	$0.41

For the three months ended March 31, 2013 and 2012, 3,224 and 11,773 weighted shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares.

NOTE 13 — Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss):

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Gains on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$1,597	$63	$1,660

Other comprehensive (loss) income before reclassifications	(1,825)	6	(1,819)
Net amount reclassified from accumulated other comprehensive (loss) income	—	(6)	(6)
Net other comprehensive (loss) income	(1,825)	—	(1,825)

Balance at March 31, 2013	$(228)	$63	$(165)

The amounts reclassified from other comprehensive income (loss) have been reclassified to other income (loss), net, in the accompanying condensed consolidated statements of income, and the associated tax impacts were not significant.

NOTE 14 — Segment Information

Summarized financial information concerning our reportable segments is shown in the following table (amounts in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net sales:
U.S. Consumer Direct	$73,346	$65,458
U.S. Wholesale	25,535	21,444
International	21,346	19,132
Core Services	568	751
	$120,795	$106,785

Gross Profit:
U.S. Consumer Direct	$48,751	$46,050
U.S. Wholesale	13,240	11,431
International	11,126	10,669
Core Services	568	751
	$73,685	$68,901

Operating income:
U.S. Consumer Direct	$20,338	$22,327
U.S. Wholesale	11,378	9,893
International	(1,775)	2,501
Core Services	(26,871)	(17,486)
	$3,070	$17,235

	Three months ended
	March 31,
	2013	2012
Capital expenditures:
U.S. Consumer Direct	$3,043	$1,774
U.S. Wholesale	4	31
International	1,414	2,699
Core Services	270	256
	$4,731	$4,760

	March 31, 2013	December 31, 2012
Total assets:
U.S. Consumer Direct	$83,532	$90,654
U.S. Wholesale	37,821	27,584
International	53,874	54,764
Core Services	231,663	232,714
	$406,890	$405,716

Geographic Area Information

We have established three regions to manage our International segment:  Europe, Middle East, and Africa (“EMEA”) based in Switzerland; Asia/Pacific (“APAC”), based in Hong Kong; and Americas, which excludes sales to United States customers, based at our company headquarters in Vernon, California.

Net sales by geographic location of the International segment are as follows:

	Three Months Ended
	March 31,
	2013	2012
International net sales:
EMEA	$12,808	$11,656
Americas	5,456	2,791
APAC	3,082	4,685
Total net sales	$21,346	$19,132

NOTE 15 — Fair Value Measurements

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (amounts in thousands):

	Fair Value Measurements
Recurring Fair Value	at March 31, 2013				at December 31, 2012
Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$51,923	$—	$—	$51,923	$51,086	$—	$—	$51,086
Available-for-sale securities	—	149,558	—	149,558	—	140,834	—	140,834
Total	$51,923	$149,558	$—	$201,481	$51,086	$140,834	$—	$191,920

The cash equivalents are measured at fair value using quoted prices in active markets.  The fair values of our available-for-sale investments were obtained from third-party broker statements which are primarily derived from observable market-based inputs or unobservable inputs that are corroborated by market data.  We did not have any transfers into and out of Levels 1 and 2 during the three months ended March 31, 2013.

During the three months ended March, 31, 2013, our only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain long-lived assets subject to impairment. We estimated the fair values of these long-lived assets based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. We classified these fair value measurements as Level 3.

The carrying amount of our remaining financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

NOTE 16 — Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2013 and 2012, we paid income taxes of $3.3 million and $7.1 million, respectively.

As of March 31, 2013, and 2012, we had recorded the purchase of $1.5 million and $0.6 million, respectively, of property and equipment for which the vendors had not yet been paid.  These amounts have been excluded from “Purchases of property and equipment” and “Accounts payable and accrued expenses” in the accompanying condensed consolidated statements of cash flows.

NOTE 17 — Subsequent Events

On May 10, 2013, we announced that we have entered into a definitive merger agreement with TowerBrook Capital Partners L.P. (“TowerBrook”), the New York and London-based investment management firm, in a transaction valued at approximately $835 million. Under the terms of the merger agreement (the “Merger Agreement”), TowerBrook will acquire all of the outstanding shares of True Religion common stock for $32.00 per share in cash. The merger is subject to approval from our stockholders, regulatory approvals and other customary closing conditions. The transaction is expected to close in the third quarter of 2013. Pursuant to the Merger Agreement, we have suspended our regular quarterly dividend through the earlier to occur of the closing of the merger or the expiration of the Merger Agreement.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions.  You may find some of these statements below and elsewhere in this Quarterly Report.  These forward-looking statements are not historical facts and are inherently uncertain and outside of our control.  Any or all of our forward-looking statements in this report may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  Many factors mentioned in our discussion in this report will be important to determining future results.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Factors that may cause our plans, expectations, future financial condition and results to change are described throughout this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 1, 2013 (the “2012 Annual Report”), particularly in “Risk Factors,” Part 1, Item 1A of that report, and include the following:

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

Among the forward-looking information set forth in this Quarterly Report on Form 10-Q is a discussion of the Merger Agreement that we recently entered into. Risks, uncertainties and assumptions include, but are not limited to: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; (2) the inability to complete the proposed Merger due to the failure to obtain stockholder approval for the proposed Merger or the failure to satisfy other conditions to completion of the proposed Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction; (3) the failure to obtain the necessary financing arrangements set forth in the debt and equity commitment letters delivered pursuant to the Merger Agreement; (4) risks related to disruption of management’s attention from the Company’s ongoing business operations due to the transaction; and (5) the effect of the announcement of the proposed Merger on the Company’s relationships with its customers, suppliers, operating results and business generally.

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of May 10, 2013, and we undertake no duty to update this information.  Shareholders and prospective investors can find information filed with the SEC after May 10, 2013 at our website at www.truereligionbrandjeans.com or at the SEC website at www.sec.gov.

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

The following table summarizes our stores by format:

Store Count	As of March 31, 2013	As of December 31, 2012	As of March 31, 2012
U.S. Stores
Regular Price	85	86	79
Outlet	39	36	30

U.S. Store Total	124	122	109

International Stores
Regular Price	21	20	11
Outlet	10	10	7

International Store Total	31	30	18

Total U.S. and International Stores	155	152	127

Recent Developments

On March 19, 2013, we announced that Jeff Lubell had decided to step down as Chairman, Chief Executive Officer and Creative Director and employee of the Company. We simultaneously entered into a separation agreement (“Separation Agreement”) and a separate consulting agreement (“Consulting Agreement”) pursuant to which his employment agreement was terminated.  Under the Separation Agreement, Mr. Lubell received certain payments and benefits, including, among other things, a severance payment of $5.1 million, the vesting in full of certain unvested restricted stock, and other benefits (collectively, “Severance Costs”). Pursuant to the Consulting Agreement, Mr. Lubell agreed to provide consulting services to the Company for a period of two years at a fee of $1.0 million per year (the “Consulting Costs”). In consideration of the Consulting Costs, Mr. Lubell agreed to restrictions on his future activities during the term of the consulting agreement, including, without limitation, restrictions on his employment with Company competitors for one year, hiring of Company employees for two years, and disclosure of confidential Company information.

The combination of the Severance Costs and the Consulting Costs, totaling $7.5 million (the “Separation Costs”), were included as a component of selling, general and administrative expenses in the Core Services segment in the accompanying condensed consolidated statements of income for the three months ended March 31, 2013. In addition to his Separation Costs, the Separation Agreement provided that he will be paid a pro-rated share of the 2013 annual bonus payable during the three months ended March 31, 2014, which we have accrued as of March 31, 2013 based on our current estimate of $0.8 million.

On May 10, 2013, we announced that we have entered into a definitive merger agreement with TowerBrook Capital Partners L.P. (“TowerBrook”), the New York and London-based investment management firm, in a transaction valued at approximately $835 million. Under the terms of the merger agreement (the “Merger Agreement”), TowerBrook will acquire all of the outstanding shares of True Religion common stock for $32.00 per share in cash. The merger is subject to approval from our stockholders, regulatory approvals and other customary closing conditions. The transaction is expected to close in the third quarter of 2013. Pursuant to the Merger Agreement, we have suspended our regular quarterly dividend through the earlier to occur of the closing of the merger or expiration of the Merger Agreement.

First Quarter 2013 Compared to First Quarter 2012

The following table summarizes results of operations for the three months ended March 31, 2013 and 2012 (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2013		2012		Change
	Amount	%	Amount	%	Amount	%
Net sales	$120,795	100.0%	$106,785	100.0%	$14,010	13.1%
Gross profit	73,685	61.0%	68,901	64.5%	4,784	6.9%
Selling, general and administrative expenses	70,615	58.5%	51,666	48.4%	18,949	36.7%
Operating income	3,070	2.5%	17,235	16.1%	(14,165)	(82.2)%
Other expense (income), net	217	0.2%	(851)	(0.8)%	1,068	NM
Provision for income taxes	2,470	2.0%	7,373	6.9%	(4,903)	(66.5)%
Net income attributable to True Religion Apparel, Inc.	$526	0.4%	$10,413	9.8%	$(9,887)	(94.9)%
Net income per share attributable to True Religion Apparel, Inc.:
Basic	$0.02		$0.42		$(0.40)	(95.2)%
Diluted	$0.02		$0.41		$(0.39)	(95.1)%

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Three Months Ended, March 31,		Change
	2013	2012	Amount	%
U.S. Consumer Direct	$73,346	$65,458	$7,888	12.1%
U.S. Wholesale	25,535	21,444	4,091	19.1
International	21,346	19,132	2,214	11.6
Core Services	568	751	(183)	(24.4)
Total net sales	$120,795	$106,785	$14,010	13.1%

The following table summarizes the percentage of total net sales by segment:

	Three Months Ended, March 31,
	2013	2012
U.S. Consumer Direct	60.7%	61.3%
U.S. Wholesale	21.1	20.1
International	17.7	17.9
Core Services	0.5	0.7
Total net sales	100.0%	100.0%

U.S. Consumer Direct segment’s net sales (which includes our retail stores and e-commerce site) increased 12.1% to $73.3 million from the expansion of our retail store count.  Same store sales increased 0.7% in the first quarter of 2013 as compared to the first quarter of 2012.  Factors contributing to the same store sales increase include targeted promotions in our Outlet stores to move excess merchandise and e-commerce sales growth driven by better implementation of visual, merchandising and allocation strategies.  Our Regular Price stores experienced same store sales declines due to lower traffic, partially attributable to colder weather on the East Coast in 2013 relative to 2012.  Our sales of denim merchandise slowed in the quarter, but sales trends for non-denim pants and men’s tee shirts were favorable.  We ended the first quarter with 124 stores compared to 109 stores at the end of the first quarter 2012.  During the remainder of 2013, we expect to open 13 retail stores in the United States.

U.S. Wholesale net sales increased 19.1% to $25.5 million primarily due to an increase in sales to the Off-Price and Specialty Stores channels, which was partially offset by a decrease in sales to the Majors channel.  Off-Price channel’s sales increase reflects our decision to sell excess merchandise through this channel.  The demand for men’s merchandise in the Specialty Stores channel drove this channel’s sales increase.  Sales to Majors declined as the number of doors offering our women’s merchandise declined while the number of doors offering men’s product remained consistent.

International net sales increased by 11.6% to $21.3 million primarily due to a 52% increase in our international retail sales due to an increase in our retail store count from 18 operated as of March 31, 2012 to 31 as of March 31, 2013.  During the remainder of 2013, we expect to open three to four international retail stores.  Our wholesale sales in Korea declined by $1.7 million as compared to our sales in 2012 because of our ongoing brand repositioning.

Core Services net sales is comprised of royalties due under licensing arrangements.  Core Services net sales decreased 24.4% to $0.6 million due primarily to the non-renewal of a licensing agreement and reduced sales by other licensees.  It is our intention to refocus our internal resources on enhancing our relationships with our successful licensees and explore licensing opportunities in other merchandise categories.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Three Months Ended, March 31,		Change
	2013	2012	Amount	%
U.S. Consumer Direct	$48,751	$46,050	$2,701	5.9%
U.S. Wholesale	13,240	11,431	1,809	15.8
International	11,126	10,669	457	4.3
Core Services	568	751	(183)	(24.4)
Total gross profit	$73,685	$68,901	$4,784	6.9%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	Three Months Ended, March 31,		Change
	2013	2012	%
U.S. Consumer Direct	66.5%	70.4%	(3.9)%
U.S. Wholesale	51.9	53.3	(1.4)
International	52.1	55.8	(3.7)
Core Services	100.0	100.0	0.0
Total gross margin	61.0%	64.5%	(3.5)%

Overall gross profit increased 6.9% to $73.7 million in the first quarter of 2013, driven primarily by the overall sales increase.  Overall gross margin declined 350 basis points to 61.0% primarily due to the 390 basis point decrease in the U.S. Consumer Direct’s gross margin.

U.S. Consumer Direct gross margin decreased to 66.5% in the first quarter of 2013 from 70.4% in the same quarter in 2012, primarily due to increased markdowns in our outlet stores in order to sell through excess merchandise.

U.S. Wholesale gross margin decreased to 51.9% in the first quarter of 2013 from 53.3% in the same quarter in 2012, primarily due to the increased sales of lower-margin excess merchandise to the Off-Price channel.

International gross margin decreased to 52.1% in the first quarter of 2013 from 55.8% in the same quarter in 2012 primarily driven by lower wholesale gross margins due to discounting to clear excess merchandise.

Selling, General and Administrative Expenses

The following table presents the components of selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Three Months Ended, March 31,		Change
	2013	2012	Amount	%
U.S. Consumer Direct	$28,413	$23,723	$4,690	19.8%
U.S. Wholesale	1,862	1,538	324	21.1
International	12,901	8,168	4,733	57.9
Core Services	27,439	18,237	9,202	50.5
Total selling, general and administrative expenses	$70,615	$51,666	$18,949	36.7%

The following table summarizes SG&A as a percentage of net sales (“SG&A rate”) by segment:

	Three Months Ended, March 31,		Change
	2013	2012	%
U.S. Consumer Direct	38.7%	36.2%	2.5%
U.S. Wholesale	7.3	7.2	0.1
International	60.4	42.7	17.7
Core Services	NM	NM	NM
Total SG&A rate	58.5%	48.4%	10.1%

U.S. Consumer Direct SG&A increased $4.7 million, from $23.7 million in the first quarter of 2012 to $28.4 million in the first quarter of 2013.  This increase is primarily related to the store expansion over the past year, from 109 stores at the end of March 2012 to 124 stores at the end of March 2013.  Approximately $2.8 million of this increase is associated with this segment’s retail growth. As a percentage of net sales, U.S. Consumer Direct SG&A increased from 36.2% in the first quarter of 2012 to 38.7% in the first quarter of 2013, primarily due to higher wages and benefits costs as a percentage of net sales in Regular Price stores.

U.S. Wholesale SG&A increased $0.3 million, from $1.5 million in the first quarter of 2012 to $1.9 million in the first quarter of 2013.  This segment’s SG&A rate remained relatively flat in the first quarter of 2013 compared to the same period in 2012.

International SG&A increased $4.7 million, from $8.2 million in the first quarter of 2012 to $12.9 million in the first quarter of 2013, due to our planned expansion, including an increase in the number of branded retail stores from 18 stores at March 31, 2012 to 31 stores at March 31, 2013.  We attribute approximately $2.3 million to higher costs associated with our expanded store count.  During the first quarter of 2013, the segment also incurred $1.0 million in asset impairment charges for two underperforming retail stores. The increase in the SG&A rate from 42.7% in the first quarter of 2012 to 60.4% in the first quarter of 2013 was driven by the wholesale sales decrease and the sales mix shift to the direct retail business, which has a higher SG&A rate than the wholesale business and impairment charges.

Core Services SG&A increased $9.2 million, from $18.2 million in the first quarter of 2012 to $27.4 million in the first quarter of 2013.  Included in the SG&A expenses for the three months ended March 31, 2013 were $7.5 million of Separation Costs and review of strategic alternatives costs of $0.8 million that we recorded in the first quarter of 2013.  Excluding the costs associated with the Separation Costs and review of strategic alternatives, the Core Services SG&A rate decreased 120 basis points due to higher sales and a reduction in stock-based compensation expense.

Operating Income

The following table presents operating income (loss) by segment (dollar amounts in thousands):

	Three Months Ended, March 31,		Change
	2013	2012	Amount	%
U.S. Consumer Direct	$20,338	$22,327	$(1,989)	(8.9)%
U.S. Wholesale	11,378	9,893	1,485	15.0
International	(1,775)	2,501	(4,276)	(171.0)
Core Services	(26,871)	(17,486)	(9,385)	53.7
Total operating income	$3,070	$17,235	$(14,165)	(82.2)%

The following table summarizes operating income (loss) as a percentage of net sales (“operating margin”) by segment:

	Three Months Ended, March 31,		Change
	2013	2012	%
U.S. Consumer Direct	27.7%	34.1%	(6.4)%
U.S. Wholesale	44.6	46.1	(1.5)
International	(8.3)	13.1	(21.4)
Core Services	NM	NM	NM
Total operating income margin	2.5%	16.1%	(13.6)%

Operating income totaled $3.1 million, down 82.2% compared to the first quarter of last year.  Operating margin was 2.5% in the first quarter of 2013 compared to 16.1% in the first quarter of 2012.  The operating income decrease is primarily attributable to increases in SG&A driven by Separation Costs in the Core Services segment and growth in our retail store counts in the U.S. Consumer Direct and International segments.

The U.S. Consumer Direct operating margin decreased from 34.1% in the first quarter of 2012 to 27.7% in the first quarter of 2013 due to reduced gross margin and higher SG&A rate.

The U.S. Wholesale operating margin decreased from 46.1% in the first quarter of 2012 to 44.6% in the first quarter of 2013 driven by this segment’s lower Off-Price sales gross margin as we had more excess merchandise to clear in the first quarter of 2013 than the first quarter of 2012.

The International operating margin decreased from 13.1% in the first quarter of 2012 to (8.3)% in the first quarter of 2013 primarily due to lower than expected gross margin driven by sales of excess merchandise and increase in SG&A rate.  The decrease in wholesale sales in Korea also had a negative impact on our operating margin.

Other Expense (Income), net

Net other expense (income) was $0.2 million in the first quarter of 2013 compared to $(0.9) million in the first quarter of 2012.  Since the first quarter of 2012 we reduced our intercompany payable balances by contributing capital into our subsidiaries; this reduced our exposure to foreign exchange gains and losses.  Additionally, in the first quarter of 2012, the U.S. dollar depreciated against the Euro which caused foreign currency gains.

Provision for Income Taxes

The effective tax rate for the first quarter of 2013 was 86.6% compared to 40.8% for the first quarter of 2012.  The 2013 effective tax rate increase over 2012 is primarily due to the ratio of foreign losses in jurisdictions where valuation allowances have been established to our overall pre-tax income was higher than in the same quarter of 2012; our 2013 higher SG&A costs, notably due to the Separation Costs and costs incremental to the review of strategic alternatives, which significantly contributed to this unfavorable ratio.

Net Income attributable to True Religion Apparel, Inc. and Earnings Per Diluted Share

Net income attributable to True Religion Apparel, Inc. was $0.5 million, or $0.02 per diluted share, for the first quarter of 2013 compared to $10.4 million, or $0.41 per diluted share, for the first quarter of 2012.

Inflation

Historically, our operations have not been materially affected by inflation.  We cannot assure that our operations will not be affected by inflation in the future.

Import Regulations

Our International operations are susceptible to periodic increases to customs duties and tariffs on imports.  Effective May 1, 2013, the European Union (“EU”) increased the tariff on women’s denim bottoms imported from the U.S. into the EU from 12% to 38%.  This will have an impact on our ability to deliver product manufactured in the U.S. to the EU at competitive prices.  It is difficult to estimate our potential exposure to this issue, but we currently expect this tariff may negatively impact our 2013 gross margin by approximately $0.6 million.  We are evaluating alternative approaches to sourcing women’s denim bottoms that may enable us to minimize our exposure to this tariff in the future.  We believe these alternative sourcing approaches will be implemented for our first quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

In the first three months of 2013, cash and cash equivalents decreased by $5.5 million from the beginning of the year primarily due to the consistent cash flows from operations offset by net purchases of $8.6 million in short and long-term investments.

Operating Activities

Net cash provided by operating activities for the first three months of 2013 was $12.4 million compared to $12.5 million in the first three months of 2012.  This decrease is linked to the decrease in net income offset by a decrease in inventory purchases compared to the first quarter 2012 and a reduction in the payment of performance based compensation in 2013.

Investing Activities

Net cash used in investing activities was $13.2 million in the first three months of 2013, an increase of $8.5 million, compared to the first three months of 2012, which is primarily linked to purchases and sales of short and long-term investments.  During the second quarter of 2012, we purchased U.S Treasury securities so we would have more direct control of our investments, which were previously held in a money market fund that invested in U.S. Treasury securities.

Financing Activities

Net cash used in financing activities was $4.8 million in the first three months of 2013, an increase of $1.0 million compared to the first three months of 2012.  This increase is primarily due to the statutory tax withholding payments for stock-based compensation.

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

Capital expenditures for the remainder of 2013 are expected to approximate $13 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except our contractual obligations discussed below.

Contractual Obligations

As compared to December 31, 2012, the only material change in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K as of May 6, 2013 is the execution of seven new retail leases which have aggregate future minimum lease payments of $8.3 million.  For additional information regarding our contractual obligations as of December 31, 2012, see the Management’s Discussion and Analysis section of the 2012 Annual Report.

Seasonality of Business

Due to the holiday shopping season in December, our U.S. Wholesale segment’s sales historically have been higher in the second half of the year and our U.S. Consumer Direct segment sales historically have been highest in the fourth quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and net sales and expenses during the period. We base our estimates on historical experience and on other factors and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the three months ended March 31, 2013 are consistent with those discussed in our 2012 Annual Report.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The provisions of ASU 2013-02 are effective for reporting periods beginning after December 15, 2012. The adoption concerns presentation and disclosure only and did not have a material impact on the Company’s financial position or results of operations.  See the presentation in the condensed consolidated statements of comprehensive income and Note 12 for the Company’s updated disclosures.

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Risk

Foreign currency exposure arises from transactions, including firm commitments, accounts receivable and other obligations, denominated in a currency other than the entities’ functional currency, and from foreign-denominated sales and expenses translated into U.S. dollars.  Substantially all of our merchandise purchases from contract manufacturers are denominated in U.S. Dollars, except for an immaterial amount which is denominated in Euros.  As we continue to expand our International business and shift some of our merchandise design and buying responsibilities for international markets to our offices in Europe, we expect the exposure to increase.

We generate sales and incur expenses in foreign currency in support of our retail stores and wholesale operations for our foreign subsidiaries which is the majority of our International segment.  Although our transactions denominated in foreign currencies continue to increase in significance to our overall business, our exposure to exchange rate fluctuations between the U.S. Dollar and these foreign currencies are not considered material as of March 31, 2013.  We received U.S. Dollars for all other merchandise sales and licensing revenue during the quarter ended March 31, 2013.  Management believes the exposure to adverse changes in exchange rates are not sufficiently material to warrant a hedging program.

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

PART II — OTHER INFORMATION

ITEM 1.        Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded legal accruals in our condensed balance sheets as of March 31, 2013 are adequate in light of the probable and estimable liabilities.  As of the date of this report, we do not believe that we have any currently identified claims, proceedings or litigation, either alone or in the aggregate, that will have a material impact on our future results of operations, financial position or cash flows.  Since these matters are subject to inherent uncertainties, our view of them may change in the future.

ITEM 1A.     Risk Factors

In our 2012 Annual Report, we discussed the Company’s risk factors in Part I, “Item 1A. Risk Factors.” Our risk factors are unchanged from those discussed in the 2012 Annual Report.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	See below

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2013:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Per Share (a)	Announced Plan	Under the Plan
January 1, 2013 — January 31, 2013	—	$—	—	—
February 1, 2013 — February 28, 2013	3,831	$26.30	—	—
March 1, 2013 — March 31, 2013	189,359	$26.10	—	—
Total	193,190	$26.10	—	—

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

TRUE RELIGION APPAREL, INC.

By:	/s/ LYNNE C. KOPLIN
Lynne C. Koplin, President and Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 10, 2013