Form 10-Q
period 2013-06-30
TRUE RELIGION APPAREL INC
filed 2013-07-29
CIK 1160858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report period ended June 30, 2013

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

As of July 24, 2013, 25,754,218 shares of common stock were outstanding.

ii

TRUE RELIGION APPAREL, INC.

iii

PART I — Financial Information

Item 1. Financial Statements (Unaudited)

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$74,233	$76,831
Short-term investments	121,767	109,317
Accounts receivable, net of allowances	27,188	31,647
Inventories	65,008	65,655
Deferred income tax assets	5,207	7,293
Prepaid income taxes	3,336	5,359
Prepaid expenses and other current assets	12,533	10,123
Total current assets	309,272	306,225
Property and equipment, net	61,857	61,565
Long-term investments	27,264	31,517
Deferred income tax assets	1,048	1,383
Other assets	4,883	5,026
TOTAL ASSETS	$404,324	$405,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$30,603	$30,868
Accrued salaries, wages and benefits	8,331	11,383
Income taxes payable	928	5,060
Total current liabilities	39,862	47,311
Long-term deferred rent	18,713	17,517
Long-term deferred income tax liabilities	2,888	3,662
Long-term income taxes payable	1,075	916
Total long-term liabilities	22,676	22,095
Total liabilities	62,538	69,406

Commitments and contingencies

Redeemable noncontrolling interest	3,659	3,375

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000 shares authorized, 25,754 and 25,723 issued and outstanding, respectively	3	3
Additional paid-in capital	93,468	89,287
Retained earnings	245,742	241,985
Accumulated other comprehensive (loss) income, net	(1,086)	1,660
Total stockholders’ equity	338,127	332,935

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$404,324	$405,716

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$116,563	$104,909	$237,358	$211,694

Cost of sales	44,572	37,428	91,682	75,312

Gross profit	71,991	67,481	145,676	136,382

Selling, general and administrative expenses	56,523	50,852	127,138	102,518

Operating income	15,468	16,629	18,538	33,864

Other (income) expense, net	(96)	1,188	121	337

Income before provision for income taxes	15,564	15,441	18,417	33,527

Provision for income taxes	7,138	5,603	9,608	12,976

Net income	8,426	9,838	8,809	20,551

Less: Net income (loss) attributable to redeemable noncontrolling interest	73	61	(70)	361

Net income attributable to True Religion Apparel, Inc.	$8,353	$9,777	$8,879	$20,190

Earnings per share attributable to True Religion Apparel, Inc.:
Basic	$0.33	$0.39	$0.35	$0.81
Diluted	$0.33	$0.39	$0.35	$0.80

Weighted average shares outstanding:
Basic	25,424	25,172	25,309	25,065
Diluted	25,488	25,310	25,527	25,315

Dividends per common share	$—	$0.20	$—	$0.20

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$8,426	$9,838	$8,809	$20,551
Other comprehensive income:
Cumulative translation adjustment	(850)	(163)	(2,610)	(137)
Available-for-sale investments:
Change in net unrealized gains	(25)	—	(19)	—
Less: reclassification adjustment for net gains included in net income	(4)	—	(10)	—
Net change (no net tax effect)	(29)	—	(29)	—
Other comprehensive income	7,547	9,675	6,170	20,414
Comprehensive (loss) income attributable to redeemable noncontrolling interest	(115)	115	(37)	(267)
Comprehensive income attributable to True Religion Apparel, Inc.	$7,432	$9,790	$6,133	$20,147

The accompanying notes are an integral part of these financial statements.

TRUE RELIGION APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,809	$20,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,048	6,438
Stock-based compensation	3,987	6,247
Excess income tax benefit from stock-based compensation	(195)	(505)
Deferred income taxes	1,565	1,351
Impairment of property and equipment	978	—
Other, net	1,173	32
Changes in operating assets and liabilities:
Accounts receivable	4,262	(2,239)
Inventories	(265)	(4,869)
Prepaid expenses and other current assets	(2,524)	627
Other assets	(21)	(698)
Accounts payable and accrued expenses	(390)	744
Accrued salaries, wages and benefits	(3,002)	(2,338)
Prepaid income taxes and income taxes payable	(1,887)	(5,872)
Long-term deferred rent	1,344	2,121
Net cash provided by operating activities	20,882	21,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(99,874)	(149,788)
Proceeds from maturities or sales of investments	91,498	—
Purchases of property and equipment	(9,608)	(12,099)
Other, net	736	(3)
Net cash used in investing activities	(17,248)	(161,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Statutory tax withholding payment for stock-based compensation	(5,130)	(4,517)
Cash dividends paid	(352)	(5,034)
Excess income tax benefit from stock-based compensation	195	505
Capital contributions by redeemable noncontrolling interest	246	—
Net cash used in financing activities	(5,041)	(9,046)

Effect of exchange rate changes on cash	(1,191)	295

Net decrease in cash and cash equivalents	(2,598)	(149,051)
Cash and cash equivalents, beginning of period	76,831	200,366
Cash and cash equivalents, end of period	$74,233	$51,315

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

We operate in four primary business segments: U.S. Consumer Direct, U.S. Wholesale, International, and Core Services. We sell directly to consumers in the United States through full price stores, outlet stores and through our retail internet site located at www.truereligionbrandjeans.com. As of June 30, 2013, we operated 90 full price stores and 40 outlet stores in the U.S. Consumer Direct segment. Our U.S. Wholesale sales are made to leading nationwide premium department stores, specialty retailers and boutiques, and off-price retailers. Our International sales are made through a variety of channels, including subsidiaries and joint ventures that operate retail stores and sell to wholesale customers who operate retail stores; distributors who warehouse products at their expense and then ship to, and collect payment from, their customers; and directly to wholesale customers who operate retail stores. As of June 30, 2013, our International segment operated 23 full price stores and ten outlet stores.  In addition, we selectively license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods. This licensing business is included in our Core Services segment.  Our corporate operations, which include the design, production, marketing, distribution, credit, customer service, information technology, accounting, executive, legal, and human resources departments, are also included in the Core Services segment.

Merger

On May 10, 2013, we announced that we entered into a definitive merger agreement with TowerBrook Capital Partners L.P. (“TowerBrook”), the New York and London-based investment management firm, in a transaction valued at approximately $824 million (the “Merger”). Under the terms of the merger agreement (the “Merger Agreement”), TowerBrook will acquire all of the outstanding shares of True Religion common stock for $32.00 per share in cash. The merger is subject to approval from our stockholders, regulatory approvals and other customary closing conditions. The transaction is expected to close in the third quarter of 2013. Pursuant to the Merger Agreement, we have suspended our regular quarterly dividend through the earlier to occur of the closing of the merger or the expiration of the Merger Agreement.

For more information about the Merger, see our Current Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission, or the SEC, on June 27, 2013 (“Proxy Statement”).  A special meeting of our stockholders is scheduled for July 29, 2013, to vote on the proposed Merger.  If the Merger is approved and is consummated, we will no longer be a publicly-traded company, and our shares will cease to be traded on NASDAQ.

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

In the ordinary course of business, we make sales to wholesale customers affiliated with the noncontrolling interest holder of TRBJ Germany (“Wholesale Related Parties”).  Net sales to these Wholesale Related Parties, which is included in net sales in the accompanying condensed consolidated statements of income, were $0.3 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively and $0.6 million and $0.9 million for the six months ended June 30, 2013 and June 30, 2012, respectively.  As of June 30, 2013 and December 31, 2012, our accounts receivable from Wholesale Related Parties was $1.2 million and $2.2 million, respectively.  Additionally, we have accounts receivable outstanding from entities associated with our joint venture partner in Germany of $2.1 million and $2.2 million, as of June 30, 2013 and December 31, 2012, respectively.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Religion Apparel, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information issued by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted under applicable rules and regulations, they do not include all of the information and notes required by GAAP for annual financial statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. The same accounting policies are followed for preparing quarterly and annual financial information. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Concentration of Credit Risks

For the three and six months ended June 30, 2013 and 2012, no one customer accounted for more than 10% of our net sales.  As of June 30, 2013 and December 31, 2012, the accounts receivable due from one customer was 31% and 23%, respectively, of our total accounts receivable, net of allowances.

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

The combination of the Severance Costs and the Consulting Costs, totaling $7.5 million (the “Separation Costs”), were included as a component of selling, general and administrative expenses in the Core Services segment in the accompanying condensed consolidated statements of income for the six months ended June 30, 2013. In addition to his Separation Costs, the Separation Agreement provided that Mr. Lubell will be paid a pro-rated share of the 2013 annual bonus payable during the three months ended March 31, 2014; as of June 30, 2013, we have accrued $0.8 million for this obligation.

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements issued or effective for which the adoption thereof will have a material impact on our Consolidated Financial Statements.

Reclassifications

In the condensed consolidated statements of cash flows, we have presented the tax benefit associated with stock-based compensation within the prepaid income taxes and income taxes payable line item within cash flow from operating activities for the six months ended June 30, 2013 and 2012.  Historically, this amount was included as a separate line item within operating activities.  For the six months ended June 30, 2012, $0.4 million was reclassified from the historical presentation as a separate line item in operating activities.  This change did not impact cash flows from operating activities or any other financial statement information.

NOTE 3 — Investments

Investments consist of the following (amounts in thousands):

	June 30, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair value
Available-for-sale:
U.S. Treasury securities	$148,997	$34	—	$149,031

	December 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair value
Available-for-sale:
U.S. Treasury securities	$140,771	$63	—	$140,834

The contractual maturities were as follows (amounts in thousands):

	June 30, 2013	December 31, 2012
Due within one year	$121,767	$109,317
Due within two years	27,264	31,517
Total	$149,031	$140,834

Net investment income, which is included in other expense (income), net, in the accompanying condensed consolidated statements of income, was $0.1 million and $0.2 million for the three and six months ended June 30, 2013, respectively.  Net investment income, which is included in other expense (income), net, in the accompanying condensed consolidated statements of income, was less than $0.1 million for the three and six months ended June 30, 2012, respectively.

NOTE 4 — Accounts Receivable

We recorded the following allowances against our wholesale accounts receivable (amounts in thousands):

	As of June 30,	As of December 31,
	2013	2012
Reserve for wholesale sales returns	$1,215	$1,292
Reserve for chargebacks and markdown allowances	497	515
Reserve for bad debt	385	619
Total	$2,097	$2,426

NOTE 5 — Inventories

Inventories consisted of the following (amounts in thousands):

	As of June 30,	As of December 31,
	2013	2012
Raw materials	$788	$427
Work-in-progress	2,008	2,869
Finished goods	62,212	62,359
Total	$65,008	$65,655

NOTE 6 — Property and Equipment, net

Property and equipment consisted of the following (amounts in thousands):

	As of June 30,	As of December 31,
	2013	2012
Computer systems and equipment	$15,691	$13,903
Furniture and fixtures	12,938	13,151
Leasehold improvements	67,142	64,332
Machinery and equipment	5,562	5,195
Trade show booths	770	776
Construction in progress	2,056	1,662
	104,159	99,019
Less: accumulated depreciation	42,302	37,454
Property and equipment, net	$61,857	$61,565

Construction in progress as of June 30, 2013 and December 31, 2012 primarily represents the capital expenditures for retail stores that have not opened, or information technology projects that have not been completed, as of the balance sheet date.  When the stores are opened or the information technology projects are completed, these balances will be transferred to the appropriate property and equipment category and depreciated according to their useful life.

During the quarter ended March 31, 2013, we recorded asset impairment charges of $1.0 million for two of our International segment retail stores, which are included as a component of selling, general and administrative expenses. We did not record asset impairment charges during the three months ended June 30, 2013 or during the three and six months ended June 30, 2012.

NOTE 7—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (amounts in thousands):

	As of June 30,	As of December 31,
	2013	2012
Accounts payable	$13,739	$15,401
Accrued expenses	7,728	5,505
Accrued sales and use taxes	1,770	3,246
Accrued percentage rent	1,763	1,623
Other	5,603	5,093
Accounts payable and accrued expenses	$30,603	$30,868

NOTE 8 — Stock-based Compensation

The following table summarizes our stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock-based compensation expense, before income tax benefit	$1,028	$3,031	$3,987	$6,247
Income tax benefit	388	1,144	1,504	2,358
Stock-based compensation expense, after income tax benefit	$640	$1,887	$2,483	$3,889

The income tax benefit reflected on stock-based compensation above is based upon the expected deductions using the grant date fair value of the associated awards and the applicable statutory income tax rate.  We record a deferred income tax asset associated with such expected income tax benefits.  The ultimate income tax benefit is dependent upon the stock price at the date of vesting of the associated awards, with differences between the expected and actual deductions for those awards resulting in excess tax benefits or deficiencies.  We reported $0.2 million and $0.5 million of excess income tax benefits as financing cash flows for the six months ended June 30, 2013 and 2012, respectively.

Restricted Stock Awards

Restricted shares awarded under the 2009 Incentive Plans entitle the shareholder to all the rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period and dividends declared are not paid until the restriction period ends.  Upon termination, dividends accrued on non-vested shares will be forfeited. The restriction period is determined by the Compensation Committee of the Board of Directors (the “Board”) and may not exceed ten years. Restricted stock awards have generally been granted with vesting periods of up to three years. Subject to employment agreements entered into with senior executives, all unvested restricted shares are forfeited if the recipient of the restricted stock award no longer provides services, as defined, to us.

Each outstanding share of restricted stock shall become fully vested immediately prior to the effective time of the Merger. At the effective time of the Merger, each such share will be cancelled and will only entitle the holder thereof to receive from the Company, in full settlement of such share of Company restricted stock, an amount in cash equal to the Merger consideration, less any applicable withholding taxes. All statements below that refer to stock-based compensation expense expected to be recognized over the respective periods do not consider the anticipated vesting acceleration related to the proposed Merger.

Non-vested performance-based awards

During the six months ended June 30, 2013, we awarded performance-based restricted stock to executive officers that vest over three years, which is a service condition.  During the six months ended June 30, 2012, we awarded performance-based restricted stock to executive officers that vest over two years.  In order for these performance awards to vest, the Company’s annual adjusted earnings before interest and income tax expenses (“Adjusted EBIT”) must exceed a minimum amount; depending upon the Company’s actual annual Adjusted EBIT, additional restricted stock may be earned, up to a maximum amount. Upon achieving the performance condition, the non-vested performance awards partially vest on the first anniversary of the grant date and the remainder based on the service condition of the respective grant.  Compensation expense is recognized on an accelerated basis using the graded attribution method over the requisite service period.

The following table summarizes our performance-based restricted stock activities for the six months ended June 30, 2013:

			Weighted
		Weighted	Average
		Average Grant	Remaining	Intrinsic
		Date Fair	Contractual	Value
	Shares	Value	Life (Years)	($000's)
Prior year awards:
Non-vested, beginning of year	400,643	$25.20
Vested	(355,643)	$25.14
Service forfeited	—	$—
Non-vested prior year awards, end of period	45,000

Awards granted in 2013, at maximum:	143,471	$26.11
Performance forfeited	—	$—
Service forfeited	—	$—
Non-vested current year awards, end of period	143,471
Total non-vested, end of period	188,471	$26.09	2.3	$5,967

The estimated fair value of the performance-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 1.4% as of June 30, 2013; this forfeiture rate assumption is based on historical experience adjusted for unusual, large forfeitures.  The fair value of the performance-based stock awarded in the six months ended June 30, 2013 and 2012 was $3.7 million and $9.2 million, respectively.  The total fair value of performance-based stock vested during the six months ended June 30, 2013 and 2012 was $8.9 million and $6.9 million, respectively.  As of June 30, 2013, the total unamortized stock-based compensation expense related to the performance-based stock was $2.6 million, which is expected to be recognized over a weighted average period of 2.3 years.

Under the Separation Agreement, the vesting in full of certain unvested restricted stock was accelerated. We recorded an additional $0.3 million in stock-based compensation expense during the six months ended June 30, 2013 due to the modification of this award.

Non-vested service-based awards

During the six months ended June 30, 2013, we awarded restricted stock to employees that vest over a period of three years and to directors that vest over a period of two years. During the six months ended June 30, 2012, we awarded restricted stock to employees and directors that vest over a period of two years.

The following table summarizes our non-vested service-based restricted stock activities for the six months ended June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value ($000’s)
Non-vested, beginning of year	141,897	$24.72
Granted	95,797	$26.09
Vested	(86,165)	$24.52
Forfeited	(12,339)	$25.72
Non-vested, end of period	139,190	$25.69	1.9	$4,407

The estimated fair value of the non-vested, service-based stock awarded is based on the price of our common stock at the date of grant and an assumed forfeiture rate of 8.2% as of June 30, 2013; this forfeiture rate assumption is based on historical experience adjusted for unusual, large forfeitures.  The fair value of service-based stock awarded in the six months ended June 30, 2013 and 2012 was $2.5 million and $3.1 million, respectively.  The total fair value of service-based stock vested during the six months ended June 30, 2013 and 2012 was $2.1 million and $3.1 million, respectively.  As of June 30, 2013, the total unamortized stock-based compensation expense related to the non-vested, service-based stock was $3.0 million, which is expected to be recognized over a weighted average period of 1.9 years.

Minimum Statutory Income Taxes on Restricted Awards

We have a practice of withholding common shares, upon an employee’s or director’s request, to satisfy employee and director minimum statutory income tax withholdings for restricted shares when they vest. During the six months ended June 30, 2013 and 2012, we withheld 196,366 and 167,772 shares for a total value of $5.1 million and $4.5 million, respectively. These amounts are considered a financing activity and recorded as statutory tax withholding payment for stock-based compensation in the accompanying condensed consolidated statements of cash flows.

NOTE 9 — Commitments and Contingencies

Leases

We lease our headquarters facilities and retail store locations under operating lease agreements expiring on various dates through January 2025.  Most of our leases provide for payments of operating expenses, such as common area charges, utilities, real estate taxes and other executor costs.  Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being recorded and amortized over the initial lease term on a straight-line basis. We have options to renew certain leases under various terms as specified within each lease agreement. We have no capitalized lease obligations.

As of June 30, 2013, we had 189 long-term lease agreements, which consisted of 139 retail stores in the U.S., 35 international retail stores, two distribution and administrative facilities in Vernon, California, two showrooms in the U.S., and administrative offices and/or showrooms in Japan, South Korea, Hong Kong, Germany, Italy, the U.K. and Switzerland. Our leased properties aggregate 714,000 square feet of space, which consists of 374,000 square feet for our distribution and administrative functions, 326,000 square feet of retail space, and 14,000 square feet of showroom space.  Our lease agreements for 156 of the retail stores leases require payment of a percentage of sales, ranging from 4% to 18%, if our net sales at the retail store exceed a defined threshold.

Rent expense was $20.7 million and $17.6 million for the six months ended June 30, 2013 and 2012, respectively. These amounts include contingent rental expense of $2.5 million and $1.9 million for the six months ended June 30, 2013 and 2012, respectively.  Rent expense was $10.4 million and $9.0 million for the three months ended June 30, 2013 and 2012, respectively. These amounts include contingent rental expense of $1.1 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively.

Future minimum lease payments under these operating leases as of June 30, 2013 are summarized as follows (amounts in thousands):

Year Ending December 31,
2013 (remainder of year)	$16,363
2014	31,997
2015	31,859
2016	31,129
2017	28,737
Thereafter	84,543
Total minimum lease payments	$224,628

Legal Proceedings

Between May 14, 2013 and May 16, 2013, three putative class action complaints were filed in the Superior Court of California, Los Angeles County in connection with the proposed Merger (collectively, the “California Actions”). Between May 21, 2013 and May 28, 2013, two putative class action complaints were filed in Delaware Chancery Court (collectively, the “Delaware Actions”) in connection with the proposed Merger. Each complaint names as defendants the Company and the Board (collectively, “True Religion Defendants”), and TowerBrook and certain of its subsidiaries (collectively, “TowerBrook Defendants,” and collectively with True Religion Defendants, “Defendants”). The complaints generally allege that the Company’s directors breached their fiduciary duties by engaging in a flawed sales process, by approving an inadequate price, and by agreeing to provisions that would allegedly preclude another interested buyer from making a financially superior proposal to acquire the Company. The complaints also allege that one or more of the Company, TowerBrook, and certain of TowerBrook’s subsidiaries aided and abetted the alleged breaches of fiduciary duties by the directors. Among other things, Plaintiffs seek an injunction (to prevent consummation of the Merger), damages, declaratory relief, and attorneys’ fees. On June 7, 2013, the Delaware Chancery Court consolidated the Delaware Actions and on June 14, 2013, the plaintiffs in the California Actions agreed to litigate the shareholder claims in the consolidated Delaware actions and stay the California Actions pending entry of final judgment in the Delaware Action.  On July 17, 2013, the Defendants agreed on a settlement in principle with the plaintiffs.  The settlement remains subject to appropriate documentation by the parties and approval by the court. As part of the settlement, we agreed to enhance disclosures to our Proxy Statement, which were provided in an 8-K filed with the SEC on July 18, 2013.

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded legal accruals in our condensed consolidated balance sheets as of June 30, 2013 are adequate in light of the probable and estimable liabilities.  As of the date of this report, we do not believe there are any currently identified claims, proceedings or litigation, either alone or in the aggregate, that will have a material impact on our future results of operations, financial position or cash flows.  Since these matters are subject to inherent uncertainties, our view of them may change in the future.

NOTE 10 —Redeemable Noncontrolling Interests

We calculated the fair value of the redeemable noncontrolling interest by discounting the estimated future cash flows of our majority-owned subsidiaries, TRBJ Germany and TRBJ HK Retail, and determined that the fair value of the noncontrolling interest was lower than the carrying value as of June 30, 2013 and 2012.

The following table presents a reconciliation of the redeemable noncontrolling interest (amounts in thousands):

	Six months Ended
	June 30,
	2013	2012
Redeemable noncontrolling interest, beginning of year	$3,375	$2,635
Net (loss) income attributable to redeemable noncontrolling	(70)	361
Foreign currency translation adjustment	108	(94)
Capital contributions by redeemable noncontrolling interest	246	—
Redeemable noncontrolling interest, end of period	$3,659	$2,902

NOTE 11 — Income Taxes

Our provision for income taxes in the three months ended June 30, 2013, was $7.1 million based on pretax income of $15.6 million.  In the corresponding prior year period, our provision for income taxes was $5.6 million based on pretax income of $15.4 million. The factors that impacted our provision for income taxes in the three months ended June 30, 2013, relative to the corresponding prior year period were (i) lower U.S. income in the current period which reduced our provision by approximately $0.2 million for the three months ended June 30, 2013, and (ii) losses in foreign jurisdictions not being benefitted due to valuation allowances recorded which increased our current period provision by approximately $1.7 million for the three months ended June 30, 2013, as compared to the corresponding prior year period. These factors resulted in an aggregate increase in our provision of $1.5 million in the three months ended June 30, 2013, as compared to corresponding prior year period.

Our provision for income taxes in the six months ended June 30, 2013, was $9.6 million based on pretax income of $18.4 million.  In the corresponding prior year period, our provision for income taxes was $13.0 million based on pretax income of $33.5 million. The factors that impacted our provision for income taxes in the six months ended June 30, 2013, relative to the corresponding prior year period were (i) lower U.S. income in the current period which reduced our provision by approximately $5.6 million for the six months ended June 30, 2013, and (ii) losses in foreign jurisdictions not being benefitted due to valuation allowances recorded which increased our current period  provision by approximately $2.2 million for the six months ended June 30, 2013, as compared to the corresponding prior year period. These factors resulted in an aggregate decrease in our provision of $3.4 million in the six months ended June 30, 2013, as compared to corresponding prior year period.

In connection with the Internal Revenue Service (“IRS”) audit of our 2009 federal tax return, the IRS has disallowed the domestic production activities deduction for that year.  The IRS issued an assessment of $1.4 million in tax and $0.3 million in penalty associated with the disallowed deduction.  We filed a formal protest with the Office of Appeals Division within the IRS, where it was the Company’s intent to vigorously defend its position in qualifying for the deduction.  On June 20, 2013, we had an initial meeting with the Office of Appeals, but we were unable to reach an agreeable outcome from that meeting.  At that meeting we were informed that the $0.3 million penalty associated with the disallowed deduction had been waived.  No settlement was reached in the Office of Appeals and, as a result, we intend to litigate the matter in U.S. Tax Court.  The unpaid assessment will continue to accrue interest until resolved.  Additionally, the Company has completed its income tax provisions for 2013, 2012, 2011 and 2010 using the same position that the IRS has challenged in our 2009 federal income tax return.  The cumulative income tax benefit for the Company’s domestic production activities deduction in these subsequent years is $5.9 million.  Although the outcome currently remains uncertain, we continue to maintain our position that it is more likely than not that we will realize the full benefits of the deduction.  Accordingly, we have recognized the full benefit of the domestic production activities deduction.

NOTE 12 — Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share attributable to True Religion Apparel, Inc. (amounts in thousands, except per share information):

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income attributable to True Religion Apparel, Inc.	$8,353	$9,777	$8,879	$20,190

Basic shares	25,424	25,172	25,309	25,065
Dilutive effect of unvested restricted stock	64	138	218	250
Diluted shares	25,488	25,310	25,527	25,315

Earnings per share attributable to True Religion Apparel, Inc. — basic	$0.33	$0.39	$0.35	$0.81
Earnings per share attributable to True Religion Apparel, Inc. — diluted	$0.33	$0.39	$0.35	$0.80

For the three and six months ended June 30, 2013, 143,471 and 74,127 weighted shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares.  For the three and six months ended June 30, 2012, 353,215 and 183,438 weighted shares, respectively, of restricted stock awards which are subject to performance conditions that have not been achieved were excluded from the calculation of dilutive shares.

NOTE 13 — Other Comprehensive (Loss) Income

The following table displays the change in the components of accumulated other comprehensive income (loss) (amounts in thousands):

	Foreign Currency Translation Gains and Losses	Unrealized Gains and Losses on Available-for- Sale Securities	Total
Balance at December 31, 2012	$1,597	$63	$1,660

Other comprehensive (loss) income before reclassifications	(2,717)	(19)	(2,736)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(10)	(10)
Net other comprehensive (loss) income	(2,717)	(29)	(2,746)

Balance at June 30, 2013	$(1,120)	$34	$(1,086)

	Foreign Currency Translation Gains and Losses	Unrealized Gains on Available-for- Sale Securities	Total
Balance at March 31, 2013	$(228)	$63	$(165)

Other comprehensive (loss) income before reclassifications	(892)	(25)	(917)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(4)	(4)
Net comprehensive (loss) income	(892)	(29)	(921)

Balance at June 30, 2013	$(1,120)	$34	$(1,086)

The amounts reclassified from other comprehensive income (loss) have been reclassified to other income (loss), net, in the accompanying condensed consolidated statements of income, and the associated tax impacts were not significant.

NOTE 14 — Segment Information

Summarized financial information concerning our reportable segments is shown in the following table (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales:
U.S. Consumer Direct	$71,415	$64,362	$144,761	$129,819
U.S. Wholesale	24,526	22,416	50,061	43,861
International	20,486	17,724	41,832	36,856
Core Services	136	407	704	1,158
	$116,563	$104,909	$237,358	$211,694

Gross Profit:
U.S. Consumer Direct	$48,091	$44,905	$96,842	$90,955
U.S. Wholesale	12,744	11,204	25,984	22,635
International	11,020	10,965	22,146	21,634
Core Services	136	407	704	1,158
	$71,991	$67,481	$145,676	$136,382

Operating income:
U.S. Consumer Direct	$20,232	$21,075	$40,570	$43,401
U.S. Wholesale	11,445	9,759	22,823	19,653
International	499	1,715	(1,276)	4,216
Core Services	(16,708)	(15,920)	(43,579)	(33,406)
	$15,468	$16,629	$18,538	$33,864

	Six Months Ended
	June 30,
	2013	2012
Capital expenditures:
U.S. Consumer Direct	$6,588	$5,711
U.S. Wholesale	14	34
International	2,563	4,429
Core Services	443	1,925
	$9,608	$12,099

	June 30, 2013	December 31, 2012
Total assets:
U.S. Consumer Direct	$83,526	$90,654
U.S. Wholesale	40,596	27,584
International	53,676	54,764
Core Services	226,526	232,714
	$404,324	$405,716

Geographic Area Information

We have established three regions to manage our International segment:  Europe, Middle East, and Africa (“EMEA”) based in Switzerland; Asia/Pacific (“APAC”), based in Hong Kong; and Americas, which excludes sales to United States customers, based at our company headquarters in Vernon, California.

Net sales by geographic location of the International segment are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
International Net Sales
EMEA	$11,932	$10,884	$24,740	$22,539
Americas	5,598	3,400	11,054	6,192
APAC	2,956	3,440	6,038	8,125
Total Net Sales	$20,486	$17,724	$41,832	$36,856

NOTE 15 — Fair Value Measurements

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (amounts in thousands):

	Fair Value Measurements
Recurring Fair Value	at June 30, 2013				at December 31, 2012
Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$42,745	$—	$—	$42,745	$51,086	$—	$—	$51,086
Available-for-sale securities	—	149,031	—	149,031	—	140,834	—	140,834
Total	$42,745	$149,031	$—	$191,776	$51,086	$140,834	$—	$191,920

We consider all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.  The cash equivalents are measured at fair value using quoted prices in active markets.  The fair values of our available-for-sale investments were obtained from third-party broker statements, which are primarily derived from observable market-based inputs or unobservable inputs that are corroborated by market data.  We did not have any transfers into and out of Levels 1 and 2 during the three months ended June 30, 2013.

During the three and six months ended June, 30, 2013, our only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain long-lived assets subject to impairment. We estimated the fair values of these long-lived assets based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. We classified these fair value measurements as Level 3.

The carrying amount of our remaining financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

NOTE 16 — Stockholders’ Equity

During the six months ended June 30, 2012, the Company paid $5.0 million in cash dividends to holders of its common stock.

Pursuant to the Merger Agreement, we have suspended our regular quarterly dividend through the earlier to occur of the closing of the Merger or the expiration of the Merger Agreement.  Accordingly, no dividends were declared during the six months ended June 30, 2013.

NOTE 17 — Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2013 and 2012, we paid income taxes of $10.3 million and $17.8 million, respectively.

As of June 30, 2013, and 2012, we had recorded the purchase of $1.2 million and $1.4 million, respectively, of property and equipment for which the vendors had not yet been paid.  These amounts have been excluded from “Purchases of property and equipment” and “Accounts payable and accrued expenses” in the accompanying condensed consolidated statements of cash flows.

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

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of July 29, 2013, and we undertake no duty to update this information.  Shareholders and prospective investors can find information filed with the SEC after July 29, 2013 at our website at www.truereligionbrandjeans.com or at the SEC website at www.sec.gov.

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

The following table summarizes our stores by format:

Store Count	As of June 30, 2013	As of December 31, 2012	As of June 30, 2012
U.S. Stores
Regular Price	90	86	83
Outlet	40	36	33

U.S. Store Total	130	122	116

International Stores
Regular Price	23	20	14
Outlet	10	10	9

International Store Total	33	30	23

Total U.S. and International Stores	163	152	139

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

The combination of the Severance Costs and the Consulting Costs, totaling $7.5 million (the “Separation Costs”), were included as a component of selling, general and administrative expenses in the Core Services segment in the accompanying condensed consolidated statements of income for the six months ended June 30, 2013. In addition to his Separation Costs, the Separation Agreement provided that Mr. Lubell will be paid a pro-rated share of the 2013 annual bonus payable during the three months ended March 31, 2014; as of June 30, 2013 we have accrued $0.8 million for this obligation.

On May 10, 2013, we announced that we entered into a definitive merger agreement with TowerBrook Capital Partners L.P. (“TowerBrook”), the New York and London-based investment management firm, in a transaction valued at approximately $824 million (the “Merger”). Under the terms of the merger agreement (the “Merger Agreement”), TowerBrook will acquire all of the outstanding shares of True Religion common stock for $32.00 per share in cash. The merger is subject to approval from our stockholders, regulatory approvals and other customary closing conditions.  The transaction is expected to close in the third quarter of 2013.  Pursuant to the Merger Agreement, we have suspended our regular quarterly dividend through the earlier to occur of the closing of the merger or expiration of the Merger Agreement.

For more information about the Merger, see our Current Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission, or the SEC, on June 27, 2013.  A special meeting of our stockholders is scheduled for July 29, 2013, to vote on the proposed Merger.  If the Merger is approved and is consummated, we will no longer be a publicly-traded company, and our shares will cease to be traded on NASDAQ.

Second Quarter 2013 Compared to Second Quarter 2012

The following table summarizes results of operations for the three months ended June 30, 2013 and 2012 (dollar amounts in thousands, except per share data):

	Three Months Ended June 30,
	2013		2012		Change
	Amount	%	Amount	%	Amount	%
Net sales	$116,563	100.0%	$104,909	100.0%	$11,564	11.1%
Gross profit	71,991	61.8%	67,481	64.3%	4,510	6.7%
Selling, general and administrative expenses	56,523	48.5%	50,852	48.5%	5,671	11.2%
Operating income	15,468	13.3%	16,629	15.9%	(1,161)	(7.0)%
Other expense (income), net	(96)	(0.1)%	1,188	1.1%	1,284	NM
Provision for income taxes	7,138	6.1%	5,603	5.3%	1,535	27.4%
Net income attributable to True Religion Apparel, Inc.	$8,353	7.2%	$9,777	9.3%	$(1,424)	(14.6)%
Net income per share attributable to True Religion Apparel, Inc.:
Basic	$0. 33		$0.39		$(0.06)	(15.4)%
Diluted	$0.33		$0.39		$(0.06)	(15.4)%

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Three Months Ended, June 30,		Change
	2013	2012	Amount	%
U.S. Consumer Direct	$71,415	$64,362	$7,053	11.0%
U.S. Wholesale	24,526	22,416	2,110	9.4
International	20,486	17,724	2,762	15.5
Core Services	136	407	(271)	(66.6)
Total net sales	$116,563	$104,909	$11,654	11.1%

The following table summarizes the percentage of total net sales by segment:

	Three Months Ended, June 30,
	2013	2012
U.S. Consumer Direct	61.3%	61.3%
U.S. Wholesale	21.0	21.4
International	17.6	16.9
Core Services	0.1	0.4
Total net sales	100.0%	100.0%

U.S. Consumer Direct segment’s net sales (which includes our retail stores and e-commerce site) increased 11.0% to $71.4 million from the expansion of our retail store count.  We ended the second quarter with 130 stores compared to 116 stores at the end of the second quarter 2012.  Same store sales decreased 1.2% in the second quarter of 2013 as compared to the second quarter of 2012.  Our Regular Price stores experienced a decline in sales of denim pants, which was partially offset by increases in sales of men’s shorts and non-denim pants.

U.S. Wholesale net sales increased 9.4% to $24.5 million, primarily due to an increase in sales to the Off-Price channel, which was partially offset by a decrease in sales to the Specialty channel.  Our decision to drop Specialty Stores customers who we found were re-selling our merchandise to unapproved wholesale accounts led to the decline in this channel’s sales this quarter.  Sales to Majors remained relatively flat as an increase in sales of men’s merchandise was offset by a decrease in sales of women’s merchandise.

International net sales increased by 15.5% to $20.5 million primarily due to a 35% increase in our international retail sales due to an increase in our retail store count from 23 operated as of June 30, 2012 to 33 as of June 30, 2013.  The ten new stores contributed net sales of $3.0 million in the second quarter of 2013.  Our wholesale sales in Korea declined by $0.9 million as compared to our sales in 2012 because of our ongoing brand repositioning.

Core Services net sales is comprised of royalties due under licensing arrangements.  Core Services net sales decreased 66.6% to $0.1 million due primarily to the non-renewal of a licensing agreement and reduced sales by other licensees.  It is our intention to refocus our internal resources on enhancing our relationships with our successful licensees and explore licensing opportunities in other merchandise categories.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Three Months Ended, June 30,		Change
	2013	2012	Amount	%
U.S. Consumer Direct	$48,091	$44,905	$3,186	7.1%
U.S. Wholesale	12,744	11,204	1,540	13.7
International	11,020	10,965	55	0.5
Core Services	136	407	(271)	(66.6)
Total gross profit	$71,991	$67,481	$4,510	6.7%

The following table summarizes gross profit as a percentage of net sales (“gross margin”) by segment:

	Three Months Ended, June 30,		Change
	2013	2012	%
U.S. Consumer Direct	67.3%	69.8%	(2.5)%
U.S. Wholesale	52.0	50.0	2.0
International	53.8	61.9	(8.1)
Core Services	100.0	100.0	0.0
Total gross margin	61.8%	64.3%	(2.5)%

Overall gross profit increased 6.7% to $72.0 million in the second quarter of 2013, driven primarily by the overall sales increase.  Overall gross margin declined 250 basis points to 61.8% primarily due to the 250 basis point decrease in the U.S. Consumer Direct’s gross margin.

U.S. Consumer Direct gross margin decreased to 67.3% in the second quarter of 2013 from 69.8% in the same quarter in 2012, primarily due to increased markdowns in our Outlet stores in order to sell through slow-moving merchandise styles, including denim pants.

U.S. Wholesale gross margin increased to 52.0% in the second quarter of 2013 from 50.0% in the same quarter in 2012, primarily due to the improved mix of ‘designed for’ merchandise sold to the Off-Price channel.  We also experienced improved margins in our other U.S. Wholesale channels due to higher margins in men’s denim due to the elimination of lower margin products from our offering.

International gross margin decreased to 53.8% in the second quarter of 2013 from 61.9% in the same quarter in 2012 primarily driven by lower wholesale gross margins due to discounting to clear slow-moving merchandise.

Selling, General and Administrative Expenses

The following table presents the components of selling, general & administrative expenses (“SG&A”) by segment (dollar amounts in thousands):

	Three Months Ended, June 30,		Change
	2013	2012	Amount	%
U.S. Consumer Direct	$27,859	$23,831	$4,028	16.9%
U.S. Wholesale	1,299	1,445	(146)	(10.1)
International	10,521	9,250	1,271	13.7
Core Services	16,844	16,326	518	3.2
Total selling, general and administrative expenses	$56,523	$50,852	$5,671	11.2%

The following table summarizes SG&A as a percentage of net sales (“SG&A rate”) by segment:

	Three Months Ended, June 30,		Change
	2013	2012	%
U.S. Consumer Direct	39.0%	37.0%	2.0%
U.S. Wholesale	5.3	6.4	(1.1)
International	51.4	52.2	(0.8)
Core Services	NM	NM	NM
Total SG&A rate	48.5%	48.5%	(0.4)%

U.S. Consumer Direct SG&A increased $4.0 million, from $23.8 million in the second quarter of 2012 to $27.9 million in the second quarter of 2013.  The SG&A expense of the stores opened over the past year caused $3.2 million of this increase. As a percentage of net sales, U.S. Consumer Direct SG&A increased from 37.0% in the second quarter of 2012 to 39.0% in the second quarter of 2013, primarily due to increased payroll costs to process slow-moving merchandise transfers.

U.S. Wholesale SG&A decreased $0.1 million, from $1.4 million in the second quarter of 2012 to $1.3 million in the second quarter of 2013.  This segment’s SG&A rate decreased from 6.4% in the second quarter of 2012 to 5.3% in the same period of 2013 driven by the 9.4% increase in this segment’s net sales.

International SG&A increased $1.3 million, from $9.3 million in the second quarter of 2012 to $10.5 million in the second quarter of 2013, due to our planned expansion, including an increase in the number of branded retail stores from 23 stores at June 30, 2012 to 33 stores at June 30, 2013.  We attribute approximately $1.7 million to costs associated with our expanded store count.  These increases were partially offset by $0.6 million reductions in SG&A due to lower payroll overhead and professional fees during the three months ended June 30, 2013 compared to the same period in 2012.

Core Services SG&A remained flat compared to last year.  Included in the SG&A expenses for the three months ended June 30, 2013 were strategic alternatives review costs of $3.3 million.  Excluding the costs associated with the strategic alternatives review, the Core Services SG&A rate decreased 400 basis points due to higher sales and a reduction in performance-based compensation expense.

Operating Income

The following table presents operating income (loss) by segment (dollar amounts in thousands):

	Three Months Ended, June 30,		Change
	2013	2012	Amount	%
U.S. Consumer Direct	$20,232	$21,075	$(843)	(4.0)%
U.S. Wholesale	11,445	9,759	1,686	17.3
International	499	1,715	(1,216)	(70.9)
Core Services	(16,708)	(15,920)	(789)	(5.0)
Total operating income	$15,468	$16,629	$(1,161)	(7.0)%

The following table summarizes operating income (loss) as a percentage of net sales (“operating margin”) by segment:

	Three Months Ended, June 30,		Change
	2013	2012	%
U.S. Consumer Direct	28.3%	32.7%	(4.4)%
U.S. Wholesale	46.7	43.5	3.2
International	2.4	9.7	(7.3)
Core Services	NM	NM	NM
Total operating income margin	13.3%	15.9%	(2.6)%

Operating income totaled $15.5 million, down 7.0% compared to the second quarter of last year.  Operating margin was 13.3% in the second quarter of 2013 compared to 15.9% in the second quarter of 2012.  The operating income decrease is primarily attributable to increases in SG&A driven by strategic alternatives review costs in the Core Services segment. Excluding the strategic alternatives review costs, our operating margin increased from 15.9% in the second quarter of 2012 to 16.1% in the second quarter of 2013.

The U.S. Consumer Direct operating margin decreased from 32.7% in the second quarter of 2012 to 28.3% in the second quarter of 2013, due to the reduced gross margins and increased payroll costs to process slow-moving merchandise transfers.

The U.S. Wholesale operating margin increased from 43.5% in the second quarter of 2012 to 46.7% in the second quarter of 2013 driven by this segment’s improved gross margin and net sales increase.

The International operating margin decreased from 9.7% in the second quarter of 2012 to 2.4% in the second quarter of 2013 primarily due to lower than expected gross margin driven by sales discounts to sell-off slow-moving merchandise.

Other Expense (Income), net

Net other expense (income) was $0.1 million in the second quarter of 2013 compared to $1.2 million in the second quarter of 2012.  Since the first quarter of 2012 we reduced our intercompany payable balances by contributing capital into our subsidiaries; this reduced our exposure to foreign exchange gains and losses.

Provision for Income Taxes

The effective tax rate for the second quarter of 2013 was 45.9% compared to 36.3% for the second quarter of 2012.  The 2013 effective tax rate increase over 2012 is primarily due to the increased ratio in 2013 of losses in foreign jurisdictions where valuation allowances have been established to our overall pre-tax income; our 2013 higher SG&A costs, notably those associated with the review of strategic alternatives, contributed to this unfavorable ratio.

Net Income attributable to True Religion Apparel, Inc. and Earnings Per Diluted Share

Net income attributable to True Religion Apparel, Inc. was $8.4 million, or $0.33 per diluted share, for the second quarter of 2013 compared to $9.8 million, or $0.39 per diluted share, for the second quarter of 2012.

Year-to-Date 2013 Compared to Year-to-Date 2012

The following table summarizes results of operations for the six months ended June 30, 2013 and 2012 (dollar amounts in thousands, except per share data):

	Six Months Ended June 30,
	2013		2012		Change
	Amount	%	Amount	%	Amount	%
Net sales	$237,358	100.0%	$211,694	100.0%	$25,664	12.1%
Gross profit	145,676	61.4%	136,382	64.4%	9,294	6.8%
Selling, general and administrative expenses	127,138	53.6%	102,518	48.4%	24,620	24.0%
Operating income	18,538	7.8%	33,864	16.0%	(15,326)	(45.3)%
Other expense (income), net	121	0.1%	337	0.2%	(216)	NM
Provision for income taxes	9,608	4.0%	12,976	6.1%	(3,368)	(26.0)%
Net income attributable to True Religion Apparel, Inc.	$8,879	3.7%	$20,190	9.5%	$(11,311)	(56.0)%
Net income per share attributable to True Religion Apparel, Inc.:
Basic	$0.35		$0.81		$(0.46)	(56.8)%
Diluted	$0.35		$0.80		$(0.45)	(56.3)%

Net Sales

The following table summarizes net sales by segment (dollar amounts in thousands):

	Six Months Ended, June 30,		Change
	2013	2012	Amount	%
U.S. Consumer Direct	$144,761	$129,819	$14,942	11.5%
U.S. Wholesale	50,061	43,861	6,200	14.1
International	41,832	36,856	4,976	13.5
Core Services	704	1,158	(454)	(39.2)
Total net sales	$237,358	$211,694	$25,664	12.1%

The following table summarizes the percentage of total net sales by segment:

	Six Months Ended, June 30,
	2013	2012
U.S. Consumer Direct	61.0%	61.3%
U.S. Wholesale	21.1	20.7
International	17.6	17.4
Core Services	0.3	0.6
Total net sales	100.0%	100.0%

U.S. Consumer Direct segment’s net sales (which includes our retail stores and e-commerce site) increased 11.5% to $144.8 million from the expansion of our retail store count.  Same store sales decreased 0.2% in the first six months of 2013 as compared to the same period of 2012.  Fewer shoppers visited our Regular Price and Outlet stores in the first six months of 2013 compared to 2012, but a higher percentage of shoppers bought merchandise this year.  The Regular Price sales were impacted by a lower average unit retail price due to a shift from higher-priced denim to lower-priced sportswear merchandise.  In addition to the mix shift from denim to sportswear, our Outlet stores were also impacted by higher markdowns taken on excess merchandise.

U.S. Wholesale net sales increased 14.1% to $50.1 million primarily due to an increase in sales to the Off-Price and Specialty Stores channels, which was partially offset by a decrease in sales to the Majors channel.  Sales to Majors declined as the number of doors offering our women’s merchandise declined while the number of doors offering men’s product remained consistent.

International net sales increased by 13.5% to $41.8 million primarily due to a 43% increase in our international retail sales due to an increase in our retail store count from 23 operated as of June 30, 2012 to 33 as of June 30, 2013.  The higher retail sales contributed an additional $6.5 million in sales, which was offset by a decline in wholesale sales, including a $2.7 million decrease in Korea as we continue to reposition our brand in that market.

Core Services net sales is comprised of royalties due under licensing arrangements.  Core Services net sales decreased 39.2% to $0.7 million due primarily to the non-renewal of a licensing agreement and reduced sales by other licensees.

Gross Profit

The following table summarizes gross profit by segment (dollar amounts in thousands):

	Six Months Ended, June 30,		Change
	2013	2012	Amount	%
U.S. Consumer Direct	$96,842	$90,955	$5,887	6.5%
U.S. Wholesale	25,984	22,635	3,349	14.8
International	22,146	21,634	512	2.4
Core Services	704	1,158	(454)	(39.2)
Total gross profit	$145,676	$136,382	$9,294	6.8%

The following table summarizes gross margin by segment:

	Six Months Ended, June 30,		Change
	2013	2012	%
U.S. Consumer Direct	66.9%	70.1%	(3.2)%
U.S. Wholesale	51.9	51.6	0.3
International	52.9	58.7	(5.8)
Core Services	100.0	100.0	0.0
Total gross margin	61.4%	64.4%	(3.0)%

Overall gross profit increased 6.8% to $145.7 million in the first six months of 2013, driven primarily by the overall sales increase.  Overall gross margin declined 300 basis points to 61.4%, primarily due to the 320 basis point decrease in the U.S. Consumer Direct’s gross margin and the 580 basis point decrease in International gross margin.

U.S. Consumer Direct gross margin decreased to 66.9% in the first six months of 2013 from 70.1% in the same six months in 2012, primarily due to increased markdowns in our outlet stores in order to sell through slow-moving merchandise.

U.S. Wholesale gross margin increased to 51.9% in the first six months of 2013 from 51.6% in the same period in 2012, primarily due to the improved margins in our each of our sales channels.

International gross margin decreased to 52.9% in the first six months of 2013 from 58.7% in the same period in 2012 primarily driven by lower wholesale gross margins due to discounting to clear slow-moving merchandise.

Selling, General and Administrative Expenses

The following table presents the components of SG&A by segment (dollar amounts in thousands):

	Six Months Ended, June 30,		Change
	2013	2012	Amount	%
U.S. Consumer Direct	$56,272	$47,554	$8,718	18.3%
U.S. Wholesale	3,161	2,982	179	6.0
International	23,422	17,418	6,004	34.5
Core Services	44,283	34,564	9,719	28.1
Total selling, general and administrative expenses	$127,138	$102,518	$24,620	24.0%

The following table summarizes SG&A rate by segment:

	Six Months Ended, June 30,		Change
	2013	2012	%
U.S. Consumer Direct	38.9%	36.6%	2.3%
U.S. Wholesale	6.3	6.8	(0.5)
International	56.0	47.3	8.7
Core Services	NM	NM	NM
Total SG&A rate	53.6%	48.4%	5.2%

U.S. Consumer Direct SG&A increased $8.7 million, from $47.6 million in the first six months of 2012 to $56.3 million in the first six months of 2013.  Approximately $5.6 million of this increase is associated with this segment’s store count growth. As a percentage of net sales, U.S. Consumer Direct SG&A increased from 36.6% in the first six months of 2012 to 38.9% in the first six months of 2013, primarily due to higher payroll costs to process slow-moving merchandise transfers.

U.S. Wholesale SG&A increased $0.2 million, from $3.0 million in the first six months of 2012 to $3.2 million in the first six months of 2013.  This segment’s SG&A rate remained relatively flat in the first quarter of 2013 compared to the same period in 2012.

International SG&A increased $6.0 million, from $17.4 million in the first six months of 2012 to $23.4 million in the first six months of 2013, due to our planned expansion, including an increase in the number of branded retail stores from 23 stores at June 30, 2012 to 33 stores at June 30, 2013.  We attribute approximately $3.9 million to higher costs associated with our expanded store count.  During the first quarter of 2013, the segment also incurred $1.0 million in asset impairment charges for two underperforming retail stores. The increase in the SG&A rate from 47.3% in the first six months of 2012 to 56.0% in the first six months of 2013 was driven by the wholesale sales decrease, the sales mix shift to the direct retail business, which has a higher SG&A rate than the wholesale business, and the impairment charges.

Core Services SG&A increased $9.7 million, from $34.6 million in the first six months of 2012 to $44.3 million in the first six months of 2013.  Included in the SG&A expenses for the six months ended June 30, 2013 were $7.5 million of Separation Costs and review of strategic alternatives costs of $4.1 million.  Excluding the costs associated with the Separation Costs and review of strategic alternatives, the Core Services expenses decreased $1.8 million and the segment’s SG&A rate decreased from 16.3% for the six months ended June 30, 2012 compared to 13.8% for the six months ended June 30, 2013 due to higher sales and a reduction in performance-based compensation expense.

Operating Income

The following table presents operating income (loss) by segment (dollar amounts in thousands):

	Six Months Ended, June 30,		Change
	2013	2012	Amount	%
U.S. Consumer Direct	$40,570	$43,401	$(2,831)	(6.5)%
U.S. Wholesale	22,823	19,653	3,170	16.1
International	(1,276)	4,216	(5,492)	(130.3)
Core Services	(43,579)	(33,406)	(10,173)	30.5
Total operating income	$18,538	$33,864	$(15,326)	(45.3)%

The following table summarizes operating margin by segment:

	Six Months Ended, June 30,		Change
	2013	2012	%
U.S. Consumer Direct	28.0%	33.4%	(5.4)%
U.S. Wholesale	45.6	44.8	0.8
International	(3.1)	11.4	(14.5)
Core Services	NM	NM	NM
Total operating income margin	7.8%	16.0%	(8.2)%

Operating income totaled $18.8 million, down 45.3% compared to the first six months of last year.  Operating margin was 7.8% in the first six months of 2013 compared to 16.0% in the first six months of 2012.  The operating income decrease is primarily attributable to increases in SG&A driven by Separation Costs and strategic alternatives review costs in the Core Services segment.  Excluding the impact of Separation Costs and strategic alternative review costs, our operating income was $30.1 million and our operating margin was 12.7%.

The U.S. Consumer Direct operating margin decreased from 33.4% in the first six of 2012 to 28.0% in the first six months of 2013 due to the reduced gross margin and increased store labor costs to process slow-moving merchandise.

The U.S. Wholesale operating margin increased from 44.8% in the first six months of 2012 to 45.6% in the first quarter of 2013 driven by this segment’s lower SG&A rate and improved gross margins.

The International operating margin decreased from 11.4% in the first six months of 2012 to (3.1)% in the first six months of 2013 primarily due to the wholesale sales decrease, increased discounts to sell slow-moving merchandise, and impairment charges.

Other Expense (Income), net

Net other expense (income) was $0.1 million in the first six months of 2013 compared to $0.3million in the first six months of 2012.

Provision for Income Taxes

The effective tax rate for the first six months of 2013 was 52.2% compared to 38.7% for the first six months of 2012.  The 2013 effective tax rate increase over 2012 is primarily due to the increased ratio in 2013 of losses in foreign jurisdictions where valuation allowances have been established to our overall pre-tax income; our 2013 higher SG&A costs, notably the Separation Costs and costs associated with the review of strategic alternatives, contributed to this unfavorable ratio.

Net Income attributable to True Religion Apparel, Inc. and Earnings Per Diluted Share

Net income attributable to True Religion Apparel, Inc. was $8.9 million, or $0.35 per diluted share, for the first six months of 2013 compared to $20.1 million, or $0.81 per diluted share, for the first six months of 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

In the first six months of 2013, cash and cash equivalents decreased by $2.6 million from the beginning of the year primarily due to the consistent cash flows from operations offset by net purchases of $8.3 million in short and long-term investments and $9.6 million in purchases of property and equipment to support store growth.

Operating Activities

Net cash provided by operating activities for the first six months of 2013 was $20.9 million compared to $21.6 million in the first six months of 2012.  This decrease is linked to lower net income offset by lower accounts receivable as we collected our receivables more timely, and lower income taxes payable in 2013 compared to the first six months of 2012.

Investing Activities

During the first six months of 2013, net cash used in investing activities was $17.2 million.  We incurred capital expenditures of $9.6 million in the first six months of 2013 compared to $12.1 million in the same period last year; this decrease in 2013 is caused by our decision to open fewer international retail stores in 2013 as compared to 2012.  In the first six months of 2013 we increased our marketable securities investments by $8.4 million.  In the same period in 2012, we initiated the purchases of marketable securities, which saw a use of cash of $149.8 million.

Financing Activities

Net cash used in financing activities was $5.0 million in the first six months of 2013, a decrease of $4.0 million compared to the first six months of 2012.  This decrease is primarily due to the suspension of our quarterly dividend after we entered into the Merger Agreement in May 2013.

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

Capital expenditures for the remainder of 2013 are expected to approximate $8 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except our contractual obligations discussed below.

Contractual Obligations

As compared to December 31, 2012, the only material change in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K as of July 24, 2013 is the execution of eight new retail leases which have aggregate future minimum lease payments of $9.4 million.  For additional information regarding our contractual obligations as of December 31, 2012, see the Management’s Discussion and Analysis section of the 2012 Annual Report.

Seasonality of Business

Due to the holiday shopping season in December, our U.S. Wholesale segment’s sales historically have been higher in the second half of the year and our U.S. Consumer Direct segment sales historically have been highest in the fourth quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and net sales and expenses during the period. We base our estimates on historical experience and on other factors and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in the six months ended June 30, 2013 are consistent with those discussed in our 2012 Annual Report.

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

We generate sales and incur expenses in foreign currency in support of our retail stores and wholesale operations for our foreign subsidiaries which is the majority of our International segment.  Although our transactions denominated in foreign currencies continue to increase in significance to our overall business, our exposure to exchange rate fluctuations between the U.S. Dollar and these foreign currencies are not considered material as of June 30, 2013.  We received U.S. Dollars for all other merchandise sales and licensing revenue during the quarter ended June 30, 2013.  Management believes the exposure to adverse changes in exchange rates are not sufficiently material to warrant a hedging program.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2013, we completed the process of implementing a new enterprise resource planning system for our European subsidiaries in Switzerland and the United Kingdom.  This new system replaces an enterprise resource planning system we previously used.  We engaged in pre-implementation planning, design, and testing of the system, and we also conducted post-implementation monitoring and process modifications to ensure the effectiveness of internal controls over financial reporting. We have not experienced any significant difficulties to date in connection with the implementation or operation of the new enterprise resource planning system.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

Between May 14, 2013 and May 16, 2013, three putative class action complaints were filed in the Superior Court of California, Los Angeles County in connection with the proposed Merger (collectively, the “California Actions”). Between May 21, 2013 and May 28, 2013, two putative class action complaints were filed in Delaware Chancery Court (collectively, the “Delaware Actions”) in connection with the proposed Merger. Each complaint names as defendants the Company and the Board of Directors (collectively, “True Religion Defendants”), and TowerBrook and certain of its subsidiaries (collectively, “TowerBrook Defendants,” and collectively with True Religion Defendants, “Defendants”). The complaints generally allege that the Company’s directors breached their fiduciary duties by engaging in a flawed sales process, by approving an inadequate price, and by agreeing to provisions that would allegedly preclude another interested buyer from making a financially superior proposal to acquire the Company. The complaints also allege that one or more of the Company, TowerBrook, and certain of TowerBrook’s subsidiaries aided and abetted the alleged breaches of fiduciary duties by the directors. Among other things, Plaintiffs seek an injunction (to prevent consummation of the merger), damages, declaratory relief, and attorneys’ fees. On June 7, 2013, the Delaware Chancery Court consolidated the Delaware Actions and on June 14, 2013, the plaintiffs in the California Actions agreed to litigate the shareholder claims in the consolidated Delaware actions and stay the California Actions pending entry of final judgment in the Delaware Action.  On July 17, 2013, the True Religion Defendants and the TowerBrook Defendants agreed on a settlement in principle with the plaintiffs.  The settlement remains subject to appropriate documentation by the parties and approval by the court. As part of the settlement, we agreed to enhance disclosures to our Proxy Statement, which were provided in an 8-K filed with the SEC on July 18, 2013.

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We believe the recorded legal accruals in our condensed balance sheets as of June 30, 2013 are adequate in light of the probable and estimable liabilities.  As of the date of this report, we do not believe that we have any currently identified claims, proceedings or litigation, either alone or in the aggregate, that will have a material impact on our future results of operations, financial position or cash flows.  Since these matters are subject to inherent uncertainties, our view of them may change in the future.

ITEM 1A.                                       Risk Factors

In our 2012 Annual Report, we discussed the Company’s risk factors in Part I, “Item 1A. Risk Factors.” Our risk factors are unchanged from those discussed in the 2012 Annual Report.

ITEM 2.                                                Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 None

(b)                                 None

(c)                                  See below

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2013:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Per Share (a)	Announced Plan	Under the Plan
April 1, 2013 — April 30, 2013	2,527	$26.47	—	—
May 1, 2013 — May 31, 2013	395	$31.58	—	—
June 1, 2013 — June 30, 2013	254	$31.55	—	—
Total	3,176	$27.51	—	—

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

2.1

Agreement and Plan of Merger, dated as of May 10, 2013, by and among TRLG Holdings, LLC, TRLG Merger Sub, Inc., and True Religion Apparel, Inc. (incorporated by reference from our Form 8-K Current Report, filed May 15, 2013).

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

Date: July 29, 2013

By:	/s/ PETER F. COLLINS
Peter F. Collins, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: July 29, 2013